Form 10-Q
period 1998-07-31
SEACOAST FINANCIAL SERVICES CORP
filed 1998-11-05
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          ----------------------------


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarter ended July 31, 1998

                                       or

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                        COMMISSION FILE NUMBER: 333-52889


                     SEACOAST FINANCIAL SERVICES CORPORATION
                     ---------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Massachusetts                                 04-1659040
           -------------                                 ----------
     (State of Incorporation)               (IRS Employer Identification Number)


  791 Purchase Street, New Bedford, Massachusetts           02740
  -----------------------------------------------           -----
     (Address of Principal Executive Offices)             (Zip Code)



                                  (508)984-6000
                                  -------------
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes            No   X
                                                     ------         ------


At November 5, 1998, the Company is in the process of its conversion from mutual to stock form and, accordingly, there were no shares of common stock outstanding.

                     SEACOAST FINANCIAL SERVICES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                   PAGE NO.
                                                                                                 --------

Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets at July 31, 1998                                       1
                  and October 31, 1997

                  Consolidated Statements of Income for the three and nine months                    2
                  ended July 31, 1998 and 1997

                  Consolidated Statements of Changes in Surplus                                      3
                  at July 31, 1998 and 1997

                  Consolidated Statements of Cash Flows for the nine months ended                    4
                  July 31, 1998 and 1997

                  Notes to Consolidated Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial                                           8
         Condition and Results of Operations

         Liquidity and Capital Resources                                                            12

         Impact of The Year 2000 Issue                                                              13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          15

Item 2.  Changes in Securities                                                                      15

Item 3.  Defaults upon Senior Securities                                                            15

Item 4.  Submission of Matters to a Vote of Security Holders                                        15

Item 5.  Other Information                                                                          15

Item 6.  Exhibits and Reports on Form 8-K                                                           16

SIGNATURES                                                                                          17

EXHIBIT 27 - Financial Data Schedule

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                 (In Thousands)

                                                                        July 31,             October 31,
                                                                          1998                  1997
                                                                       ----------            ----------
ASSETS:
         Cash and due from banks                                       $   32,140            $   25,611
         Federal funds sold                                                15,374                 7,150
                                                                       ----------            ----------
         Total cash and cash equivalents                                   47,514                32,761
         Investment securities:
              Available-for-sale, at fair value                           189,496               209,316
              Held-to-maturity, at amortized cost                          13,695                12,633
              Restricted equity securities                                  5,286                 5,156
         Loans held-for-sale                                               11,551                 4,277
         Loans, net                                                       896,870               809,555
         Accrued interest receivable                                        6,017                 5,805
         Banking premises and equipment, net                               14,831                12,254
         Other real estate owned                                            1,274                 1,707
         Net deferred tax asset                                             5,950                 6,988
         Other assets                                                       9,220                 6,138
                                                                       ----------            ----------

         Total assets                                                  $1,201,704            $1,106,590
                                                                       ==========            ==========


LIABILITIES AND SURPLUS:
         Deposits                                                      $1,008,417            $  937,948
         Short-term borrowings                                             12,808                 9,697
         Federal Home Loan Bank advances                                   61,273                51,006
         Other borrowings                                                     287                    --
         Mortgagors' escrow payments                                          945                 1,002
         Accrued expenses and other liabilities                             9,253                 8,796
                                                                       ----------            ----------

         Total liabilities                                              1,092,983             1,008,449
                                                                       ----------            ----------

SURPLUS                                                                   106,547                96,527

NET UNREALIZED GAIN ON INVESTMENT SECURITIES
AVAILABLE-FOR-SALE, NET OF INCOME TAXES                                     2,174                 1,614
                                                                       ----------            ----------

         Total surplus                                                    108,721                98,141
                                                                       ----------            ----------

         Total liabilities and surplus                                 $1,201,704            $1,106,590
                                                                       ==========            ==========


                       See accompanying notes to unaudited
                       consolidated financial statements.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                 (In Thousands)

                                                        Three Months Ended                 Nine Months Ended
                                                              July 31,                           July 31,
                                                     ------------------------           -----------------------
                                                     1998                1997           1998               1997
                                                     ----                ----           ----               ----

INTEREST AND DIVIDEND INCOME:
         Interest on loans                           $18,727           $16,690         $54,168           $48,467
         Interest and dividends on investment
           securities                                  2,970             3,334           9,498             9,768
         Interest on federal funds sold and
           short-term investments                        319               312           1,110               956
                                                     -------          --------       ---------          --------

         Total interest and dividend income           22,016            20,336          64,776            59,191
                                                     -------          --------       ---------          --------

INTEREST EXPENSE:
         Interest on deposits                          9,843             9,238          28,907            26,695
         Interest on borrowed funds                    1,224               961           3,488             2,736
                                                     -------          --------       ---------          --------

         Total interest expense                       11,067            10,199          32,395            29,431
                                                     -------          --------       ---------          --------

         Net interest income                          10,949            10,137          32,381            29,760

PROVISION FOR POSSIBLE LOAN LOSSES                       445               668             837             1,337
                                                     -------          --------       ---------          --------

         Net interest income after provision
           for possible loan losses                   10,504              9,469         31,544            28,423
                                                     -------          ---------      ---------          --------

NONINTEREST INCOME:
         Deposit and other banking fees                  836               831           2,404             2,323
         Loan servicing fee                              116               144             381               438
         Card fee income, net                            151               158             306               259
         Other loan fees                                  66                78             336               311
         Gain (loss) on sales of investment
           securities, net                                --                23              (3)               20
         Gain on sales of loans, net                     355               162             853               297
         Other income                                    281               148             770               526
                                                     -------         ---------       ---------          --------

         Total noninterest income                      1,805             1,544           5,047             4,174
                                                     -------         ---------       ---------          --------

NONINTEREST EXPENSE:
         Salaries and employee benefits                3,661             3,167          11,025            10,157
         Occupancy and equipment expenses                880               852           2,607             2,480
         Data processing expenses                        655               528           1,874             1,589
         Marketing expenses                              479               413           1,139               859
         Professional services expenses                  241               208             793               794
         Deposit insurance premiums                       39                38             116                83
         Other real estate owned expenses
           (income), net                                 (22)              146             121               382
         Other operating expenses                        821               240           2,473             1,946
                                                     -------          --------       ---------           -------

         Total noninterest expense                     6,754             5,592          20,148            18,290
                                                     -------          --------       ---------           -------

         Income before provision for
           income taxes                                5,555             5,421          16,443            14,307

PROVISION FOR INCOME TAXES                             2,117             1,995           6,423             5,588
                                                     -------          --------        --------          --------

         Net income                                  $ 3,438          $  3,426         $10,020          $  8,719
                                                     =======          ========        ========          ========

                       See accompanying notes to unaudited
                       consolidated financial statements.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CHANGES IN SURPLUS

                                   (UNAUDITED)

                                 (In Thousands)

                                                                      Net Unrealized Gain
                                                                    on Investment Securities
                                                                       Available-for-Sale,
                                                      Surplus          Net of Income Taxes       Total Surplus
                                                      -------       ------------------------     -------------

BALANCE, OCTOBER 31, 1996                            $   84,743             $    174              $   84,917

    Net income                                            8,719                   --                   8,719

    Change in unrealized gain on securities
       available-for-sale                                    --                  820                     820
                                                     ----------            ---------              ----------

BALANCE, JULY 31, 1997                               $   93,462             $    994              $   94,456
                                                     ==========            =========              ==========

BALANCE, OCTOBER 31, 1997                            $   96,527             $  1,614              $   98,141

    Net income                                           10,020                   --                  10,020

    Change in unrealized gain on securities
       available-for-sale                                    --                  560                     560
                                                     ----------            ---------              ----------

BALANCE, JULY 31, 1998                               $  106,547             $  2,174              $  108,721
                                                     ==========            =========              ==========





                       See accompanying notes to unaudited
                       consolidated financial statements.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In Thousands)

                                                                                        Nine Months Ended
                                                                                             July 31,
                                                                                        ------------------
                                                                                        1998          1997
                                                                                        ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $10,020        $8,719
     Adjustments to reconcile net income to net cash
        provided by operating activities--
       Depreciation and amortization of premises and
         equipment                                                                     1,092         1,057
       Amortization and accretion, net                                                   524           716
       Provision for possible loan losses                                                837         1,337
       (Gain) loss on sale of investment securities                                        3           (20)
       Provision for other real estate owned losses                                       36           187
       Loss on sale of other real estate owned                                           (24)           --
       Provision for deferred taxes                                                      562           320
       Originations of loans held-for-sale                                           (79,819)      (19,296)
       Proceeds from sales of loans originated for resale                             73,398        21,551
       Gain on sales of loans                                                           (853)         (297)
       Net increase in accrued interest receivable                                      (212)         (619)
       Net increase in other assets                                                   (1,609)         (987)
       Net (decrease) increase in accrued expenses
         and other liabilities                                                           457        (1,258)
                                                                                    --------    ----------

               Net cash provided by operating activities                               4,412        11,410
                                                                                    --------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of securities classified as
       available-for-sale                                                            (57,147)      (73,274)
   Purchase of securities classified as
       held-to-maturity                                                               (7,480)       (6,482)
   Proceeds from sales, calls and maturities of
       securities classified as available-for-sale                                    64,169        60,337
   Proceeds from maturities and calls of securities
       classified as held-to-maturity                                                  6,300         4,069
   Principal receipts from mortgage-backed
      investments classified as available-for-sale                                    13,513         9,390
   Purchase of loans                                                                  (8,965)       (3,154)
   Net increase in loans                                                             (79,769)      (49,760)
   Recoveries of loans previously charged off                                            269           277
   Proceeds from sales of other real estate owned                                        734         1,662
   Purchase of premises and equipment                                                 (3,669)         (752)
                                                                                    --------     ---------

          Net cash used in investing activities                                      (72,045)      (57,687)
                                                                                    --------     ---------

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                                   (UNAUDITED)

                                 (In Thousands)

                                                                                  Nine Months Ended
                                                                                       July 31,
                                                                                  -----------------
                                                                                  1998         1997
                                                                                  ----         ----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in NOW accounts and demand
        deposits                                                                $16,447     $11,759
     Increase in passbook and other
        savings accounts                                                         20,204       7,127
     Increase in term certificates                                               33,818      31,270
     Advances from Federal Home Loan Bank                                        21,586      15,192
     Repayments of Federal Home Loan Bank advances                              (11,319)     (9,549)
     Payment of stock offering and merger costs                                  (1,691)         --
     Increase in short-term and other
        borrowings, net                                                           3,398       3,105
     Decrease in mortgagors' escrow
        payments                                                                    (57)       (178)
                                                                                -------     -------
            Net cash provided by financing activities                            82,386      58,726
                                                                                -------     -------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                         14,753      12,449
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     32,761      34,564
                                                                                -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $47,514     $47,013
                                                                                =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
          Interest paid on deposits and borrowed funds                          $32,350     $29,359
          Income taxes paid                                                       5,688       6,119
SUPPLEMENTAL DISCLOSURE OF NONCASH
    TRANSACTIONS:
         Transfers from loans to other real estate owned                          1,303       2,333
         Financed other real estate owned sales                                     990       1,004


                       See accompanying notes to unaudited
                       consolidated financial statements.

                     SEACOAST FINANCIAL SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 1998 and 1997


(1)   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Seacoast Financial Services Corporation, which until August 1998 was organized as The 1855 Bancorp (the "Company"), and its wholly-owned subsidiary, Compass Bank for Savings ("Compass") presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended October 31, 1997 included as part of a Form S-1 Registration Statement initially filed with the Securities and Exchange Commission (SEC) on May 15, 1998. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year. Management is required to make estimates and assumptions that effect amounts reported in the financial statements. Actual results could differ significantly from those estimates.

Summary of Significant Accounting Policies

The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form S-1 filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

(2)   Pending Conversion and Merger

On February 2, 1998, the Company and Compass entered into a definitive agreement under which Compass would acquire Sandwich Bancorp, Inc. (Sandwich), a one-bank holding company with approximately $519,000,000 in total assets at December 31, 1997. Shortly thereafter, Sandwich received expressions of interest from three other parties who had an interest in the acquisition of Sandwich. On February 24, 1998, Sandwich announced that its Board of Directors determined that it was appropriate to request additional information and a clarification of the renewed expressions of interest that it had received from the three other parties subsequent to February 2, 1998.

Following a review of the other expressions of interest for Sandwich, the Company and Sandwich jointly announced on March 23, 1998 that they had signed an amendment to their previously announced agreement of February 2, 1998 (the Amended Agreement) by which the Company would acquire Sandwich. Under the terms of the Amended Agreement, the Company will convert to a 100% publicly owned stock holding company and, thereafter, issue stock to Sandwich shareholders in a tax-free exchange of common stock. The number of shares to be received in exchange for each share of Sandwich will be determined pursuant to a formula based on the average trading price of the stock of the Company for a number of days near the transaction date. Based on the Company's initial public offering price of $10.00 per share, each Sandwich share would be exchanged for stock having a value of $64.00 per share so long as the stock trades at an average trading price of between $10.00 and $13.50 per share during a designated trading period following the initial public offering date. If the average trading price exceeds $13.50 per share, the value to be received by Sandwich shareholders would increase proportionately up to maximum value of $71.11 until the Company's average trading price reaches or exceeds $15.00 per share. If the average trading price is equal to or less than $10.00 per share, Sandwich shares would be exchanged for 6.4 shares of Company stock which would have a value of $64.00 or less.

Sandwich and the Company also entered into a Stock Option Agreement, granting to the Company an option to acquire up to 19.9% of Sandwich common stock under certain circumstances. The transaction is conditioned upon its being eligible to be accounted for as a pooling of interests and is subject to all necessary regulatory and shareholder approvals. It is expected to close in the fourth quarter of 1998.

On September 21, 1998 the Company's Registration Statement on Form S-1 was declared effective by the SEC and, accordingly, the Company commenced the solicitation of Compass's depositors as part of its conversion from a mutual holding company to a 100% publicly-owned stock holding company. Although the Conversion and the Merger will not occur simultaneously, they are interdependent transactions, and the Conversion will not be consummated unless or until all conditions to the consummation of both the Conversion and the Merger (other than the exchange of shares in the Merger) have been satisfied or waived. At July 31, 1998, costs of $1.7 million related to the Conversion and Merger are included in other assets.


(3)   Loans

        Compass's loan portfolio consisted of the following:

                                                               July 31,                 October 31,
                                                                1998                        1997
                                                              ---------                 -----------
                                                                         (In thousands)
         Real estate loans:
         Residential (one-to-four family)                      $370,179                  $363,030
         Commercial                                             122,177                   124,059
         Home equity lines of credit                             16,275                    15,133
         Construction                                            43,630                    33,894
                                                             ----------                ----------
                  Total real estate loans                       552,261                   536,116
                                                             ----------                ----------

         Commercial loans                                        56,235                    51,371
                                                             ----------                ----------

         Consumer loans:
           Indirect auto loans                                  306,360                   238,114
           Other                                                 27,291                    24,662
                                                             ----------                ----------
                  Total consumer loans                          333,651                   262,776
         Less--Unearned discount                                 34,743                    30,066
                                                             ----------                ----------
                  Total consumer loans, net                     298,908                   232,710
                                                             ----------                ----------
                  Total loans                                   907,404                   820,197
         Less--Allowance for possible loan losses                10,534                    10,642
                                                             ----------                ----------

                  Total loans, net                             $896,870                  $809,555
                                                             ==========                ==========


         Nonaccrual loans amounted to $4,592,000 and $10,925,000 at July 31, 1998 and October 31, 1997, respectively. The majority of this decrease is attributable to two loan relationships. In one instance, the loan was repaid and in the other the borrower, whose payments have been current, has shown improved operating performance sufficient to warrant an upgrade in loan classification and placement on accrual status.

         An analysis of the allowance for loan losses follows (in thousands):

                                                                                    Nine Months Ended July 31,
                                                                                 -----------------------------
                                                                                       1998            1997
                                                                                      ------          ------

             Balance, beginning of year                                             $10,642          $10,334
             Provision                                                                  837            1,337
             Charge-offs                                                             (1,214)          (1,269)
             Recoveries                                                                 269              277
                                                                                 ----------       ----------

             Balance, end of period                                                 $10,534          $10,679
                                                                                 ==========       ==========



(4)   Deposits

      A summary of deposit balances is as follows:

                                                                                    July 31,     October 31,
                                                                                      1998           1997
                                                                                    --------     ------------
                                                                                        (In thousands)

           Demand deposit accounts                                              $     65,305     $  58,840
           NOW and money market deposit accounts                                     244,486       223,580
           Passbook and other savings accounts                                       180,352       171,072
                                                                                ------------     ---------

                  Total noncertificate accounts                                      490,143       453,492
                                                                                ------------     ---------

         Term certificates--
           Term certificates of $100,000 and over                                     95,827        82,647
           Term certificates less than $100,000                                      422,447       401,809
                                                                                ------------     ---------

                  Total term certificate accounts                                    518,274       484,456
                                                                                ------------     ---------

           Total deposits                                                       $  1,008,417     $ 937,948
                                                                                ============     =========


(5)   Earnings Per Share

      Earnings per share for the three and nine months ended July 31, 1998 are not applicable as the Company's conversion from a mutual holding company to a stock holding company was not completed.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events could differ materially from those anticipated in the forward-looking statements. Important factors that might cause such a difference include general economic conditions, particularly the real estate market, in the Company's primary market area, potential increases in the Company's non-performing assets (as well as increases in the allowance for possible loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation and supervision, including increased deposit insurance premiums or capital or reserve requirements, the so-called Year 2000 issue, changes in interest rates, and increased competition and bank consolidations in the Company's market area.

Comparison of Financial Condition at July 31, 1998 and October 31, 1997

Total assets increased by $95.1 million, or 8.6%, from $1,106.6 million at October 31, 1997 to $1,201.7 million at July 31, 1998. This growth was due primarily to a $14.8 million, or 45.0%, increase in cash and cash equivalents and a $87.2 million, or 10.6% increase in loans. Asset growth was funded primarily by a $70.5 million, or 7.5%, increase in deposits and a $10.3 million, or 20.1%, increase in FHLB advances.

The increase in cash and cash equivalents at July 31, 1998 was temporary in nature and attributable to a reduction in the difference in rates paid on short- to medium-term investments and funds invested overnight as well as normal fluctuations in activity.

The increase in loans occurred primarily in Seacoast Financial's construction and indirect auto loan portfolios. From October 31, 1997 to July 31, 1998, construction loans increased by $9.7 million, or 28.7% and indirect auto loans (net of unearned discounts) increased by $63.6 million, or 30.6%. The growth during the nine months ended July 31, 1998 is primarily attributable to the favorable interest rate environment and economic conditions which prevailed during this period. In addition, Seacoast Financial has continued to emphasize the origination of indirect auto loans through its network of automobile dealers.

Total deposits at July 31, 1998, were $1,008.4 million, an increase of $70.5 million, or 7.5% compared to $937.9 million at October 31, 1997. The increase in deposits continues to be impacted by favorable economic conditions partially offset by a continuing low interest rate environment wherein Seacoast Financial competes against other instruments available to the public such as mutual funds and annuities. In addition, deposit growth reflects increased seasonal activity on Martha's Vineyard and the continuing effect of industry consolidation. Total borrowed funds were $74.4 million at July 31, 1998 compared to $60.7 million at October 31, 1997, an increase of $13.7 million, or 22.6%. During the nine months ended July 31, 1998, Seacoast Financial's net borrowing from the FHLB increased by $10.3 million.

The increase in surplus of $10.6 million to $108.7 million at July 31, 1998 resulted from net earnings of $10.0 million for the nine months ended July 31, 1998 and a $560,000 increase in unrealized gains (net of taxes) on securities available for sale, most of which pertained to Seacoast Financial's marketable equity securities portfolio.

Comparison of Operating Results for the Nine Months Ended July 31, 1998 and July 31, 1997

         General. Net income increased by $1.3 million or 14.9%, from $8.7 million for the nine months ended July 31, 1997 to $10.0 million for the nine months ended July 31, 1998. The improvement was attributable to higher net interest income of $2.6 million, a $500,000 decrease in the provision for loan losses due to a continuation of the favorable trends in the various factors considered by management in evaluating the adequacy of the allowance for loan losses and an increase in net gains on sales of loans of $556,000. The improvement was partially offset by an increase of $1.9 million in non-interest expense due to higher salaries, occupancy and equipment expenses, data processing expenses and marketing costs. Of the $1.9 million increase in non-interest expense, $412,000 was due to a recovery, in 1997, of life insurance premiums recognized when an insurance company emerged from receivership. The increase in net interest income was due to growth in average interest-earning assets.

         Interest Income. Interest income for the nine months ended July 31, 1998 was $64.8 million, compared to $59.2 million for the nine months ended July 31, 1997, an increase of $5.6 million, or 9.5%. All of the increase in interest income resulted from growth in average interest-earning assets of $98.7 million, or 9.8%, as the overall yield on interest-earning assets declined by 2 basis points in the 1998 period. The principal areas of growth related to real estate loans (up $36.9 million, or 7.1%) and indirect auto loans (up $56.7 million, or 32.5%). Most of the real estate loan growth resulted from increased originations of one-to-four family real estate loans and construction loans. The increase in indirect auto loans resulted from an improved economic environment within Compass's local markets, the expansion of such lending into Rhode Island and the continued emphasis of this area of lending.

         Interest Expense. Interest expense for the nine months ended July 31, 1998 was $32.4 million, compared to $29.4 million for the nine months ended July 31, 1997, an increase of $3.0 million, or 10.1%. This increase resulted from a higher average balance of interest-bearing liabilities (up $80.3 million, or 8.9%). Average interest-bearing deposit balances increased $62.9 million, or 7.5%, primarily as a result of the factors noted in the prior discussion on deposit growth.

Interest expense on borrowed funds increased $752,000, or 27.5%, in the nine months ended July 31, 1998 due to a $17.5 million, or 31.0%, increase in the average balance of such funds to $73.9 million, which was partially offset by an 18 basis point reduction in the average rate paid on borrowed funds to 6.29% in the 1998 period compared to the 1997 period.

         Provision for Loan Losses. Compass establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that management estimates is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current an anticipated economic conditions, volume and type of lending and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses monthly in order to maintain the adequacy of the allowance.

Compass provided $837,000 for loan losses in the nine month period ended July 31, 1998 compared to $1.3 million in the nine month period ended July 31, 1997, a decrease of $500,000, or 37.4%. This decrease was primarily influenced by a reduction in the balance of adversely classified loans and fewer delinquencies.

         Non-Interest Income. Total non-interest income was $5.0 million for the nine months ended July 31, 1998 compared to $4.2 million for the nine months ended July 31, 1997, an increase of $873,000, or 20.9%. The increase resulted primarily from an increase of $556,000 in the gain on sale of mortgage loans from $297,000 in the nine months ended July 31, 1997 to $853,000 in the nine months ended July 31, 1998. Compass generally sells in the secondary mortgage market fixed rate residential mortgage loans with terms of 15 years or longer. With the reduction in interest rates on 15- and 30-year fixed rate mortgages which occurred in 1997 and into 1998, the volume of fixed-rate mortgage loan originations increased which caused this increase. Also, Compass earned $188,000 of fees in 1998 under a new relationship with an outside vendor which processes its official checks. This fee is determined based on the average length of time such checks, which are drawn on the account of the outside vendor, remain outstanding.

         Non-Interest Expense. Non-interest expense increased by $1.9 million, or 10.4%, from $18.3 million for the nine months ended July 31, 1997 to $20.2 million for the nine months ended July 31, 1998. Of this increase, $868,000 related to compensation and employee benefits, which rose 8.5% to $11.0 million for the nine months ended July 31, 1998. The higher level of compensation and employee benefits was caused by overall salary increases averaging 4%, increased commissions of $155,000 related to higher mortgage loan originations, staffing increases in the lending area and higher health insurance costs of $65,000.

Occupancy and equipment expenses increased $127,000, or 5.1%, to $2.6 million for the nine months ended July 31, 1998. This increase was due to an increase in ATM maintenance costs, and a one-time reduction in rent expense in 1997 of $36,000 attributable to a leased facility which Compass no longer utilized.

Marketing expenses increased $280,000, or 32.6%, to $1.1 million for the nine months ended July 31, 1998. This increase was primarily attributable to advertising campaigns related to the new ROTH IRA accounts allowed by changes in the tax law, Compass's commercial loan programs and the advertising of Compass's Preferred Checking account program.

Data processing expenses increased $285,000, or 17.9%, to $1.9 million for the nine months ended July 31, 1998. This increase was due to new services, including laser printing and Internet services, and volume-related increases in loans and deposits.

Other real estate owned (OREO) expenses decreased $261,000, or 68.3%, to $121,000 for the nine months ended July 31, 1998 due to the continuation of the decline in the number of properties held as OREO and stable real estate market values.

Other non-interest expenses for the nine months ended July 31, 1998 were $2.5 million compared to $1.9 million for the comparable period in 1997, an increase of $527,000 or 27.1%. Included in the results for 1997 was a recovery of life insurance premiums of $412,000 from an insurance company which emerged from receivership. Exclusive of this item, other non-interest expenses increased in 1998 by $115,000 or 4.9%.

         Income Taxes. Income tax expense was $6.4 million of the nine months ended July 31, 1998, an increase of $835,000, or 14.9%, compared to the 1997 period. The effective tax rate was 39.1% in 1998 and 1997.


Comparison of Operating Results for the Three Months Ended July 31, 1998 and July 31, 1997

         General. The Company recorded third quarter 1998 net income of $3.4 million which equaled the amount recorded in the third quarter of 1997. The results in the third quarter of 1997 were favorably affected by a $412,000 recovery of life insurance premiums recognized when an insurance company emerged from receivership. Due to an increase in average interest-earning assets of $98.9 million, or 9.6%, net interest income increased by $812,000, or 8.0%, from $10.1 million in 1997 to $10.9 million in 1998. The other significant items affecting net income were a decrease in the provision for loan losses of $223,000 and an increase in non-interest income of $261,000 which were offset by an increase in non-interest expense of $1.2 million ($750,000 net of the recovery of life insurance premiums previously mentioned) and an increase in the provision for income taxes of $122,000.

         Interest Income. Interest income for the three months ended July 31, 1998 was $22.0 million, compared to $20.3 million for the three months ended July 31, 1997, an increase of $1.7 million, or 8.4%. All of the increase in interest income resulted from growth in average interest-earning assets of $98.9 million, or 9.6%, as the overall yield on interest-earning assets declined by 10 basis points in the 1998 period. The principal areas of growth related to real estate loans (up $43.4 million, or 8.2%) and indirect auto loans (up $68.5 million, or 37.3%). Most of the real estate loan growth resulted from increased originations of one-to-four family real estate loans and construction loans. The increase in indirect auto loans resulted from an improved economic environment within Compass's local markets, the expansion of such lending into Rhode Island and the continued emphasis of this area of lending.

         Interest Expense. Interest expense for the three months ended July 31, 1998 was $11.1 million, compared to $10.2 million for the three months ended July 31, 1997, an increase of $868,000, or 8.5%. This increase resulted from a higher average balance of interest-bearing liabilities (up $84.1 million, or 9.2%). Average interest-bearing deposit balances increased $66.8 million, or 7.8%, primarily as a result of the factors noted in the prior discussion on deposit growth. Interest expense on borrowed funds increased $263,000, or 27.4%, in the three months ended July 31, 1998 due to a $17.3 million, or 29.0%, increase in the average balance of such funds to $76.9 million, which was partially offset by an 8 basis point reduction in the average rate paid on borrowed funds to 6.36% in the 1998 period compared to the 1997 period.

         Provision for Loan Losses. Compass provided $445,000 for loan losses in the three month period ended July 31, 1998 compared to $668,000 in the three month period ended July 31, 1997, a decrease of $223,000, or 33.4%. This decrease was primarily influenced by a reduction in the balance of adversely classified loans and fewer delinquencies.

         Non-Interest Income. Total non-interest income was $1.8 million for the three months ended July 31, 1998 compared to $1.5 million for the three months ended July 31, 1997, an increase of $261,000, or 16.9%. The increase resulted primarily from an increase of $193,000 in the gain on sale of mortgage loans from $162,000 in the three months ended July 31, 1997 to $355,000 in the three months ended July 31, 1998. Compass generally sells in the secondary mortgage market fixed rate residential mortgage loans with terms of 15 years or longer. With the reduction in interest rates on 15- and 30-year fixed rate mortgages which occurred in 1997 and into 1998, the volume of fixed-rate mortgage loan originations increased which caused this increase. Also, Compass earned $79,000 of fees in 1998 under a new relationship with an outside vendor which processes its official checks. This fee is determined based on the average length of time such checks, which are drawn on the account of the outside vendor, remain outstanding.

         Non-Interest Expense. Non-interest expense increased by $1.2 million, or 21.4%, from $5.6 million for the three months ended July 31, 1997 to $6.8 million for the three months ended July 31, 1998. Of this increase, $494,000 related to compensation and employee benefits, which rose 15.6% to $3.7 million for the three months ended July 31, 1998. The higher level of compensation and employee benefits was caused by overall salary increases averaging 4%, increased commissions of $68,000 related to higher mortgage loan originations, staffing increases in the lending area and higher bonus expense of $95,000.

         Marketing expenses increased $66,000, or 16.1%, to $479,000 for the three months ended July 31, 1998. This increase was primarily attributable to advertising campaigns related to the new ROTH IRA accounts allowed by changes in the tax law, Compass's commercial loan programs and the advertising of Compass's Preferred Checking account program.

         Data processing expenses increased $127,000, or 24.1%, to $655,000 for the three months ended July 31, 1998. This increase was due to new services, including laser printing and Internet services, and volume-related increases in loans and deposits.

         Other real estate owned (OREO) expenses decreased $168,000, in the three months ended July 31, 1998 due to the continuation of the decline in the number of properties held as OREO and stable real estate market values.

         Other non-interest expenses for the three months ended July 31, 1998 were $821,000 compared to $240,000 for the comparable period in 1997, an increase of $581,000. Included in the results for 1997 was a recovery of life insurance premiums of $412,000 from an insurance company which emerged from receivership as well as other life insurance benefits of $103,000. Exclusive of these items, other non-interest expenses increased in 1998 by $66,000 or 8.7%. This increase was primarily attributable to an increase in office supplies expense.

         Income Taxes. Income tax expense was $2.1 million of the three months ended July 31, 1998, an increase of $122,000, or 6.1%, compared to the 1997 period. The effective tax rate was 38.1% in 1998 and 36.8% in 1997. The lower effective tax rate in 1997 was caused by the recovery of life insurance premiums which was non-taxable.

Liquidity and Capital Resources

         Compass's liquidity, represented by cash and cash equivalents and debt securities is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, borrowings, principal and interest payments on outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates. Compass invests excess funds in federal funds sold which provides liquidity to meet lending requirements.

         Liquidity management is both a daily and long term function of business management. The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At July 31, 1998, the Company maintained cash and due from banks, short-term investments and debt securities maturing within one year of $73.3 million, or 6.1% of total assets. During the first nine months of 1998, Compass continued to be an average daily net seller of Federal Funds.

         The Company's "Tier One" capital, consisting entirely of its surplus account, measured 12.32% of risk-weighted assets at July 31, 1998. Total capital, including the "Tier Two" allowance for loan losses, was 13.55% of risk-weighted assets. The leverage capital ratio was 8.91%. These ratios placed the Company in the "well-capitalized" category according to regulatory standards.

Impact of The Year 2000 Issue

         The Year 2000 Issue (commonly referred to as "Y2K") is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. The Y2K issue, which is common to most corporations, including banks, concerns the inability of information systems, primarily (but not exclusively) computer software programs, to properly recognize and process date-sensitive information as the Year 2000 approaches.

         Since Compass's information systems functions are either outsourced to service bureaus or processed in-house using programs developed by third-party vendors, the direct effort to correct Y2K issues will be undertaken largely by third parties and will therefore not be within Compass's direct control. Compass expects to bring its mission critical operating systems into compliance with Y2K requirements through the installation of updated or replacement programs developed by third parties.

         Compass began addressing the Y2K issue in the Fall of 1996 when it formed a Y2K Project Team comprised of financial, operations, information systems, internal audit, compliance, lending, corporate services, loan servicing and retail personnel. A formal Y2K Action Plan was developed by the Y2K Project Team and approved by the Board of Directors in 1997. The Y2K Project Team has completed an assessment, identified mission critical systems, and created a formal tracking system identifying all third party vendors and their Y2K compliant version of all bank installed systems. Mission critical systems include hardware, software, program interfaces, operating systems as well as other mechanical or computer-generated requirements that are beyond Compass's main central processing system and network. Based upon the results of the assessment, Compass has established internal time frames to upgrade or replace its existing hardware and software systems. During the quarter ended July 31, 1998, the Bank began to upgrade its retail branches with new Y2K compliant hardware and branch teller platform software. All branch upgrades are expected to be substantially completed by the end of the first quarter 1999.

         Compass's plan to resolve the Y2K issue was developed along the five phase project management process outlined in the Federal Financial Institutions Examination Council (FFIEC) Year 2000 statement of May 5, 1997 which consisted of ((i) awareness; (ii) assessment; (iii) renovation; (iv) validation; and (v) implementation). The awareness phase has been completed. The Y2K assessment was completed and monitoring of service bureau and vendor progress is ongoing. Renovation of third party systems that were identified as non-compliant have either been upgraded or replaced to the compliant version or scheduled to be upgraded by March 31, 1999. All non critical software applications effected by the millennium have been identified. It is expected that these applications will be upgraded and Y2K compliant by June 30, 1999. The Y2K Project Team has developed and implemented test plans of all mission critical systems. Formal testing with our service bureau was conducted in August 1998. Analysis of test results is ongoing with additional testing scheduled during the fourth quarter of 1998. Compass is in the process of developing its Y2K contingency plan incorporating certain elements of its bankwide Disaster Recovery Plan. Also, the Bank is working with its service bureau to possibly develop a paper-based, batch entry system to be used in the event of a catastrophic telecommunications or power failure. Such paper-based, batch entry system would be created at an off premises bank site that is capable of creating its own emergency power for extended periods of time. Such documents would then be delivered to our service bureau which also has emergency power to continue processing customer account activity. The Bank's contingency plan is scheduled to be completed by March 31, 1999. Contingency plans will be initiated if a vendor misses its target date or is not considered Y2K compliant by March 31, 1999.

         The chief components of Compass's expense related to the Y2K issue are currently believed to be the replacement of personal computer equipment and the purchase or upgrade of third-party software. External maintenance and internal modification costs will be expensed as incurred. Costs of new hardware and software will be capitalized and depreciated in accordance with Compass policies. Although final costs have yet to be determined, management currently expects to incur costs in the range of $750,000 to $1.0 million on its Year 2000 readiness efforts. Costs of the Y2K project are based on current estimates and actual results could vary significantly from such estimates once detailed testing is completed. If the resolution plan is unsuccessful, it may have a material, adverse effect on Compass's future operating results and financial condition.

         Recognizing the importance of customer awareness, the Bank has completed two mailings of Y2K information to all customers with statement accounts. Also, letters have been sent to major commercial loan customers and automobile dealerships informing them of the Year 2000 Issue and how it can impact businesses. An overall assessment of the Y2K readiness of the Bank's commercial loan customers is expected to be completed by the end of October 1998.

         Ultimately, the success of Compass's efforts to address the Y2K issue depends to a large extent not only on the corrective measures that Compass undertakes, but also on the efforts undertaken by businesses and other independent entities who provide data to, or receive data from, Compass such as borrowers, vendors or customers. In particular, Compass's credit risk associated with its borrowers may increase as a result of problems such borrowers may have resolving their own Y2K issues. Although it is not possible to evaluate the magnitude of any potential increased credit risk at this time, the impact of the Y2K issue on borrowers could result in increases in problem loans and credit losses in future years. Over the course of the next twelve months, Compass will endeavor to monitor the Y2K efforts of its borrowers and will implement a course of action and procedures designed to reduce any increased potential risk as a result of Y2K issues.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given Compass's capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board. Through such management, Compass seeks to reduce the vulnerability of its net earnings to changes in interest rates. Compass's Asset/Liability Committee, comprised of senior mangement, is responsible for managing interest rate risk and reviewing with the Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on Compass's and the Company's operating results, Compass's interest rate risk position and the effect changes in interest rates would have on Compass's net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

         The principal strategies the Company and Compass use to manage interest rate risk include (i) emphasizing the origination and retention of adjustable-rate loans, origination of indirect auto loans which have relatively short maturities and origination of loans with maturities at least partly matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

         The Company quantifies its interest-rate risk exposure using a sophisticated simulation model as well as simpler, static, gap analysis. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. Compass's internal guidelines on interest rate risk specify that for every 100 basis points immediate shift in interest rates, its estimated net interest income over the next 12 months should decline by less than 5%. The Company's Registration Statement on Form S-1, as amended (Reg. No. 333-52889), contains a quantitative analysis, as of May 31, 1998, of the potential impact of interest rate changes on net interest income over the next twelve and twenty-four month periods. There has not been a material change in the Company's interest rate exposure or its anticipated market risk during the current period.

OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company and Compass are not involved in any pending legal proceedings other than those involved in the ordinary course of business. Management believes that the resolution of these matters will not materially affect their business or the consolidated financial condition of the Company and Compass.

Item 2.  Changes in Securities

         The Company's initial registration statement (No. 333-52889) on Form S-1 was declared effective on September 21, 1998 and the Offering commenced on September 30, 1998. Ryan, Beck & Co. and McConnell, Budd & Downes, Inc. are the selling agents in the Offering. The Company is offering a minimum of 13,600,000 shares and a maximum of 18,400,000 shares in connection with its conversion from a mutual holding company to a stock holding company. The maximum number of shares may be increased to up to 21,160,000 shares without a resolicitation of subscribers. The Company has formed an ESOP which expects to purchase 8% of the shares sold in the Offering.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         a.      Exhibits

3.1              Articles of Organization of Seacoast Financial Services Corporation**
3.2              By-Laws of Seacoast Financial Services Corporation**
4                Specimen certificate for the common stock of Seacoast Financial Services Corporation***
10.1*            Form of Employment Agreement by and among Seacoast Financial Services Corporation,
                 Compass Bank for Savings and Kevin G. Champagne**
10.2*            Form of Employment Agreement by and among Compass Bank for Savings, Seacoast
                 Financial Services Corporation and certain Officers of Compass Bank for Savings**
10.3*            Form of Change in Control Agreements by and among Seacoast Financial Services
                 Corporation, Compass Bank for Savings, Kevin G. Champagne and certain other Officers of Compass Bank for Savings**
10.4*            Form of Change in Control Agreement by and among Seacoast Financial Services
                 Corporation, Compass Bank for Savings and certain Officers of Compass Bank for
                 Savings.**
10.5*            Form of Executive Salary Continuation Agreements made and entered into by and between
                 Compass Bank for Savings and Kevin G. Champagne, Arthur W. Short, John D. Kelleher
                 and Francis S. Mascianica and forms of amendments thereto**
10.6*            Trust Agreement, made as of December 18, 1992, by and between Compass Bank for
                 Savings and Shawmut Bank, N.A.**
10.7*            Compass Bank for Savings January 1998 Incentive Compensation Plan***
10.8             Amended and Restated Affiliation and Merger Agreement dated as of March 23, 1998 by and among Seacoast Financial Services Corporation, Compass Bank for Savings,
                 Sandwich Bancorp, Inc. and the Sandwich Co-operative Bank**
10.9             Stock Option Agreement dated as of March 23, 1998 by and between Sandwich Bancorp,
                 Inc. and Seacoast Financial Services Corporation**
10.10            Form of Voting Agreements between Seacoast Financial Services Corporation and the
                 Directors of Sandwich Bancorp, Inc.**
10.11            Form of Affiliates Agreements between Seacoast Financial Services Corporation and certain affiliates of Sandwich Bancorp, Inc.**
10.12*           Compass Bank for Savings Executive Deferred Compensation Plan**
10.13*           Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan**
10.14(a)*        Employment Agreements dated  July 18, 1994 by and between Sandwich Co-operative
                 Bank and Frederic D. Legate, Dana S. Briggs and George L. Larson***
10.14(b)*        1998 Amendment to Employment Agreements dated July 18, 1994 by and between
                 Sandwich Co-operative Bank and Frederic D. Legate, Dana S. Briggs and George L.
                 Larson***
10.15(a)*        Employment Agreement dated December 17, 1991 by and between Sandwich Co-operative
                 Bank and David A. Parsons***
10.15(b)*        1998 Amendment to Employment Agreement dated December 17, 1991 by and between
                 Sandwich Co-operative Bank and David A. Parsons***
10.16*           Sandwich Co-operative Bank 1983 Directors Deferred Income Agreement***
10.17*           Sandwich Co-operative Bank 1992 Directors Deferred Compensation Plan***
10.18*           Supplemental Executive Retirement Agreements dated May 5, 1995 by and between
                 Sandwich Co-operative Bank and Frederic D. Legate, Dana S. Briggs, George L. Larson
                 and David A. Parsons and amendments thereto***
10.19*           Employment Agreement by and among Seacoast Financial Services Corporation, Compass
                 Bank for Savings and James E. Lambert***
11               A statement regarding earnings per share is included in Item 1, Note 3, of this Report.
27               EDGAR Financial Data Schedule

-------------------
  *Management compensatory plan or arrangement.

 **Incorporated by reference to the Company's Registration Statement on Form S-1
     (333-52889), filed with the Securities and Exchange Commission under the Company's prior name, "The 1855 Bancorp", on May 15, 1998.

***Incorporated by reference to Amendment No. 1 to the Company's Registration
     Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company's prior name, "The 1855 Bancorp", on August 14, 1998.


         b. The Company did not file any reports on Form 8-K during the quarter ended July 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Seacoast Financial Services Corporation
                                      ---------------------------------------
                                                   (Registrant)


Date: October 29, 1998                By /s/ Kevin G. Champagne
                                         ------------------------------------
                                             Kevin G. Champagne
                                         President and Chief Executive Officer


                                      By /s/ Francis S. Mascianica, Jr.
                                         ------------------------------------
                                             Francis S. Mascianica, Jr.
                                                     Treasurer