Form 10-K405
period 1998-10-31
SEACOAST FINANCIAL SERVICES CORP
filed 1999-01-29
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the fiscal year ended October 31, 1998

                                       or

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                        COMMISSION FILE NUMBER: 000-25077

                     SEACOAST FINANCIAL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                Massachusetts                                       04-1659040
          ------------------------                       ------------------------------------
          (State of Incorporation)                       (IRS Employer Identification Number)

791 Purchase Street, New Bedford, Massachusetts                        02740
-----------------------------------------------                      ----------
   (Address of Principal Executive Offices)                          (Zip Code)

                                 (508) 984-6000
                         -------------------------------
                         (Registrant's Telephone Number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on January 22, 1999, on the Nasdaq National Market was $283,807,876. Although directors and executive officers of the Registrant were assumed to be "affiliates" of the Registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

As of January 22, 1999, 26,758,471 shares of the Registrant's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  BUSINESS

General

     Until the completion of a mutual to stock conversion and initial public offering of its stock on November 20, 1998, Seacoast Financial Services Corporation (the "Company" or "Seacoast Financial") was a mutual holding company created in connection with Compass Bank for Savings' (the "Bank" or "Compass") reorganization into a mutual holding company form of organization in 1994. The Company is registered with the Board of Governors of the Federal Reserve System (the "FRB") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Since its formation, the Company has owned 100% of Compass's outstanding capital stock.

     On December 4, 1998, the Company acquired by merger all of the issued and outstanding capital stock of Sandwich Bancorp, Inc. ("Sandwich") in a stock-for-stock exchange. Sandwich was a one-bank holding company with total assets of $547.4 million as of October 31, 1998. This acquisition is being accounted for as a pooling of interests. Since this transaction occurred subsequent to the Company's fiscal year end of October 31, Sandwich's assets and liabilities, stockholders' equity and results of operations are not reflected in the historical financial statements and other financial data of the Company presented herein.

     Compass was organized in 1855 as a Massachusetts-chartered mutual savings bank, and reorganized into mutual holding company form in 1994. Compass's principal business has been, and continues to be, gathering deposits from customers within its market area and investing those funds in residential and commercial real estate loans, indirect automobile loans, commercial loans, construction loans, home equity loans and other consumer loans and investment securities. With an emphasis on commercial and commercial real estate lending as well as its indirect auto loan program, management believes that Compass differs from the typical savings bank. Savings banks normally concentrate to a greater degree on residential mortgage lending. Compass's investment portfolio consists primarily of U.S. Government and Agency securities, corporate debt obligations, mortgage-backed securities and, to a lesser extent, marketable equity securities. Individual and business customers of Compass have a variety of deposit accounts with Compass, including NOW (checking) and other demand deposit accounts, passbook savings accounts, money market deposit accounts, Individual Retirement Accounts ("IRAs") and various certificates of deposit.

     Compass's deposits are insured by the Bank Insurance Fund (the "BIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"), up to the maximum amount permitted by law, except that certain deposits that Compass acquired from a savings association are insured by the Savings Association Insurance Fund (the "SAIF"), also administered by the FDIC. Deposit amounts in excess of FDIC insurance limits are insured by the Depositors Insurance Fund (the "DIF"), a deposit insuring entity for Massachusetts savings banks. Compass is a voluntary member of the Federal Home Loan Bank of Boston (FHLB), which serves principally as a credit source in providing funds for residential loans.

     On January 28, 1999, the Board of Directors voted to change the Company's yearend from October 31 to December 31.

Market Area and Competition

     During the year ended October 31, 1998, Compass conducted business from its corporate headquarters in New Bedford, Massachusetts and 23 full-service banking offices, six of which are located in New Bedford and the remaining 17 of which are located in the Massachusetts communities of Fall River (two offices), Plymouth (three offices), Fairhaven, North Dartmouth, Somerset, Swansea, Westport, Assonet and Carver and the island of Martha's Vineyard (five offices). Compass also has two limited service high school branches and four remote service ATMs. In addition, Compass's indirect auto lending business extends into the state of Rhode Island through its subsidiary, Compass Credit Corporation. Compass's merger with Sandwich Co-operative Bank ("Sandwich Bank") on December 4, 1998 added eleven full service branches, located primarily on Cape Cod.

     Compass faces significant competition both in generating loans and in attracting deposits. Compass's primary market area is highly competitive and Compass faces direct competition from a significant number of financial institutions, many with a state-wide, a regional and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than Compass. Compass's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings, cooperative and commercial banks and credit unions, particularly in Fall River and New Bedford. In addition, Compass faces increasing competition for deposits from non-bank institutions, such as brokerage firms and insurance companies which offer instruments like short-term money-market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. Finally, credit unions do not pay federal or state income taxes and are generally subject to fewer regulatory constraints than savings banks. Numerous credit unions are located in Fall River, New Bedford and Rhode Island and, because of their tax and regulatory status, they enjoy a competitive advantage over Compass.

Personnel

     As of October 31, 1998, Compass had 324 full-time employees and 47 part-time employees. None of the Bank's employees are represented by a labor union and management considers its relationship with its employees to be good.

Lending Activities

     General. Compass's gross loan portfolio totaled $960.9 million as of October 31, 1998, representing 76.0% of Compass's total assets on that date. Compass primarily makes residential real estate loans secured by one- to four-family residences, indirect auto loans and commercial real estate loans. Such loans (net of unearned discounts) represented 40.1%, 31.7% and 13.1%, respectively, of Compass's loan portfolio as of October 31, 1998. Compass started making indirect auto loans in 1985 and, between October 31, 1995 and October 31, 1998, that portion of Compass's loan portfolio grew by 118.7%. Compass also makes home equity line of credit loans, residential and commercial construction loans, commercial loans, fixed rate home equity loans, personal installment loans, education loans and passbook loans. Real estate secures a majority of Compass's loans as of October 31, 1998, including some loans classified as commercial loans.

     Compass makes loans throughout its market area and originated $363.7 million in loans during 1997 and $593.7 million in loans during 1998. It sold, on a servicing retained basis, $33.7 million and $99.1 million in residential loans in the secondary market during those same periods, respectively.

     The types of loans that Compass may originate are subject to federal and state law and regulations. Interest rates charged by Compass on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, secondary mortgage market rates and the rates offered by competitors. These factors are, in turn, affected by national, regional and local economic conditions, the levels of federal government spending and revenue, monetary policies of the FRB and tax policies.

The following table summarizes the composition of Compass's loan portfolio as of the dates indicated:


                                                                                  At October 31,
                                           -----------------------------------------------------------------------------------------


                                                 1998             1997              1996             1995               1994
                                           ---------------- ---------------- -----------------  -----------------  ----------------

                                                   Percent          Percent            Percent           Percent           Percent
                                           Amount  of total Amount  of total Amount    of total Amount   of total  Amount  of total
                                           ---------------- ---------------- ------------------ -----------------  ----------------
                                                                            (Dollars in thousands)
Real estate loans:
  Residential (one- to four-family)......$385,233   40.09% $363,030   44.26% $343,204   45.88% $336,489   49.78% $268,010   52.56%
  Commercial (1)......................... 125,870   13.10   124,059   15.13   128,707   17.20   103,096   15.25    67,784   13.30
  Home equity............................  16,106    1.68    15,133    1.85    17,288    2.31    18,857    2.79    11,448    2.25
  Construction, net......................  41,042    4.27    33,894    4.13    25,007    3.34    15,877    2.35    14,844    2.91
                                         --------  ------  -------- -------  --------  ------  --------  ------  --------  ------
      Total real estate loans............ 568,251   59.14   536,116   65.37   514,206   68.73   474,319   70.17   362,086   71.02
                                         --------  ------  -------- -------  --------  ------  --------  ------  --------  ------

Commercial loans.........................  59,916    6.24    51,371    6.26    46,211    6.18    43,402    6.42    20,763    4.07
                                         --------  ------  -------- -------  --------  ------  --------  ------  --------  ------

Consumer loans:
  Indirect auto loans.................... 342,266   35.62   238,114   29.03   189,865   25.38   159,433   23.58   125,667   24.65
  Other..................................  27,618    2.87    24,662    3.01    22,063    2.95    18,764    2.78    15,433    3.03
                                         --------          --------          --------          --------          --------
      Consumer loans..................... 369,884           262,776           211,928           178,197           141,100
  Less: unearned discount................  37,201            30,066            24,232            19,911            14,081
                                         --------          --------          --------          --------          --------
      Total consumer loans, net.......... 332,683   34.62   232,710   28.37   187,696   25.09   158,286   23.41   127,019   24.91
                                         --------  ------  -------- -------  --------  ------  --------  ------  --------  ------
      Total loans........................$960,850  100.00% $820,197  100.00% $748,113  100.00% $676,007  100.00% $509,868  100.00%
                                         ========  ======  ======== =======  ========  ======  ========  ======  ========  ======


(1) In September 1996, Compass reclassified approximately $28.0 million in multifamily loans from residential real estate to commercial real estate loans. Corresponding prior-period reclassifications have not been made.

     Loan Origination and Underwriting. Loan officers based in each of Compass's four regions -- Plymouth, Fall River, New Bedford and Martha's Vineyard -- originate and underwrite Compass's mortgage and commercial loans. Compass recently added a fifth region (Cape Cod) as a result of its merger with Sandwich Bank. Compass underwrites consumer loans at its main office, although it originates such loans at its branches and, in the case of indirect auto loans, through a network of car dealers. Compass also employs traveling loan originators, based in each of the regions, who originate residential mortgage loans. In August 1998, Compass began to fund adjustable rate residential mortgage loans originated by loan correspondents. Through October 31, 1998, Compass had funded $8.6 million of such loans.

     Compass relies on print, radio, television and cable advertising, on referrals from existing customers, accountants, attorneys and real estate professionals and on relationships with existing borrowers to originate loans. In addition, Compass solicits consumer loans, including home equity loans, by direct mail to existing deposit and residential mortgage loan customers. Compass tries to develop relationships with its customers in which customers see Compass as a source of support in the management of their personal finances or in the conduct of their businesses. Based on those relationships, many customers have more than one account with and/or loan from Compass. Finally, Compass relies on relationships with automobile dealers operating throughout its current market area, Rhode Island and on Cape Cod to generate new indirect auto loans. The dealers originate the loans, send loan applications to Compass and Compass underwrites them.

     Compass's underwriting of loans varies depending on the types of loan underwritten. It generally includes the use of credit applications, property appraisals and verification of an applicant's credit history, employment and banking relationships to the extent management deems appropriate in each case. Additional information concerning the underwriting of specific types of loans is set forth in sections that discuss those loans and in the discussion of environmental factors that affect lending. See "-- Lending Activities," "-- Residential Real Estate Loans," "-- Indirect Auto and Other Consumer Loans," "-- Commercial Real Estate Loans," "-- Commercial Loans," "-- Construction Loans" and "-- Environmental Issues."

     Four senior loan officers oversee loan origination and underwriting. Individual loan officers may originate loans within certain approved lending limits. A credit committee, consisting of senior loan officers, must approve all commercial and commercial real estate loans that exceed $300,000 ($500,000 effective in December 1998) and Compass's Board of Directors or the executive committee thereof must approve all loans over $750,000 ($1.5 million effective in December 1998). Pursuant to its loan policy, Compass generally will not make loans aggregating more than $5.0 million ($10 million effective in December
1998) to any one borrower. Exceptions to this "house" lending limit are approved by the Board. At October 31, 1998, two customers had aggregate borrowing capacity with Compass which exceeded the $5.0 limit, with outstanding loans (all of which were performing in accordance with their terms), commitments and amounts available under lines of credit totaling $7.6 million and $5.6 million at that date.

     The following table sets forth certain information concerning Compass's origination of loans:

                                                      Year ended October 31,
                                                  ------------------------------
                                                    1998      1997        1996
                                                  --------   --------   --------
                                                         (In thousands)
Loans outstanding at beginning of period ......   $820,197   $748,113   $676,007
Loans originated:
        Mortgage loans:
                 Residential (1) ..............    201,301     94,743    104,856
                 Commercial real estate (1) ...     19,330     12,292     21,761
                 Construction .................     61,932     46,659     26,784
                 Home equity ..................     13,321      7,644      5,934
                                                  --------   --------   --------
                         Total mortgage loans .    295,884    161,338    159,335
        Commercial loans ......................     77,464     61,333     53,462
        Indirect auto loans ...................    203,923    128,117    100,305
        Other consumer loans ..................     16,444     12,877     13,518
                                                  --------   --------   --------
                         Total loans originated    593,715    363,665    326,620
                                                  --------   --------   --------
Purchases of mortgage loans ...................     11,911      4,461      8,859

Less:
        Principal repayments ..................    362,938    257,049    224,612
        Loans sold or securitized .............     99,148     33,726     35,260
        Transfers to other real estate owned ..      1,474      3,333      2,430
        Principal charged-off .................      1,413      1,934      1,071
                                                  --------   --------   --------
Loans outstanding at end of period ............   $960,850   $820,197   $748,113
                                                  ========   ========   ========

--------------------------------------
(1) In September 1996, Compass reclassified as commercial real estate loans approximately $28.0 million in multi-family loans that previously had been classified as residential real estate.

     Compass charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports on most new residential mortgage loans. Compass also collects late charges on real estate loans and prepayment premiums on commercial mortgage loans. Compass generally charges availability fees on lines of credit. For information regarding Compass's recognition of loan fees and costs, see Note 1 of the Notes to the Consolidated Financial Statements of Seacoast Financial and Subsidiary presented elsewhere herein.

     Loan Purchases. Compass occasionally purchases participation interests in commercial and residential real estate loans originated by other banks. Compass underwrites such loans as if it had originated them itself. Compass's interest in participation loans as of October 31, 1998 totaled $14.9 million, of which $11.1 million was acquired from a bank located on the island of Nantucket, Massachusetts.

     Loan Maturity and Repricing. The following table shows the contractual maturity and repricing dates of Compass's loan portfolio at October 31, 1998. The table does not reflect prepayments or scheduled principal amortization.



                                                                           At October 31, 1998
                                         --------------------------------------------------------------------------------------
                                                   Real estate mortgage loans
                                         ----------------------------------------------                        Other
                                                                                Home                Indirect  consumer  Total
                                         Residential Commercial  Construction  equity   Commercial  auto loans loans    loans
                                         ----------- ----------  ------------ --------- ----------- --------- -------- --------
                                                                            (In thousands)
Amounts due (1):
Within one year.........................   $ 59,051   $ 40,504      $10,918   $13,233    $38,399    $  6,062  $ 3,235  $171,402
                                           --------   --------      -------   -------    -------    --------  -------  --------
After one year:
   More than one year to three years....    105,775     54,352       10,550       164      9,959      76,412    4,966   262,178
   More than three years to five years..     50,066     20,183        9,269       483      6,082     199,847    7,418   293,348
   More than five years to ten years....     45,856      7,573        1,503     2,041      5,378      22,744    9,816    94,911
   More than ten years..................    124,485      3,258        8,802       185         98          --    2,183   139,011
                                           --------   --------      -------   -------    -------    --------  -------  --------
     Total due after October 31, 1999       326,182     85,366       30,124     2,873     21,517     299,003   24,383   789,448
                                           --------   --------      -------   -------    -------    --------  -------  --------
     Total amount due...............       $385,233   $125,870      $41,042   $16,106    $59,916    $305,065  $27,618   960,850
                                           ========   ========      =======   =======    =======    ========  =======
Less:
   Allowance for loan losses............                                                                                (11,006)
     Net loans..........................                                                                               --------
                                                                                                                       $949,844
                                                                                                                       ========

------------------

(1)  Amounts due are net of unadvanced funds on loans.

     The following table sets forth, at October 31, 1998, the dollar amount of gross loans, net of unadvanced funds on loans, contractually due or scheduled to reprice after October 31, 1999 and whether such loans have fixed interest rates or adjustable interest rates:

                                                           Due after October 31, 1999
                                                      -------------------------------------

                                                      Fixed      Adjustable         Total
                                                     --------   -------------     ---------
                                                                 (In thousands)
Real estate mortgage loans:
   Residential ...................................   $168,259     $ 157,923       $ 326,182
   Commercial ....................................     13,960        71,406          85,366
   Construction ..................................     16,080        14,044          30,124
   Home equity ...................................      2,873            --           2,873
                                                     --------     ---------       ---------
      Total real estate mortgage loans ...........    201,172       243,373         444,545
                                                     --------     ---------       ---------
Commercial loans .................................     14,339         7,178          21,517
Indirect auto loans ..............................    299,003            --         299,003
Other consumer loans .............................     24,383            --          24,383
                                                     --------     ---------       ---------
      Total loans ................................   $538,897     $ 250,551       $ 789,448
                                                     ========     =========       =========

     Residential Real Estate Loans. As of October 31, 1998, adjustable rate mortgage loans represented approximately 60% and fixed-rate mortgage loans represented approximately 40% of Compass's portfolio of residential mortgage loans secured by one- to four-family owner-occupied properties. Compass originated $104.9 million, $94.7 million and $201.3 million of residential real estate loans in 1996, 1997 and 1998, respectively. Compass's portfolio of residential loans totaled $385.2 million, which represented 40.1% of Compass's total loan portfolio at October 31, 1998. Over 90% of this portfolio is secured by single-family owner-occupied homes and the remainder is secured primarily by two-, three- or four-family owner-occupied homes.

     Compass has generally sold most of the fixed-rate residential mortgage loans it originates with terms of 15 years or longer to the Federal Home Loan Mortgage Corporation ("FHLMC"). Compass is also authorized to sell loans to the Federal National Mortgage Association ("FNMA") and to service those loans but has not done so to date. Compass continues to service loans that it sells to FHLMC and receives a monthly fee for servicing such loans equal to .25% per annum of the amounts outstanding on them. Compass serviced loans for others aggregating $263.2 million as of October 31, 1998 and $204.2 million as of October 31, 1997 and it earned $491,000 and $571,000 in servicing fees, net of the amortization of capitalized mortgage servicing rights, representing 6.97% and 9.61% of its non-interest income in 1998 and 1997, respectively.

     Compass generally retains for its own portfolio fixed-rate residential mortgage loans with terms of less than 15 years and fixed-rate residential mortgage loans that are amortized on a bi-weekly basis and have terms between 10 and 30 years. Compass had $68.1 million of such loans in its portfolio as of October 31, 1998. Compass also retains in its portfolio fixed-rate mortgage loans that exceed the size limits of FHLMC's underwriting criteria, and loans made under its program for low-to-moderate income borrowers, as described below.

     Beginning in November 1998, Compass temporarily changed its practice and is currently no longer selling its fixed rate residential mortgage loans. This change was based on the Bank's assessment of the impact which the Sandwich acquisition would have on the sensitivity of its balance sheet to changes in interest rates. In assessing its options, the Bank concluded that, at this time, the retention of fixed rate mortgages offered the best alternative as to yield and duration. The Bank intends to continue this strategy so long as it does not result in an interest rate risk exposure inconsistent with its stated policies. Compass's asset liability strategy is reviewed quarterly and changes are expected to be made to this practice when circumstances warrant. Based on the current level of loan production, management believes that it will begin to sell fixed rate mortgage originations later in 1999.

     Compass originates adjustable-rate residential mortgage loans mostly for its own portfolio. Compass originated $45.1 million and $42.1 million in such loans during 1997 and 1998, respectively, and had $222.6 million of such loans in its residential loan portfolio, representing approximately 60% of such portfolio, as of October 31, 1998. Compass offers adjustable-rate mortgage loans that reprice annually, every three years or after five years and annually thereafter. The interest rate adjustments on these loans are indexed to the applicable one-year or three-year U.S. Treasury CMT Index with corresponding add-on margins of varying amounts. Such loans are subject to certain requirements and limitations set forth in guidelines issued by the Commissioner of Banks, including limitations on the amount and frequency of interest rate changes. Rates adjust by no more than one or two percentage points in each adjustment period and by no more than five or six points over the life of a loan. Adjustable rate loans are generally originated at a discount, generally ranging from 1.25% to 2.75%, from the fully margined index rate.

     Compass's residential mortgage loans are generally written in amounts up to 95% of the appraised value or selling price, whichever is less, of the property securing the loan, although the majority of such loans are written with ratios of 80% or less. Compass generally requires borrowers to obtain private mortgage insurance with respect to loans with a greater than 80% loan-to-value ratio.

     In 1994, Compass initiated a program to originate residential mortgage loans to low-to-moderate income borrowers. The loans have fixed or adjustable interest rates that are typically lower than prevailing market rates, are closed without points, have substantially lower closing costs than Compass's other residential loans and have terms of up to 30 years. The loans may have up to a 95% loan-to-value ratio, although borrowers must obtain private mortgage insurance if the loan-to-value ratio exceeds 80%. Compass does not sell these loans in the secondary market. Compass partially funds the loans with borrowings under the Community Investment Program ("CIP") and the New England Fund ("NEF") housing programs of the FHLB. These programs permit Compass to borrow from the FHLB at below market rates to finance the loans. Compass had $22.6 million of CIP-funded loans and $18.4 million of NEF-funded loans in its residential loan portfolio, representing 10.6% of such portfolio, as of October 31, 1998.

     Commercial Real Estate Loans. Compass makes commercial real estate loans throughout its market area. Compass originated $12.3 million and $19.3 million in commercial real estate loans in 1997 and 1998, respectively, and had $125.9 million in commercial real estate loans in its loan portfolio, representing 13.1% of such portfolio, as of October 31, 1998.

     Properties that are used for borrowers' businesses, such as small office buildings, restaurants, inns, retail facilities or multi-family income properties, normally collateralize Compass's commercial real estate loans. The loans typically have terms of up to 20 years and interest rates which adjust over periods of one to five years based on one of various rate indices. Commercial real estate loans with fixed interest rates have terms ranging from one to ten years, with the most frequent term lasting from three to five years.

     Compass primarily considers the quality of the borrower's management and the borrower's cash flows when it underwrites commercial real estate loans. Compass generally makes commercial real estate loans in an amount equal to no more than 80% of the appraised value of the property securing the loan. Compass generally requires the owners of businesses seeking commercial real estate loans to personally guarantee those loans.

     At October 31, 1998, $23.1 million of the commercial real estate loans in Compass's portfolio were secured by multi-family income properties. A majority of these properties are located in Fall River and New Bedford and contain between five and twelve units.

     Commercial real estate lending entails greater credit risks than residential mortgage lending to owner occupants. The repayment of commercial real estate loans depends on the business and financial condition of the borrower. Economic events and changes in government regulations, which Compass and its borrowers cannot control, could have an adverse impact on the cash flows generated by properties securing Compass's commercial real estate loans and on the value of such properties. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions.

     Construction Loans. Compass makes both residential and commercial construction loans, primarily in Plymouth County, in and around New Bedford and on Martha's Vineyard. Compass typically makes the loans to owner-borrowers who will occupy the properties (residential construction) and to licensed and experienced developers for the construction of single-family home developments (commercial construction). Developers build homes in Plymouth County to accommodate a growing population that commutes to work in the Boston area. There are few developments on Martha's Vineyard but individuals regularly build secondary residences there.

     Compass makes construction loans only to developers who have successful track records. Compass generally increases the loan-to-value ratios on such loans as construction progresses. Before any work has commenced, and while a construction loan's only collateral is a plot of land, Compass will finance only up to 70% of the value of that land. Once construction has begun, Compass will generally make residential construction loans in amounts up to 90% (for primary homes) and 80% (for secondary homes) of the lesser of the appraised value of the property, as completed, or the property's cost of construction. Compass generally makes commercial construction loans in amounts up to 75% of the lesser of the property's appraised value, as completed, or construction cost and generally requires developers seeking commercial construction loans to personally guarantee them. Compass typically makes commercial construction loans only to finance construction on developments that have no more than 20 housing lots.

     Compass disburses the proceeds of construction loans in stages and requires developers to pre-sell a certain percentage of the properties they plan to build before Compass will advance any construction financing. Compass officials inspect each project's progress before Compass disburses additional funds to verify that borrowers have completed project phases.

     Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. Commercial construction loans generally have terms of six months to a maximum of two years. Some construction loans have fixed interest rates but Compass originates mostly adjustable-rate construction loans.

     Compass originated $46.7 million and $61.9 million in construction loans during 1997 and 1998, respectively, and had $41.0 million in construction loans in its loan portfolio, representing 4.3% of such portfolio, as of October 31, 1998.

     Construction lending, particularly commercial construction lending, entails greater credit risk than residential mortgage lending to owner occupants. The repayment of construction loans depends on the business and financial condition of the borrower and on the economic viability of the project financed. A number of Compass's borrowers have more than one construction loan outstanding with the Bank. Economic events and changes in government regulations, which Compass and its borrowers cannot control, could have an adverse impact on the value of properties securing construction loans and on the borrowers' ability to complete projects financed and, if not the borrower's residence, sell them for expected amounts at the time the projects were commenced.

     Home Equity Loans. Compass has a portfolio of home equity lines of credit secured by one- to four-family owner-occupied properties. These loans are revolving lines of credit and are typically secured by second mortgages. Interest rates on home equity loans normally adjust based on Compass's prime rate of interest. The lines of credit are available for up to ten years, at the end of which they become term loans which are amortized for the same amount of time as the original loan. Compass originates home equity line of credit loans in amounts from $10,000 to $150,000 but not, in any event, more than the difference between 80% (for primary homes) or 70% (for secondary homes) of the appraised value of the property securing the loan, or 70% (for primary homes) or 60% (for secondary homes) of the value of such property as assessed for tax purposes, and the outstanding balance of the first mortgage on such property. Compass had $16.1 million in home equity loans in its loan portfolio, representing 1.7% of the portfolio, as of October 31, 1998. The undrawn portion of home equity lines of credit totaled $18.1 million at October 31, 1998.

     Commercial Loans. Compass primarily makes commercial loans to businesses that operate in and around New Bedford and on Martha's Vineyard. During 1998, Compass increased its efforts to originate more such loans in Plymouth and Fall River by adding a commercial loan officer dedicated to each of those markets. As a result of its recent merger with Sandwich Bank, Compass now also has commercial loan officers dedicated to the Cape Cod market.

     Compass reviews the financial resources, debt-to-equity ratios, cash flows and its own experience with businesses when underwriting commercial loans. Compass generally requires business owners to personally guarantee commercial loans.

     Compass's commercial loans are generally collateralized by equipment, leases, inventory and/or accounts receivable. Many of Compass's commercial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, refinancing or constructing the real estate securing the loan. Commercial loans provide, among other things, working capital, equipment financing, financing for leasehold improvements and financing for acquisitions. Compass offers both term and revolving commercial loans. The former have either fixed or adjustable rates of interest and, generally, terms of between four and seven years. Term loans generally amortize during their life, although some loans require a lump sum payment at maturity. Revolving commercial lines of credit typically have one-year terms, renewable annually, and rates of interest which adjust on a daily basis. Such rates are normally indexed to Compass's prime rate of interest.

     Compass's commercial borrowers are not concentrated in any one particular industry. As of October 31, 1998, Compass's outstanding commercial loans included, among others, floor plan loans to auto dealerships, loans to hotels, inns and other tourism-related businesses on Martha's Vineyard, loans to building trade companies and loans to liquor stores.

     Compass originated $61.3 million and $77.5 million in commercial loans during 1997 and 1998, respectively, and had $59.9 million in commercial loans in its loan portfolio, representing 6.2% of such portfolio, as of October 31, 1998.

     Commercial lending entails greater credit risks than residential mortgage lending to owner occupants. Repayment of both secured and unsecured commercial loans depends substantially on the borrower's underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrower's business. Secured commercial loans are generally collateralized by equipment, leases, inventory and/or accounts receivable. Compared to real estate, such collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

     Indirect Auto and Other Consumer Loans. Compass emphasizes indirect auto lending through a network of automobile dealers, and was actively doing business with approximately 100 dealers at October 31, 1998. Compass has been in the indirect auto lending business since 1985 and has increased its portfolio of indirect auto loans from $139.5 million at October 31, 1995 to $305.1 million at October 31, 1998, or 31.7% (net of unearned discount) of the loan portfolio on the latter date. No one dealership originated more than $12.9 million of the loan balances outstanding in

Compass's loan portfolio at October 31, 1998. In developing its network, Compass has continued to focus on dealers in its primary market areas (including its new market area of Cape Cod) and in Rhode Island. Since November 1996, a consumer lending sales officer has been dedicated full time to serving existing dealers in order to expand on those relationships and to develop potential new dealer relationships. The growth of the dealer network has been achieved through an emphasis on quality service and the development of long-term relationships with the owners and managers of the dealerships. Since the program began, no dealer has voluntarily ceased doing business with Compass. Compass does not currently engage in auto lease financing.

     Management believes that indirect auto lending has several advantages, including the following: (i) the dealer network creates numerous "loan centers" throughout Compass's market area; (ii) Compass can increase the network without increasing its operating expenses significantly; and (iii) the network develops a pool of customers to whom Compass can cross-sell other products and services.

     Compass makes indirect auto loans to purchase both new and used cars. The loans have terms of up to six years for those secured by new vehicles and five and a half years for those secured by used vehicles. As of October 31, 1998, approximately half of Compass's indirect auto loans were secured by new cars and the other half by used cars. Compass originated $128.1 million and $203.9 million in indirect auto loans during 1997 and 1998, respectively.

     To underwrite its indirect auto loans, Compass reviews the credit history of applicants and determines appropriate debt-to-equity and loan-to-value ratios. Compass also believes that the quality of its indirect auto portfolio is positively affected by its efforts to build and maintain relationships with auto dealers who attract creditworthy customers. Compass tries to identify such dealers based on Compass's knowledge of car dealers in its market area.

     In connection with the origination of indirect auto loans, the interest rate charged to the borrower on the underlying loan is generally one to two percentage points higher than the "buy rate" or rate earned by Compass. The difference between the two rates is referred to as the "spread". At loan inception, the dollar value of the spread over the contractual term of the loan is prepaid by Compass to the auto dealer. Such prepaid amounts are generally subject to rebate to Compass in the event the underlying loan is prepaid or becomes delinquent. The risk of loss of amounts previously advanced to the dealer is primarily dependent upon loan performance but is also dependent upon the financial condition of the dealer. Consequently, the dealer's ability to refund any portion of the prepaid interest which is unearned is subject to economic conditions, generally, and the financial condition of the dealer. To mitigate this risk, Compass withholds a portion of the spread at loan origination as a dealer reserve. The amount withheld, in the aggregate, generally approximates 1% of the outstanding balance of loans originated by each dealer. At October 31, 1998, the balance of the dealer reserve was $4.2 million, or 1.4% of the balance of indirect auto loans. Since its inception of indirect auto lending in 1985, Compass has written-off interest spread prepaid to an auto dealer on only one occasion and the loss was less than $50,000.

     Beginning in January 1999, Compass implemented a new "tiered rate program" wherein the buy rate offered to auto dealers is based on the credit bureau's credit score for each borrower. Previously, the Bank offered a single rate for all borrowers. This program is also being used by certain of the Bank's competitors. By making this change, Compass intends to offer competitive rates to attract lower risk credits while charging higher rates for higher risk credits.

     Indirect auto lending entails greater risks than residential mortgage lending to owner occupants. Although Compass has not experienced significant delinquencies in this portfolio to date, borrowers may be more likely to become delinquent on an automobile loan than on a residential mortgage loan secured by their primary residence. Moreover, automobiles depreciate rapidly and, in the event of default, principal loss as a percent of the loan balance depends upon the mileage and condition of the vehicle at the time of repossession, over which Compass has no control.

     Compass makes a variety of other consumer loans, including personal installment loans, education loans, fixed-rate home equity loans, auto loans directly to customers and passbook loans. Compass does not have any credit card loans. Other consumer loans represented 2.9% of Compass's gross loan portfolio as of October 31, 1998. Compass's fixed-rate home equity loans are collateralized generally by second mortgages on residential properties. The loans have terms of up to 15 years and are available in amounts up to $50,000. Compass generally makes fixed-rate home equity loans that, together with any first mortgage loans on the properties collateralizing such loans, have a loan-to-value ratio of 80% or less (if the first mortgage is with another bank) or up to 90% (if the first mortgage is with Compass).

Environmental Issues

     Compass encounters certain environmental risks in its lending. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on properties securing their loans. In addition, the presence of hazardous materials on such properties may make it unattractive for Compass to foreclose on them. Also, the presence of environmentally hazardous materials near but not on properties in which Compass has a security interest may have a negative effect on the values of those properties. Commercial real estate loans typically involve such risks but multi-family and other residential real estate loans are also subject to them.

     Compass has procedures for the assessment of environmental risks and it believes that those procedures are adequate. Generally, before originating commercial real estate loans in excess of $250,000, Compass requires prospective borrowers to make a preliminary assessment of whether environmentally hazardous materials are located on the properties that would collateralize such loans. If a preliminary assessment raises concerns, Compass requires borrowers to conduct further environmental analyses of the properties. Before originating a commercial real estate loan below $250,000, a loan officer must review the appraisal of the property that will collateralize the loan to make sure that the borrower does not need to undertake a preliminary assessment of its environmental condition.

     Compass does not know of any environmental problems that might expose it to any material liabilities. No assurance can be given, however, that the values of properties securing loans in Compass's portfolio will not be adversely affected by environmental risks.

Delinquent Loans, Other Real Estate Owned, Classification of Assets and Loan Review

     Delinquent Loans. Management performs a monthly review of all delinquent loans with a principal balance in excess of $150,000. Compass's Collection Department Manager discusses the status of each account with Lending Department Managers, the Executive Vice President of Lending and Account Officers. In addition, Compass's Board of Directors reviews delinquency statistics by loan class on a monthly basis.

     The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. Compass's collection philosophy is predicated upon early detection and response to delinquent and default situations. Compass seeks to make arrangements to cure the entire default over the shortest time frame. Generally, Compass requires that a delinquency notice be mailed no later than the 10th day of delinquency. A second notice is mailed on the 15th day of delinquency. A late charge is usually assessed on loans where the scheduled payment is unpaid after 15 days. After mailing the delinquency notices, Compass's loan collection personnel call the borrower to ascertain the reasons for delinquency and the prospects for payment. On loans secured by one- to four-family owner occupied properties, Compass attempts to work out a payment schedule with the borrower in order to avoid foreclosure. If these efforts do not achieve a satisfactory arrangement, Compass generally refers the loan to legal counsel and counsel initiates foreclosure proceedings. At any time prior to a sale of the property at foreclosure, Compass will terminate foreclosure proceedings if the borrower and Compass are able to work out a satisfactory payment plan. On loans secured by commercial real estate properties, Compass also seeks to reach a satisfactory payment plan so as to avoid foreclosure. Prior to foreclosure, Compass will generally obtain an updated appraisal of the property.

The following table sets forth delinquencies in Compass's loan portfolio as of the dates indicated:

                                               At October 31, 1998                             At October 31, 1997
                                     ------------------------------------------     ----------------------------------------------

                                        60-89 days          90 days or more            60-89 days               90 days or more
                                     ------------------     -------------------     -------------------       --------------------

                                                Principal              Principal                Principal                 Principal
                                      Number     balance     Number     balance      Number      balance       Number      balance
                                     of loans   of loans    of loans   of loans     of loans    of loans      of loans    of loans
                                     -------     ------     -------     -------     -------     -------       --------      ------
                                                                        (Dollars in thousands)

Mortgage loans:
  Residential...................          13     $  776          20      $1,372           6        $306             18      $1,463
  Commercial real estate........           3        350           6         601           1         116              8       1,205
  Construction..................          --         --          --          --          --          --              1         148
  Home equity...................           2         46           3         125          --          --              2          34
Commercial loans................           5         33           3           7           1          75              2         344
Indirect auto loans.............          67        536          48         418          33         223             40         435
Other consumer loans............          33         76          27          49          13          19             14          20
                                     -------     ------     -------     -------     -------     -------       --------      ------
   Total........................         123     $1,817         107      $2,572          54        $739             85      $3,649
                                     =======     ======     =======     =======     =======     =======       ========      ======

Delinquent loans to total loans.                   0.19%                   0.27%                   0.09%                      0.44%
                                                 ======                 =======                 =======                     ======


                                                   At October 31, 1996
                                      ---------------------------------------------

                                           60-89 days           90 days or more
                                      ---------------------- ----------------------

                                                Principal                 Principal
                                       Number     balance      Number      balance
                                      of loans   of loans     of loans     of loans
                                      -------   ---------     --------    ---------
                                                (Dollars in thousands)

Mortgage loans:
  Residential...................           17     $  885            31      $2,100
  Commercial real estate........            3        613            11        1453
  Construction..................           --         --             1         147
  Home equity...................            2         72             1          16
Commercial loans................            1        102             8         620
Indirect auto loans.............           24        180            43         339
Other consumer loans............           10         14             5           9
                                      -------     ------       -------     -------
   Total........................           57     $1,866           100      $4,684
                                      =======     ======       =======     =======

Delinquent loans to total loans.                   0.25%                     0.63%
                                                  ======                   =======

     Other Real Estate Owned. Compass classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in its financial statements. When a property is placed in OREO, the excess of the loan balance over the estimated fair market value of the collateral is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less estimated costs to sell the property. Management inspects all OREO properties periodically. Subsequent write down in the carrying value of OREO are charged to expense if the carrying value exceeds the OREO's fair value less estimated selling costs.

     At October 31, 1998, OREO totaled $1.0 million, the majority of which consisted of properties sold by Compass from its OREO portfolio to buyers, financed by Compass, whose cash down payments were insufficient under GAAP to permit such transactions to be accounted for as a sale. There were eleven loans in this category all of which were substantially current at October 31, 1998.

     Classification of Assets and Loan Review. Compass uses an internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. At the time of loan approval, all commercial, commercial real estate and commercial construction loans are assigned a rating based on all of the factors considered in originating the loan. The initial loan rating is recommended by the loan officer who originated the loan and approved by the individuals or committee responsible for approving it.

     Loan quality ratings are utilized as major criteria in the compilation of Compass's Asset Watch List. All loans with loan ratings of 4 (Special Mention), 5 (Substandard) or 6 (Doubtful) are included in a monthly Asset Watch List. Watch List ratings are an integral part of the evaluation of the adequacy of Compass's loan loss reserve. Loan officers are expected to submit appropriate rating changes to the Lending Administration Officer when facts come to their attention that warrant an upgrade or downgrade in a loan rating. In addition, loan ratings are generally reviewed on an annual basis.

     Loans that are rated Substandard or Doubtful coincide with the classifications used by federal regulators in their examination of financial institutions. Generally, an asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard assets include those characterized by the distinct possibility that Compass will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without establishment of a specific loss reserve and/or charge-off is not warranted. Assets which do not currently expose Compass to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "Special Mention."

     Compass has established a policy that an independent third party conduct a semi-annual credit analysis of its commercial and commercial real estate loan portfolios. The level of Classified Assets as determined by Compass is reconciled to the level of Classified Assets as determined by the independent loan review. The independent loan review also analyzes trends in loan delinquency and non-performing loans.

     On a quarterly basis, a management group comprised of the Senior Vice President and Treasurer, the Executive Vice President of Lending and other key officers reviews the status and classification of each loan assigned a rating of Substandard, Doubtful or Loss. Loans, or portions of loans, classified Loss are charged off against the reserve for loan losses. This group also assesses the overall adequacy of the allowance for loan losses, including the general valuation allowance established to recognize the inherent risk associated with each specific category of lending.

     Compass's classification of its loans and the amount of the valuation allowances it sets aside for estimated losses is subject to review by the FDIC and the Commissioner. Based on their reviews, these agencies can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowances for loan and lease losses. The policy statement provides guidance for banks on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of a bank's valuation methodology. Generally, the policy statement recommends that banks have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of loans in a reasonable manner; and that management establish acceptable valuation processes that meet the objectives set forth in the policy statement. While Compass believes that it has established adequate specific and general allowances for losses on loans, there can be no assurance that the regulators, in reviewing Compass's loan portfolio, will not request Compass to materially increase its allowances for losses, thereby negatively affecting Compass's financial condition and earnings. Moreover, actual losses are dependent upon future events and, as such, further additions to the allowance for loan losses may become necessary. See "-- Allowance for Loan Losses."

     At October 31, 1998, loans designated as Substandard and Special Mention totaled $5.1 million and $6.5 million, respectively. No loans were designated Doubtful or Loss. The Substandard loans include 7 commercial loans with individual borrower balances ranging from $1,000 to $600,000 and a total outstanding principal balance of $885,000 and 20 commercial real estate loans with individual borrower balances ranging from $52,000 to $770,000 and a total outstanding principal balance of $4.2 million. All of the commercial loans classified as Substandard at October 31, 1998 were substantially current. The delinquency status of the commercial real estate loans classified as Substandard was as follows: current -- $3,407,000; 30-60 days past due -- $191,000; 60-90 days past due -- $0; and >90 days past due -- $559,000.

     Included in Special Mention loans at October 31, 1998 were 13 commercial loans with individual borrower balances ranging from $15,000 to $2.8 million and a total outstanding principal balance of $3.7 million. The largest borrower was an auto dealership whose floor plan loans were current. There were 15 commercial real estate loans with individual borrower balances ranging from $35,000 to $570,000 and a total outstanding principal balance of $2.8 million classified as Special Mention at October 31, 1998. Of these, all but $243,000 were either current or less than 60 days past due.

Non-Accrual Loans, Non-Performing Assets and Restructured Loans

     The following table sets forth information regarding non-accrual loans, other real estate owned and restructured loans:

                                                                         At October 31,
                                                       -----------------------------------------------------

                                                        1998       1997       1996        1995        1994
                                                       -------    -------    -------     -------     -------
                                                                         (Dollars in thousands)
Non-accrual loans (1):
    Mortgage loans:
       Residential...................................  $ 2,060    $ 1,531    $ 2,330     $ 3,123     $ 6,827
       Commercial real estate........................    2,056      8,501      6,835       4,115       6,997
       Construction..................................       --        148        147         107         269
       Home equity...................................       --         --         --          63          --
   Commercial loans..................................      309        745      1,014       1,098       1,078
   Indirect auto loans (4)...........................       --         --         --          --          --
   Other consumer loans (4)..........................       --         --         --          --          --
                                                       -------    -------    -------     -------     -------
       Total non-accrual loans.......................    4,425     10,925     10,326       8,506      15,171
Other real estate owned..............................    1,011      1,707      2,598       3,918       5,798
                                                       -------    -------    -------     -------     -------
       Total non-performing assets...................  $ 5,436    $12,632    $12,924     $12,424     $20,969
                                                       =======    =======    =======     =======     =======

Restructured loans (2)...............................  $    --    $   130    $ 4,267     $ 3,119          --
                                                       =======    =======    =======     =======     =======

Allowance for loan losses as a percent of total loans     1.15%      1.30%      1.38%       1.46%       1.37%
Allowance for loan losses as a percent of total
   non-performing loans (3)..........................   248.72%     97.41%    100.08%     115.80%      46.15%
Non-performing loans as a percent of total loans.....     0.46%      1.33%      1.38%       1.26%       2.98%
Non-performing assets as a percent of total assets...     0.43%      1.14%      1.26%       1.26%       2.65%

(1) Non-accrual loans include all loans 90 days or more past due and other loans which have been identified by Compass as presenting uncertainty with respect to the collectibility of interest or principal. See Note 4 for exception to this policy.
(2) Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) have been granted due to borrower's financial condition.
(3)  Non-performing loans are comprised of non-accrual loans.
(4) Consumer loans, including indirect auto loans, are not placed on non-accrual status due to the expedited manner in which these loans are resolved and the immaterial balance of individual loans.

     During 1998, the balance of non-accrual loans decreased by $6.5 million. The majority of this decrease is attributable to two loan relationships. In one instance, the loan was repaid and, in the other, the borrower, whose payments have been current, has shown improved operating performance sufficient to warrant an upgrade in loan classification and placement on accrual status.

Allowance for Loan Losses

     The allowance for loan losses is established through provisions for loan losses based on management's on-going evaluation of the risks inherent in Compass's loan portfolio. Factors considered in the evaluation process include growth of the loan portfolio, the risk characteristics of the types of loans in the portfolio, geographic and large borrower concentrations, current regional economic and real estate market conditions that could affect the ability of borrowers to pay, the value of underlying collateral and trends in loan delinquencies and charge-offs. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently know to management. See "-Delinquent Loans, Other Real Estate Owned, Classification of Assets and Loan Review."

      The following table sets forth the activity in Compass's allowance for loan losses for the periods indicated:


                                                                     Year ended October 31,
                                                       -----------------------------------------------------

                                                        1998         1997       1996       1995       1994
                                                       -------     -------     -------    ------     -------
                                                                           (In thousands)
Balance at beginning of period....................     $10,642     $10,334     $ 9,850    $7,002     $ 6,000
Provision (credit) for loan losses................       1,402       1,865       1,166      (351)      2,524
Acquired allowance................................          --          --          --     3,541          --
Charge-offs:
     Mortgage loans:
       Residential................................         213         137         130       721       1,033
       Commercial.................................         358         761         250       150         661
       Home equity................................          --          --         121        --          --
       Construction...............................          --          --          --        --          --
     Commercial loans.............................         142         442         134        51          33
     Indirect auto loans..........................         614         546         373       227         191
     Other consumer loans.........................          86          48          63        83          93
                                                       -------     -------     -------    ------     -------

           Total charge-offs......................       1,413       1,934       1,071     1,232       2,011
                                                       -------     -------     -------    ------     -------

Recoveries:
   Mortgage loans:
       Residential................................          27          30          17       271         335
       Commercial.................................          31         117         174       485          34
       Home equity................................          --          --          --        --          --
       Construction...............................          --          --          --        --          --
   Commercial loans...............................         164          57          96         2          28
   Indirect auto loans............................         113         144          70        93          69
   Other consumer loans...........................          40          29          32        39          23
                                                       -------     -------     -------    ------     -------

           Total recoveries.......................         375         377         389       890         489
                                                       -------     -------     -------    ------     -------

Net charge-offs...................................      (1,038)     (1,557)       (682)     (342)     (1,522)
                                                       -------     -------     -------    ------     -------

Balance at end of period..........................     $11,006     $10,642     $10,334    $9,850     $ 7,002
                                                       =======     =======     =======    ======     =======
Ratio of net charge-offs
   to average loans...............................        0.12%       0.20%       0.10%     0.05%       0.32%
                                                       =======     =======     =======    ======     =======

     The following tables set forth the allocation of Compass's allowance for loan losses, the percent of allowance by loan category and the percent of loans to total loans in each of the categories listed at the dates indicated:


                                                                   At October 31,
                           -----------------------------------------------------------------------------------------------
                                         1998                            1997                            1996
                           -------------------------------- ------------------------------  ------------------------------
                                                  Percent                        Percent                         Percent
                                                  of loans                       of loans                       of loans
                                     Percent of   in each            Percent of  in each             Percent of  in each
                                     allowance    category           allowance   category            allowance  category
                                      to total    to gross            to total   to gross             to total  to gross
                            Amount   allowance     loans    Amount   allowance    loans     Amount   allowance    loans
                            ------   ---------     -----    ------   ---------    -----     ------   ---------    -----
                                                               (Dollars in thousands)
Mortgage loans:
   Residential............ $   1,992    18.10%    40.09%   $  1,929    18.13%    44.26%   $   2,171    21.01%     45.88%
   Commercial real estate.     3,619    32.88     13.10       4,313    40.53     15.13        4,036    39.06      17.20
   Construction...........       431     3.92      4.27         338     3.18                                       3.34
   Home equity............       146     1.33      1.68         136     1.28      1.85          149     1.44       2.31
Commercial loans..........     1,620    14.72      6.24       1,785    16.77      6.26        1,972    19.08       6.18
Indirect auto loans.......     2,837    25.77     31.75       1,837    17.26     25.36        1,498    14.50      22.14
Other consumer loans......       361     3.28      2.87         304     2.85      3.01          257     2.48       2.95
                           --------- --------  --------    -------- --------   -------    --------- --------  ---------
   Total.................. $  11,006   100.00%   100.00%   $ 10,642   100.00%   100.00%   $  10,334   100.00%    100.00%
                           ========= ========  ========    ======== ========   =======    ========= ========  =========




                                                    At October 31,
                           ----------------------------------------------------------------
                                         1995                            1994
                           -------------------------------- ------------------------------
                                                  Percent                        Percent
                                                  of loans                       of loans
                                     Percent of   in each            Percent of  in each
                                     allowance    category           allowance   category
                                      to total    to gross            to total   to gross
                            Amount   allowance     loans    Amount   allowance    loans
                            ------   ---------     -----    ------   ---------    -----
                                                (Dollars in thousands)
Mortgage loans:
   Residential............  $  2,764    28.06%    49.78%    $ 2,384    34.05%    52.56%
   Commercial real estate.     2,808    28.51     15.25       1,827    26.09     13.30
   Construction...........       318     3.23      2.35         315     4.50      2.91
   Home equity............       418     4.25      2.79         170     2.43      2.25
Commercial loans..........     1,883    19.11      6.42         975    13.92      4.07
Indirect auto loans.......     1,403    14.25     20.63       1,123    16.04     21.88
Other consumer loans......       255     2.59      2.78         208     2.97      3.03
                            -------- --------  --------     ------- --------   -------
   Total..................  $  9,850   100.00%   100.00%    $ 7,002   100.00%   100.00%
                            ======== ========  ========     ======= ========   =======

Investment Activities

   The investment policy of Compass is reviewed and updated by senior management and submitted to the Board of Directors for their approval on an annual basis. The primary objective of the investment portfolio is to achieve a competitive rate of return on the investments over a reasonable period of time based on prudent management practices and sensible risk taking. In view of Compass's lending capacity and generally higher rates of return on loans, management prefers lending activities as its primary source of revenue with the securities portfolio serving a secondary role. The investment portfolio, however, is expected to continue to represent a significant portion of Compass's assets, with such portfolio consisting of U.S. Government and Agency securities, mortgage-backed securities, high quality corporate debt obligations and a limited amount of corporate equities. The portfolio will continue to serve Compass's liquidity needs as projected by management and as required by regulatory authorities.

     Compass's current investment strategy, developed with the assistance of an outside professional advisor, has emphasized the purchase of U.S. Government and Agency obligations and corporate debt obligations generally maturing within two to three years and with weighted average lives of 7-10 years. Compass's investment policy permits investments in mortgage-backed securities which are traditionally long-term assets. However, the policy limits Compass's investment in these types of securities to 25% of total assets. A substantial portion of the mortgage-backed securities held at October 31, 1998 were backed by loans originated by and securitized by Compass and placed in the securities portfolio for the purpose of providing liquidity.

     The investment policy prohibits the use of hedging with such instruments as financial futures, interest rate options and swaps without specific approval from Compass's Board of Directors. The President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer and the Senior Vice President and Treasurer are authorized to execute portfolio transactions but are limited in the amount they can purchase without Board approval. Portfolio sales require the approval of any two of these three officers regardless of the amount. It is the responsibility of Compass's Board of Directors to ensure compliance with the investment policy and report such activity to Seacoast Financial's Board. The status of Compass's investment portfolio is reviewed by Compass's Board of Directors on a monthly basis and by Seacoast Financial's Board on a quarterly basis.

     At October 31, 1998, Compass had $196.7 million, or 15.56% of total assets, in securities consisting primarily of U.S. Government and Agency obligations ($96.6 million), corporate obligations ($47.4 million), mortgage-backed securities ($33.3 million), other bonds and obligations ($1.0 million) and marketable common and preferred equity securities ($13.1 million). Also included in investments is $5.3 million in restricted equity securities, $4.9 million of which is in the stock of the FHLB. To avail itself of services offered by that organization, in particular the ability to borrow funds, Compass is required to invest in the stock of the FHLB in an amount determined on the basis of Compass's residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends at the discretion of the FHLB.

     SFAS No. 115 requires Compass to designate its securities as held to maturity, available for sale or trading depending on Compass's intent regarding its investments at the time of purchase. As of October 31, 1998, $177.7 million, or 90.35% of the portfolio, was classified as available for sale, $13.7 million, or 6.96% of the portfolio, was classified as held for investment and $5.3 million, or 2.69% of the portfolio, was invested in restricted equity securities. The net unrealized gain on securities classified as available for sale was $4.1 million, with $1.7 million of that amount attributable to marketable equity securities as of October 31, 1998.

     U.S. Government and Agency Obligations. At October 31, 1998, Compass's U.S. Government and Agency securities portfolio totaled $96.6 million, $82.9 million of which was classified as available for sale and $13.7 million of which was classified as held to maturity. There were no structured notes in the portfolio.

     Corporate Obligations. At October 31, 1998, Compass's portfolio of corporate obligations totaled $47.4 million, all of which was classified as available for sale. Compass policy requires that investments in corporate obligations be restricted only to those obligations rated "A" or better by a nationally recognized rating agency at the time of purchase and are confined only to those obligations that are readily marketable. As of October 31, 1998, $36.0 million of Compass's investments in corporate obligations were invested in finance bonds, $7.4 million in industrial bonds, $2.0 million in public utility bonds and $2.0 million in bank and trust company bonds. As of October 31, 1998, all corporate obligations were rated "A" or better.

     Mortgage-Backed Securities. At October 31, 1998, Compass's portfolio of mortgage-backed securities totaled $33.3 million. Such securities are guaranteed by the Government National Mortgage Association, FNMA and FHLMC. All mortgage-backed securities were classified as available for sale. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. Mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings.

     Other Bonds and Obligations. At October 31, 1998, Compass's portfolio of other bonds and obligations totaled $1.0 million, which was invested in a U.S. dollar denominated bond of a Canadian issuer having a quality rating of "A."

     Marketable Equity Securities. At October 31, 1998, Compass's marketable equity securities portfolio totaled $13.1 million, $7.2 million of which was in common stock, $5.4 million in preferred stock and $468,000 in mutual funds. Compass's policy requires that investments in common stock be confined to quality issuers that have a past record of profitability and growth with the prospect of continued performance. The policy requires that Compass makes investments in common stocks that are liquid and traded on major exchanges, and that a reasonable and prudent industry distribution of common stocks be maintained in the portfolio and held for the long-term. Compass does not view short-term trading, short sales, margin transactions and option speculation as prudent investment policy objectives and does not permit them. Investments in preferred stocks, including money market preferred, auction preferred and adjustable-rate preferred, are subject to similar quality ratings and activities as common stocks. As of October 31, 1998, Compass held 90,000 shares of Sandwich common stock in its portfolio having a market value of $4.8 million and an unrealized gain of $515,000. In connection with the acquisition of Sandwich by Seacoast Financial in December 1998, these shares were canceled. Included in surplus at October 31, 1998 is $309,000 in unrealized gain, net of taxes, on such shares of Sandwich common stock.

     The following table sets forth certain information regarding the amortized cost and market value of Seacoast Financial's investment portfolio at the dates indicated:


                                                                   At October 31,
                                            -------------------------------------------------------------

                                                   1998                  1997                1996
                                            ------------------   -------------------   ------------------

                                            Amortized  Market    Amortized   Market    Amortized  Market
                                               cost    value       cost       value      cost     value
                                            --------  --------   --------   --------   --------  --------
                                                                   (In thousands)
Securities available for sale:
Debt securities:
   U.S. Government and
     Agency obligations...................  $ 81,638  $ 82,918   $113,231   $113,496   $111,861  $111,613
   Corporate obligations..................    46,771    47,424     44,773     44,966     22,632    22,520
   Mortgage-backed
     securities...........................    32,840    33,288     45,652     46,157     64,760    64,650
   Other bonds and
     obligations..........................     1,000     1,001      1,001      1,001        ---       ---
                                            --------  --------   --------   --------   --------  --------
       Total debt securities..............   162,249   164,631    204,657    205,620    199,253   198,783
                                            --------  --------   --------   --------   --------  --------
Marketable equity securities:
   Common stocks..........................     5,466     7,190        859      2,391        762     1,450
   Preferred stocks.......................     5,400     5,400      1,000      1,000        ---       ---
   Mutual funds...........................       472       468        305        305         73        73
                                            --------  --------   --------   --------   --------  --------
     Total marketable
       equity securities..................    11,338    13,058      2,164      3,696        835     1,523
                                            --------  --------   --------   --------   --------  --------
     Total securities
       available for sale.................  $173,587  $177,689   $206,821   $209,316   $200,088  $200,306
                                            ========  ========   ========   ========   ========  ========

Securities held to maturity:
   U.S. Government and
     Agency obligations...................  $ 13,694  $ 13,980   $ 12,633   $ 12,694   $ 11,752  $ 11,744
                                            --------  --------   --------   --------   --------  --------
     Total securities held
        to maturity.......................  $ 13,694  $ 13,980   $ 12,633   $ 12,694   $ 11,752  $ 11,744
                                            ========  ========   ========   ========   ========  ========

Restricted equity securities:
   Federal Home Loan Bank
     of Boston stock......................  $  4,856  $  4,856   $  4,726   $  4,726   $  4,215  $  4,215
   Massachusetts Savings Bank
     Life Insurance Company stock.........       251       251        251        251        251       251
   Depositors Insurance Fund..............       179       179        179        179        179       179
                                            --------  --------   --------   --------   --------  --------
     Total restricted equity
       securities.........................  $  5,286  $  5,286   $  5,156   $  5,156   $  4,645  $  4,645
                                            ========  ========   ========   ========   ========  ========

   The following table sets forth certain information regarding the amortized cost and market value of Seacoast Financial's investment portfolio at the dates indicated:


                                                                At October 31,
                                           -----------------------------------------------------------
                                                 1998                 1997                1996
                                           -----------------   -----------------   -------------------

                                           Carrying  Percent   Carrying    Percent Carrying    Percent
                                            value   of total     value    of total   value    of total
                                           --------  ------    --------   ------   --------   --------
                                                             (Dollars in thousands)
Debt securities:
   U.S. Government and
       agency obligations................  $ 96,612   49.12%   $126,129    55.54%  $123,365    56.93%
   Corporate obligations.................    47,424   24.11      44,966    19.80     22,520    10.39
   Mortgage-backed
       securities........................    33,288   16.93      46,157    20.32     64,650    29.83
   Other bonds and
       obligations.......................     1,001    0.51       1,001     0.44        ---      ---
                                           --------  ------    --------   ------   --------   ------
           Total debt securities.........   178,325   90.67     218,253    96.10    210,535    97.15
Marketable equity securities.............    13,058    6.64       3,696     1.63      1,523     0.71
Restricted equity securities.............     5,286    2.69       5,156     2.27      4,645     2.14
                                           --------  ------    --------   ------   --------   ------
           Total securities..............  $196,669  100.00%   $227,105   100.00%  $216,703   100.00%
                                           ========  ======    ========   ======   ========   ======
Debt and equity securities
   available for sale....................  $177,689   90.35%   $209,316    92.17   $200,306    92.43%
Debt securities held to
   maturity..............................    13,694    6.96      12,633     5.56     11,752     5.43
Restricted equity securities.............     5,286    2.69       5,156     2.27      4,645     2.14
                                           --------  ------    --------   ------   --------   ------
           Total securities..............  $196,669  100.00%   $227,105   100.00%  $216,703   100.00%
                                           ========  ======    ========   ======   ========   ======

   The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of Seacoast Financial's investment portfolio as of October 31, 1998:



                                                  After one year    After five years
                              One year or less   through five years through ten years After ten years        Total
                              ------------------ ---------------- ----------------- ---------------- -----------------

                                       Weighted          Weighted          Weighted          Weighted         Weighted
                              Carrying  average  Carrying average  Carrying average  Carrying average Carrying average
                               value     yield    value   yield    value    yield    value    yield   value    yield
                              -------- --------- ---------------- -------- -------- -------- ------- -------- --------

                                                          (Dollars in thousands)


Securities available for sale:
Debt securities:
U.S. Government and
  Agency obligations......... $ 17,758   5.78%  $ 44,868    6.06% $ 20,292    6.20% $     --    --  $  82,918   6.03 %
Corporate obligations........   12,063   6.09     33,296    6.35     2,065    6.09        --    --     47,424   6.28
Mortgage-backed securities...    1,196   6.77      9,545    6.67        94    9.43    22,453  6.27     33,288   6.41
Other bonds and obligations..       --     --      1,001    6.39        --      --        --    --      1,001   6.39
                              --------          --------          --------          --------        ---------
  Total debt securities......   31,017   5.94     88,710    6.24    22,451    6.20    22,453  6.27    164,631   6.18
Marketable equity securities:
Common stocks................                                                                           7,190   4.18
Preferred stocks.............                                                                           5,400   6.11
Mutual Funds.................                                                                             468   4.70
                                                                                                    ---------
  Total marketable
     equity securities.......                                                                          13,058   4.99
                              --------          --------          --------          --------        ---------
  Total securities available
     for sale................   31,017   5.94     88,710    6.24    22,451    6.20    22,453  6.27    177,689   6.10
                              --------          --------          --------          --------        ---------
Securities held to maturity:
U.S. Government and
  Agency obligations.........    2,329   6.11     11,365    5.82        --      --        --    --     13,694   5.87
                              --------          --------          --------          --------  ----  ---------
Total securities held to
  maturity...................    2,329   6.11     11,365    5.82        --      --        --    --     13,694   5.87
                              --------          --------          --------          --------  ----  ---------
Restricted equity securities:
Federal Home Loan
  Bank of Boston stock.......                                                                           4,856   6.30
Massachusetts Savings
  Bank Life Insurance .......
  Company stock..............                                                                             251   2.98
Depositors Insurance Fund....                                                                             179   5.60
                                                                                                    ---------
  Total restricted equity
      securities.............                                                                           5,286   6.12
Total securities............. $ 33,346   5.96%  $100,075    6.19% $ 22,451    6.20% $ 22,453  6.27% $ 196,669   6.08 %
                              ========          ========          ========          ========        =========

Sources of Funds
----------------

     General. Compass uses deposits, repayments and prepayments of loans, proceeds from sales of loans and securities and proceeds from maturing securities, borrowings and cash flows generated by operations to fund its lending, investing and general operations. Deposits represent Compass's primary source of funds.

     Deposits. Compass offers a variety of deposit accounts with a range of interest rates and other terms. The accounts include passbook savings accounts, NOW accounts (checking), demand deposit accounts, money market deposit accounts, club accounts and certificates of deposit. Compass also offers IRA's, Roth/IRA, Education IRA and Simple IRA accounts and SEP accounts. Both individuals and commercial enterprises maintain accounts with Compass. The FDIC insures deposits up to certain limits (generally, $100,000 per depositor). The DIF fully insures amounts in excess of such limits.

     At October 31, 1998, Compass's deposits of $1,064.5 million were comprised of $70.8 million of non-interest-bearing checking accounts and $993.7 million of interest-bearing deposit accounts, of which $527.3 million, or 53.1% were certificates of deposit. Of this total of certificates of deposit at October 31, 1998, $437.0 million, or 82.9% were scheduled to mature within one year. However, based on Compass's monitoring of historical trends, its current pricing strategy for deposits and its avoidance of brokered deposits, management believes that Compass will retain a significant portion of its certificates of deposit accounts upon maturity.

     Deposit flows are influenced greatly by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives. During the past few years, the strength of the stock market has affected deposit flows within the banking industry as some customers have opted to place their funds in instruments -- such as mutual funds -- not directly offered by Compass (other than through its affiliation with INVEST Financial Corporation), rather than in deposit accounts which they perceive to have less attractive returns.

     Compass competed for deposits in four distinct market areas during 1998 -- New Bedford, Fall River, Plymouth and Martha's Vineyard. Compass has experienced steady deposit inflows during the last three years, primarily influenced by regional bank consolidations and its strong community bank image. Compass's strategy has been to grow deposit levels through targeted promotions, branch expansion and bank acquisition. Compass has expanded its presence in Plymouth with one new branch opened in 1995 and another in May 1998. In addition, Compass improved its presence in the town of Westport with an upgraded branch in July 1998. Compass's merger with Sandwich Bank in December 1998 added eleven new branches, nine of which are on Cape Cod.

     Compass places emphasis on sales of its products and quality of its service to attract and retain customers. Management measures the sales performance of customer service personnel based on the cross-sales of additional products and services above the initial product that the customer requests. Branch managers in all four markets actively participate in a business development call program to develop new banking relationships.

     In the interest of customer convenience and product alternatives, in 1995 Compass introduced a "call center" with extended hours, staffed with individuals who are trained to answer telephone inquiries about customer accounts and about Compass's various products and services. Compass also introduced in 1995 a 24-hour automated touch-tone telephone voice response system, which allows customers to obtain information about their accounts, to make account transfers and to receive information about Compass's products and services. In 1996 and 1997, Compass introduced relationship-based checking account products, entitled Flagship Checking and Preferred Checking, respectively, which offer a package of select benefits. The increase in certificates of deposit is partially attributable to attractive pricing and bonus CD programs offered to select customers participating in these and other packaged checking account programs. Services to commercial customers have also been enhanced through the introduction of a Sweep Account, Simple IRA accounts and an electronic tax filing service.

     Compass uses direct mail and customer service personnel at each of its branches and at its main office to solicit deposits and advertises its deposits through the print media, on billboards and through radio and television. Compass began to offer its services, including a new bill payment service, over the Internet in October 1998.

     Compass has a contract with INVEST Financial Corporation ("Invest") pursuant to which Invest offers Compass's customers investments in mutual funds and securities. Invest representatives work out of Compass's main office and branches and Compass's customer service personnel refer to Invest customers who are looking for such investments. Compass receives a portion of commissions earned by Invest from Invest's operations on Compass's premises.

     The following table sets forth certain information regarding the distribution of the average balance of Compass's deposit accounts and the weighted average interest rate on each category of deposits during the periods indicated:


                                         Year ended October 31, 1998              Year ended October 31, 1997
                                    -----------------------------------      ----------------------------------

                                                  Percent                                 Percent
                                                  of total    Weighted                   of total     Weighted
                                     Average      average      average       Average      average      average
                                     balance      deposits      rate         balance     deposits       rate
                                    ----------   ----------   ---------      --------    ---------    ---------

                                                                (Dollars in thousands)
NOW accounts....................   $  84,087       8.59%       1.42%       $  72,837      8.02%        1.46%
Savings accounts................     175,036      17.87        2.59          171,157     18.86         2.59
Money market savings accounts...     150,635      15.38        2.76          140,413     15.47         2.82
Non-interest-bearing demand
   checking accounts............      60,457       6.17          --           56,284      6.20           --
                                   ---------     ------                    ---------   -------
   Total transaction deposit
      accounts..................     470,215      48.01        2.10          440,691     48.55         2.15
                                   ---------     ------                    ---------   -------
Certificate of deposit accounts:
   Six months or less...........     146,398      14.95        5.36          122,934     13.54         5.39
   Over six months through
     12 months..................     223,594      22.83        5.71          209,668     23.10         5.70
   Over 12 months through
     24 months..................      58,294       5.95        5.81           52,157      5.75         5.83
   Over 24 months...............      80,828       8.26        6.14           82,183      9.06         6.12
                                   ---------     ------                    ---------   -------
     Total certificates
       of deposit accounts......     509,114      51.99        5.69          466,942     51.45         5.71
                                   ---------     ------                    ---------   -------
     Total average deposits.....   $ 979,329     100.00%       3.97%       $ 907,633    100.00%        3.98%
                                   =========     ======                    =========   =======



                                        Year ended October 31, 1996
                                  -------------------------------------

                                                  Percent
                                                 of total     Weighted
                                   Average        average      average
                                   balance       deposits       rate
                                  ----------     ---------    ---------
                                         (Dollars in thousands)
NOW accounts....................   $  68,156       7.84%       1.48%
Savings accounts................     176,311      20.28        2.64
Money market savings accounts...     136,322      15.68        2.85
Non-interest-bearing demand
       checking accounts........      53,684       6.17         ---
                                   ---------     ------
       Total transaction deposit
          accounts..............     434,473      49.97        2.20
                                   ---------     ------
Certificate of deposit accounts:
   Six months or less...........     113,341      13.04        5.24
   Over six months through
   12 months....................     167,178      19.23        5.81
   Over 12 months through
   24 months....................      63,617       7.32        6.21
   Over 24 months...............      90,794      10.44        6.01
                                   ---------     ------
       Total certificates
          of deposit accounts...     434,930      50.03        5.76
                                   ---------     ------
      Total average deposits....   $ 869,403     100.00%       3.98%
                                   =========     ======

     Compass had $103.2 million in certificates of deposit of $100,000 or more outstanding as of October 31, 1998, maturing as follows:

                                                                           Weighted
                                                                            average
                                                         Amount               rate
                                                       ----------         -----------
Maturity Period                                           (Dollars in thousands)
---------------
Three months or less ...............................   $ 30,465             5.38%
Over three months through six months ...............     30,758             5.46
Over six months through twelve months...............     24,631             5.57
Over twelve months..................................     17,314             5.91
                                                       --------
                                                       $103,168             5.54%
                                                       ========

     Borrowings. Compass borrows funds from the FHLB. FHLB loans finance Compass's loans to low- and moderate-income borrowers and other funding needs. FHLB loans are collateralized primarily by certain of Compass's mortgage loans and mortgage-backed securities and by Compass's holdings of FHLB stock. The maximum amount that the FHLB will loan fluctuates from time to time based on the FHLB's policies.

     Compass had $59.4 million in advances from the FHLB as of October 31, 1998. The FHLB charges a fixed rate of interest on its loans. Compass may borrow up to $358.6 million from the FHLB, including under a preapproved line of credit of $20,000,000.

     The following table sets forth certain information regarding borrowed funds during the periods indicated:


                                                                         Year ended October 31,
                                                                    ------------------------------

                                                                      1998       1997       1996
                                                                     -------    -------    -------
                                                                        (Dollars in thousands)
Short term borrowings:
Securities sold under agreements to repurchase:
  Average balance outstanding.....................................   $10,875    $ 3,923    $   120
  Maximum amount outstanding at any month end during the period...    14,830      9,533      1,925
  Balance outstanding at end of period............................    14,830      9,533      1,925
  Weighted average interest rate during the period................      4.73%      4.70%      4.09%
  Weighted average interest rate at end of period.................      4.20%      4.75%      4.75%
Treasury Tax and Loan Notes:
  Average balance outstanding.....................................   $ 1,186    $ 1,163    $ 1,078
  Maximum amount outstanding at any month end during the period...     2,070      2,117      2,175
  Balance outstanding at end of period............................       971        164      2,000
  Weighted average interest rate during the period................      5.21%      5.00%      4.90%
  Weighted average interest rate at end of period.................      5.04%      5.41%      5.10%
Total short term borrowings:
  Average balance outstanding.....................................   $12,061    $ 5,086    $ 1,198
  Maximum amount outstanding at any month end during the period...    15,801      9,742      3,925
  Balance outstanding at end of period............................    15,801      9,697      3,925
  Weighted average interest rate during the period................      4.78%      4.77%      4.82%
  Weighted average interest rate at end of period.................      4.25%      4.76%      4.93%
Federal Home Loan Bank of Boston advances:
  Average balance outstanding.....................................   $61,815    $51,490    $37,288
  Maximum amount outstanding at any month end during the period...    67,456     54,942     45,375
  Balance outstanding at end of period............................    59,420     51,006     45,375
  Weighted average interest rate during the period................      6.55%      6.68%      6.77%
  Weighted average interest rate at end of period.................      6.47%      6.63%      6.50%

Subsidiary Activities
     CB Securities Corporation. CB Securities Corporation ("CBS Corporation") is a wholly-owned subsidiary of Compass established in 1990 as a Massachusetts securities corporation. CBS Corporation engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on CBS Corporation's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at Compass. At October 31, 1998, CBS Corporation had total assets of $138.3 million, consisting primarily of cash and investment securities.

     Compass Credit Corp. Compass Credit Corp. ("CC Corporation") is a wholly-owned subsidiary of Compass established in 1997 as a Massachusetts corporation. CC Corporation originates auto loans in Rhode Island through a network of auto dealers. CC Corporation is a licensed lender in Rhode Island. At October 31, 1998, CC Corporation had total assets of $41.7 million, consisting primarily of cash and auto loans.

     Buffinton Brook Realty Corporation. Buffinton Brook Realty Corporation ("BBR Corporation") is a wholly-owned subsidiary of Compass established in 1977 as a Massachusetts corporation. BBR Corporation purchases and holds real estate and is the owner of 100% of the common stock of Compass Preferred Capital Corporation ("Compass Preferred"). At October 31, 1998, BBR Corporation had total assets of $161.2 million, consisting primarily of its investment in Compass Preferred.

     Compass Preferred Capital Corporation. Compass Preferred is a subsidiary of BBR Corporation. It was established in 1998 to engage in real estate business activities (including the acquisition and holding of securities and real estate loans) that enable it to be taxed as a "real estate investment trust" under federal and Massachusetts tax laws. Compass Preferred had total assets of $163.5 million at October 31, 1998, $138.2 million of which were mortgage loans originated by and acquired from Compass.

     The 1855 Corporation. The 1855 Corporation ("1855 Corporation") is a wholly-owned subsidiary of Compass established in 1971 as a Massachusetts corporation. 1855 Corporation is principally engaged in the acquisition and holding of real estate which is used for banking purposes. At October 31, 1998, 1855 Corporation had total assets of $7.4 million of which $2.4 million consisted of real estate used for banking purposes and $4.0 million consisted of investments in subsidiaries.

     Purchase Corporation. Purchase Corporation, a wholly-owned subsidiary of 1855 Corporation, was established in 1981 as a Massachusetts corporation. Purchase Corporation acquires, manages and develops real estate, purchases equipment and makes investments. At October 31, 1998, Purchase Corporation had total assets of $2.4 million which consisted solely of cash.

     North Front Street, Inc. North Front Street, Inc. ("NFS Inc.") is a wholly-owned subsidiary of 1855 Corporation established in 1991 as a Massachusetts corporation. NFS, Inc. acquires, manages, develops, rehabilitates, leases, finances, holds and makes real estate investments. At October 31, 1998, NFS Inc. had total assets of $1.1 million which consisted solely of cash.

     In December 1998, the Company formed a new subsidiary, Lighthouse Securities Corporation which was established to become a Massachusetts securities corporation.

Supervision and Regulation

General

     As a Massachusetts-chartered stock savings bank, Compass is subject to extensive regulation by the Massachusetts Division of Banks (the "Division"), and by the FDIC. Compass is required to file reports with, and is periodically examined by, the FDIC and the Division concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Compass is a member of the FHLB and is subject to certain limited regulation by the FRB. Seacoast Financial, as a bank holding company, is subject to regulation by the FRB and is required to file reports with the FRB.

Massachusetts Bank Regulation

     General. As a Massachusetts-chartered savings bank, Compass is subject to supervision, regulation and examination by the Division and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Compass is subject to Massachusetts consumer protection and civil rights laws and regulations. The Commissioner's approval is required for a Massachusetts bank to establish or close branches, merge with other banks, organize a holding company, issue stock, engage in insurance agency activities and undertake certain other activities.

     In response to a Massachusetts law enacted in 1996, the Commissioner adopted rules that generally give Massachusetts banks powers equivalent to those of national banks. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

     Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Commissioner may under certain circumstances suspend or remove officers or directors who have violated the law, conducted Compass's business in a manner which is unsafe, unsound or contrary to the depositors' interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the bank concerned. Finally, Massachusetts consumer protection and civil rights statutes applicable to Compass permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorney's fees in the case of certain violations of those statutes.

     DIF. All Massachusetts-chartered savings banks are required to be members of the DIF, a corporation that insures savings bank deposits not covered by federal deposit insurance. The DIF is authorized to charge savings banks an annual assessment of up to 1/16th of 1% of a savings bank's deposits.

Insurance of Accounts and Regulation by the FDIC

     As an insurer, the FDIC charges deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the Commissioner an opportunity to take such action, and may terminate deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices or is in an unsafe or unsound condition.

     As a result of legislation passed in 1996 relating to the recapitalization of the SAIF, FDIC-insured institutions will pay an insurance premium of approximately 1.3 basis points of their BIF-assessable deposits and 6.4 basis points of their SAIF-assessable deposits from 1997 through 1999. Based upon assessable deposits in 1998, Compass paid $35,000 in FDIC insurance premiums per quarter during calendar year 1998.

Regulatory Capital Requirements

     FDIC-insured savings banks are subject to risk-based capital guidelines that establish a framework for making regulatory capital requirements more sensitive to the risk profiles of each institution. Compass is required to maintain certain levels of regulatory capital in relation to risk-weighted assets. The ratio of such regulatory capital to risk- weighted assets is referred to as Compass's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

     These guidelines divide a bank's capital into two tiers. The first tier ("Tier 1") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier 2") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio equal to at least 8% of risk-weighted assets, and at least half of such capital must be Tier 1 capital.

     In addition, the FDIC has established regulations prescribing a minimum Tier 1 leverage capital ratio (Tier 1 capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Limitations on Dividends and Other Capital Distributions

     The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Massachusetts law also restricts Compass from declaring a dividend which would reduce its capital below
(i) the amount required to be maintained by state and federal law and regulations or (ii) the amount of Compass's liquidation account established in connection with the conversion of the Company from mutual to stock form.

Prompt Corrective Action

     The federal banking agencies have promulgated regulations to implement a system of prompt corrective action required by federal law. Under the regulations, a bank is deemed to be: (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower capitalization category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

     Based on the foregoing, Compass is currently classified as a "well capitalized" bank.

Activities and Investments of Insured State-Chartered Banks

     Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. Federal law and FDIC regulations permit certain exceptions to this restriction. For example, certain state-chartered banks, such as Compass, may continue to invest, up to certain limits, in common or preferred stock listed on a national securities exchange or the National Market System of Nasdaq, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. As of October 31, 1998, Compass held marketable equity securities with a carrying value of $12.6 million pursuant to this exception.

Holding Company Regulation

     General. Seacoast Financial, as a bank holding company, is subject to comprehensive regulation and regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     Seacoast Financial is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for Compass.

     Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

     Seacoast Financial must obtain Massachusetts Board of Bank Incorporation and FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things:
(i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders, travelers' checks and United States Savings Bonds; (vii) appraising real estate and personal property; (viii) providing tax planning and preparation services; and (ix) subject to certain limitations, providing securities brokerage services for customers.

     Interstate Banking and Branching. Federal law allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The FRB is prohibited from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Individual states continue to have authority to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit referred to above.

     Additionally, beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks "opted out" by adopting a law which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions.

     In 1996, the Massachusetts legislature enacted a new interstate banking statute pursuant to which an out-of-state bank may (subject to various regulatory approvals and to reciprocity in its home state) establish and maintain bank branches in Massachusetts by (i) merging with a Massachusetts bank that has been in existence for at least three years,

(ii) acquiring a branch or branches of a Massachusetts bank without acquiring the entire bank or (iii) opening such branches de novo. Massachusetts banks' ability to exercise similar interstate banking powers in other states depend upon the laws of those other states.

     Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

     Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the consolidated net worth of the bank holding company. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order or any condition imposed by, or written agreement with, the FRB.

     This notification requirement does not apply to any company that meets the well-capitalized standard for banks, is "well managed" within the meaning of the FRB regulations and is not subject to any unresolved supervisory issues.

Federal Reserve System

     The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). Banks are authorized to borrow from the Federal Reserve Bank's "discount window," but FRB regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Community Reinvestment Act

     Under the Community Reinvestment Act, as amended (the "CRA"), as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire or build branches and to acquire other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Compass's latest FDIC CRA rating was "satisfactory".

     Massachusetts has its own statutory counterpart to the CRA which is also applicable to Compass. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Commissioner of Banks to consider, but not be limited to, a bank's record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Compass's most recent rating under Massachusetts law was "outstanding".

Consumer Protection and Fair Lending Regulations

     Compass is subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys' fees for certain types of violations.

Federal Home Loan Bank System

     Compass is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks, that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of each Federal Home Loan Bank. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances to Compass from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.
 .
     As a member, Compass is required to purchase and maintain stock in the FHLB. At October 31, 1998, Compass owned $4.9 million of FHLB stock.

Item 2.  Properties

     At October 31, 1998 Compass conducted its business through 23 full-service branches, two seasonal high school offices, four remote ATMs and five non-branch properties, including its corporate headquarters, an operations center, a mortgage office and two other back-office facilities. Through its merger with Sandwich Bank on December 4, 1998, Compass added eleven full-service branches, and a loan operations office (which will be closed during 1999).

     In the Greater New Bedford market, Compass operates eight full service branches, including six branches in the City of New Bedford (five of which are owned by Compass or a subsidiary and one of which is operated under a land lease), one owned branch in the town of Fairhaven and one leased branch and an operations center in the town of Dartmouth. Compass's corporate headquarters are also located in the City of New Bedford, as are two other back-office facilities. All of these buildings are owned by Compass or a subsidiary. Two of Compass's remote ATMs are located in the City of New Bedford. One of Compass's limited service high school branches is located in the City of New Bedford.

     In the Greater Fall River market, Compass operates six full service branches, including one owned and one leased branch in the City of Fall River, one leased branch in Assonet and owned branches in each of Somerset, Swansea and Westport. One of Compass's remote ATMs is also located in the City of Fall River, as is one of Compass's limited service high school branches.

     In the Greater Plymouth market, Compass operates six full service branches, including two owned and two leased branches in the town of Plymouth and leased branches in each of Carver and Wareham. Compass also leases a non-branch mortgage office in the town of Lakeville, located in the Greater Plymouth market.

     In the Martha's Vineyard market, Compass operates five full service branches, including one owned and one leased branch in the town of Edgartown, and three owned branches in the towns of Chilmark, Vineyard Haven and Oak Bluffs. One of Compass's remote ATMs is located in the Martha's Vineyard town of West Tisbury.

     In the Cape Cod market, Compass operates nine full-service branches, including two leased offices in Sandwich, leased offices in Buzzards Bay and South Yarmouth and owned offices in Pocasset, Falmouth, Hyannis, Chatham and Orleans. Compass also owns commercial condominiums in Sandwich primarily used for loan operations which will be consolidated in 1999 in Sandwich Bank's former main office. These condominiums will be marketed for sale in 1999.

     Compass believes that its existing executive office facilities are not sufficient, in either size or physical design, to efficiently support its recent growth, including the impact of the December 1998 acquisition of Sandwich. The management and Directors of Seacoast Financial and Compass have been evaluating their alternatives and in December 1998 acquired several parcels of land in downtown New Bedford from the New Bedford Redevelopment Authority.

Management intends to construct a five story office building with approximately 147,000 square feet of space to house all employees other than branch personnel. Compass's New Bedford main office will be located in the lobby of the new building. At the present time, no construction contract has been negotiated, however, management estimates that the total cost of the new building, including the purchase of the land, equipment, furniture, fixtures and related costs, will be approximately $20 million.

Item 3.  Legal Proceedings

     Compass is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine proceedings involve, in the aggregate, amounts which are immaterial to the consolidated financial condition and results of operations of Seacoast Financial.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     Seacoast Financial's common stock is traded on the Nasdaq National Market System under the symbol "SCFS". At January 22, 1999, there were 26,758,471 shares of common stock issued and outstanding and approximately 7,318 shareholders of record. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms. As of that date, the closing sales price, as reported by Nasdaq, was $11.

     Seacoast Financial completed its conversion from mutual to stock form and initial public offering of common stock on November 20, 1998, and issued additional shares of common stock on December 4, 1998 in connection with the consummation of its acquisition of Sandwich. Prior to November 20, 1998, Seacoast Financial had no stockholders and, accordingly, has no historical stock price or dividend information to report for the fiscal year ended October 31, 1998 or earlier.

     The Board of Directors of Seacoast Financial has the authority to declare dividends on Seacoast Financial's common stock, subject to statutory and regulatory requirements. Although no decision has been made whether to pay dividends, Seacoast Financial will consider a policy of paying quarterly cash dividends with the first such dividend to be declared no sooner than April 1999. There can be no assurance that dividends will be paid or, if paid, what the amounts of dividends will be, or whether such dividends, once paid, will continue to be paid. Declaration of dividends by the Board of Directors will be dependent upon a number of factors, including capital requirements, regulatory limitations, operating results and financial condition and general economic conditions.

Item 6.  Selected Consolidated Financial Data

     Set forth below are the selected consolidated financial data of Seacoast Financial. The financial data are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of Seacoast Financial and Subsidiary and notes thereto presented elsewhere herein.


                                                                        At October 31,
                                                   ----------------------------------------------------------------

                                                      1998          1997           1996         1995        1994
                                                   -----------   -----------    ----------   ----------  ----------
                                                                              (In thousands)
Selected Financial Condition Data:
Total assets...................................    $ 1,264,103   $ 1,106,590    $1,027,764   $  983,975  $  791,989
Loans (1)......................................        960,850       820,197       748,113      676,007     509,868
Allowance for loan losses......................         11,006        10,642        10,334        9,850       7,002
Debt securities (2):
     Available for sale........................        164,631       205,620       198,783       77,562      68,472
     Held to maturity..........................         13,694        12,633        11,752      153,805     160,856
Marketable equity securities (2)...............         13,058         3,696         1,523        1,064       2,631
Deposits.......................................      1,064,483       937,948       882,608      859,723     687,291
Borrowed funds.................................         75,505        60,703        49,948       41,178      33,469
Surplus........................................        112,572        98,141        84,917       74,604      65,192
Net unrealized gain (loss) on securities
     available for sale, net of taxes,
     included in surplus.......................          2,552         1,614           174           16      (1,910)
Non-performing loans...........................          4,425        10,925        10,326        8,506      15,171
Non-performing assets..........................          5,436        12,632        12,924       12,424      20,969


                                                                        Year ended October 31,
                                                   ----------------------------------------------------------------
Selected Operating Data:
Interest income................................    $    87,167   $    80,032    $   74,126   $   66,472  $   50,682
Interest expense...............................         43,498        39,831        37,245       34,539      23,280
                                                   -----------   -----------    ----------   ----------  ----------
     Net interest income.......................         43,669        40,201        36,881       31,933      27,402
Provision (credit) for loan losses.............          1,402         1,865         1,166         (351)      2,524
                                                   -----------   -----------    ----------   ----------  ----------
     Net interest income after provision.......
     (credit) for loan losses..................         42,267        38,336        35,715       32,284      24,878
Gains (losses) on sales of securities, net                   7            37            60          (84)        663
Other non-interest income......................          7,037         5,906         5,086        4,487       3,475
Other real estate owned expense, net...........            215           519           644        1,072       1,026
Other non-interest expense.....................         27,296        24,291        23,514       23,618      19,342
                                                   -----------   -----------    ----------   ----------  ----------
Income before income taxes.....................         21,800        19,469        16,703       11,997       8,648
Provision for income taxes.....................          8,307         7,685         6,548        4,511       3,292
                                                   -----------   -----------    ----------   ----------  ----------
Net income.....................................    $    13,493   $    11,784    $   10,155   $    7,486  $    5,356
                                                   ===========   ===========    ==========   ==========  ==========

                                                                            Year ended October 31,
                                                             ----------------------------------------------------

                                                              1998       1997        1996       1995        1994
                                                             ------     ------      ------     ------      ------
Selected Financial Ratios and Other Data (3):
Performance Ratios:
     Return on average assets..........................        1.15%      1.11%       1.02%      0.82%       0.71%
     Return on average surplus.........................       12.46      12.73       12.63      10.57        8.42
     Surplus to total assets at end of period..........        8.91       8.87        8.26       7.58        8.23
     Net interest rate spread (4)......................        3.42       3.48        3.47       3.33        3.50
     Net interest margin (5)...........................        3.91       3.95        3.90       3.69        3.81
     Average interest-earning assets to average
        interest-bearing liabilities...................      112.51     112.01      110.71     108.94      109.25
     Total non-interest expense to average assets......        2.35       2.33        2.42       2.70        2.66
     Efficiency ratio (6)..............................       54.25      53.77       57.48      67.95       64.58
Regulatory Capital Ratios (3):
     Tier 1 leverage capital...........................        8.68       8.60        8.13       7.35        8.14
     Tier 1 risk-based-capital.........................       11.83      12.67       12.47      11.07       12.35
     Total risk-based capital..........................       13.15      13.92       13.73      12.31       13.69
Asset Quality Ratios (3):
     Non-performing loans as a percent of
        loans (7)......................................        0.46       1.33        1.38       1.26        2.98
     Non-performing assets as a percent of
        total assets...................................        0.43       1.14        1.26       1.26        2.65
     Allowance for loan losses as a percent
        of loans.......................................        1.15       1.30        1.38       1.46        1.37
     Allowance for loan losses as a percent
        total non-performing loans.....................      248.72      97.41      100.08     115.80       46.15
Number of Full Service Customer Facilities.............          23         22          22         22          17

(1) Loans are comprised of gross loan balances, less loans held for sale, net unadvanced funds on loans, net deferred loan origination fees and unearned discounts.

(2) In November 1995, Compass reclassified securities having a market value of $138.7 million from its held-to-maturity portfolio to its available-for-sale portfolio pursuant to a Financial Accounting Standards Board (the "FASB") interpretation of SFAS No. 115.

(3) Asset Quality Ratios and Regulatory Capital Ratios are end-of-period ratios. With the exception of end-of-period ratios, all ratios are based on average daily balances during the periods indicated.

(4) The net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(5) The net interest margin represents net interest income as a percentage of average interest-earning assets.

(6) The efficiency ratio represents the ratio of non-interest expenses to the sum of net interest income and non-interest income.

(7) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by Compass as presenting uncertainty with respect to the collectibility of interest or principal. It is Compass's policy to cease accruing interest on all such loans, except indirect auto loans and other consumer loans.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events could differ materially from those anticipated in the forward-looking statements. Important factors that might cause such a difference include, among other things, general economic conditions, particularly the real estate market, in the Company's primary market area, potential increases in the Company's non-performing assets (as well as increases in the allowance for loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation and supervision, including increased deposit insurance premiums or capital or reserve requirements, the so-called Year 2000 issue, changes in interest rates, and increased competition and bank consolidations in the Company's market area. These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Form 10-K under "Management's Dicussion and Analysis of Financial Condition and Results of Operations" and "Business".

     Seacoast Financial's results of operations depend primarily on its net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by Seacoast Financial's provision for loan losses, as well as noninterest income and expenses. Seacoast Financial's noninterest income consists principally of gains and losses from sales of loans and securities, deposit and other banking fees. Seacoast Financial's non-interest expenses consist principally of compensation and employee benefits, occupancy, data processing, marketing and professional services costs and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions and changes in interest rates as well as government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect Seacoast Financial and Compass.

Comparison of Financial Condition at October 31, 1998 and October 31, 1997
     Total assets increased by $157.5 million, or 14.2%, from $1,106.6 million at October 31, 1997 to $1,264.1 million at October 31, 1998. This growth was due primarily to a $27.9 million, or 109.1%, increase in cash and due from banks and a $140.3 million, or 17.3% increase in net loans, partially offset by a $30.4 million, or 13.4%, decrease in investment securities. Asset growth was funded primarily by a $126.5 million, or 13.5%, increase in deposits and a $14.8 million, or 24.4%, increase in borrowed funds.

     The increase in cash and due from banks at October 31, 1998 was attributable to three factors, namely, a change in the Bank's processing of its daily cash letter, the receipt of significant funds being held in escrow in connection with the Company's subscription offering of stock and the net deposits of Saturday, October 31.

     The increase in loans occurred primarily in Compass's indirect auto and residential mortgage loan portfolios. From October 31, 1997 to October 31, 1998, indirect auto loans (net of unearned discounts) increased by $97.0 million, or 46.6%. This growth is primarily attributable to the favorable interest rate environment and economic conditions which prevailed during the period and Compass's continued emphasis of this area of lending. Residential mortgage loans increase by $22.2 million, or 6.1%, during 1998. Due to the favorable interest rate environment which prevailed, Compass originated $201.3 million of residential mortgage loans in 1998, a 112.5% increase over 1997. As the Bank continued to sell such fixed rate loans with terms of 15 years or longer during 1998 and due to the high volume of loan refinancing attributable to lower interest rates, the net growth in this portion of the loan portfolio was constrained.

     Total deposits at October 31, 1998 were $1,064.5 million, an increase of $126.6 million, or 13.5%, compared to $937.9 million at October 31, 1997. The increase in deposits was primarily due to favorable economic conditions and the impact of escrowed deposits of $21.9 million received in the subscription offering portion of the Company's initial public offering of stock, partially offset by a continuing low interest rate environment wherein Compass competes against other instruments available to the public such as mutual funds and annuities. Total borrowed funds were $75.5 million at October 31, 1998 compared to $60.7 million at October 31, 1997, an increase of $14.8 million, or 24.4%. During the year ended October 31, 1998, Compass's net borrowings from the FHLB increased by $8.4 million and its retail repurchase agreements increased by $5.3 million.

     The increase in surplus of $14.4 million to $112.6 million at October 31, 1998 resulted from net income of $13.5 million for the year ended October 31, 1998 and a $938,000 increase in unrealized gains (net of taxes) on securities available for sale, most of which pertained to the marketable equity securities portfolio.

Comparison of Financial Condition at October 31, 1997 and October 31, 1996

     Total assets were $1,106.6 million at October 31, 1997 compared to $1,027.8 million at October 31, 1996, an increase of $78.8 million, or 7.7%. Substantially all of the growth was due to a $71.8 million, or 9.7%, increase in net loans. Asset growth was funded primarily from increased deposits ($55.3 million), increased borrowings from the FHLB ($5.6 million), increased borrowings through repurchase agreements ($7.6 million) and increased surplus ($13.2 million). Total net loans increased from $737.8 million at October 31, 1996 to $809.6 million at October 31, 1997. Between those dates, total real estate loans increased by $21.9 million, or 4.3%, to $536.1 million, and total commercial loans increased by $5.2 million, or 11.2%, to $51.4 million. The most significant area of real estate loan growth was in residential real estate loans which increased by $19.8 million, or 5.8%, to $363.0 million. While the residential real estate loan market was strong throughout the year due to a favorable interest rate environment, so too was the competition for such business. Many borrowers took advantage of the increased competition to refinance their loans. This factor, along with an increase in the sales of fixed-rate mortgage loans, caused Seacoast Financial's net growth in real estate loans in 1997 ($21.9 million) to be less than that achieved in 1996 ($39.9 million) despite approximately the same level of loan originations in each year.

     The most significant area of overall loan growth in 1997 and 1996 was in the area of indirect auto loans. During 1997, such loans increased, before unearned discount, $48.2 million, or 25.4%, to $238.1 million at October 31, 1997. During 1996 such loans increased $30.4 million, or 19.1%, to $189.9 million at October 31, 1996. This growth is primarily attributable to the expansion of the network of auto dealerships offering Compass's auto financing program. This expansion resulted in an increase in the number of new loan originations from 8,181 in 1996 to 9,817 in 1997, an increase of 20%.

     Total investments increased modestly from $216.7 million at October 31, 1996 to $227.1 million at October 31, 1997. Among debt securities, Seacoast Financial increased its holdings of U.S. Government and Agency obligations by $2.8 million and corporate bonds by $22.4 million while decreasing its holdings of mortgage-backed securities by $18.5 million. These shifts were caused by a change in tax regulations and an opportunity to increase portfolio yield without extending portfolio duration.

     Total deposits increased 6.3% from $882.6 million at October 31, 1996 to $937.9 million at October 31, 1997. The overall growth in deposits in 1997 was favorably affected by Compass's introduction and promotion of relationship-based retail checking account products offering a package of benefits, including enhanced pricing on certificates of deposits. The acquisition of competing local financial institutions by larger regional banks also contributed to Compass's deposit growth in 1997 as customers who prefer to bank with a locally-based community institution shifted their deposits to Compass.

     Of the $55.3 million increase in deposits in 1997, $37.4 million occurred in certificates of deposit, continuing a gradual shift of deposits to higher-yielding accounts. The remaining deposit growth of $17.9 million, or 4.1%, resulted from an increase in retail and business checking accounts. Compass also offers customers with checking accounts the opportunity to "sweep" funds into a higher-yielding, non-insured, investments under a repurchase agreement. The balance in these accounts increased by $7.6 million from October 31, 1996 to October 31, 1997. Funds invested under repurchase agreements are classified as short-term borrowings rather than as deposits.

     Customers also moderated inflows of deposits by opting to invest their funds in alternative investments, such as mutual funds and annuities, that Compass does not offer directly (other than through its affiliation with Invest Financial Corporation), rather than in deposit products perceived to have less attractive returns.

     Compass increased its borrowings from the FHLB from $45.4 million at October 31, 1996 to $51.0 million at October 31, 1997 as part of its Affordable Home Loan Program. Under that program, Compass borrows funds under a special fixed-rate, amortizing program to provide low cost financing for first time home buyers in the low-to-moderate income categories.

     The increase in surplus of $13.2 million to $98.1 million at October 31, 1997 resulted from net earnings of $11.8 million and a $1.4 million increase in unrealized gains (net of taxes) on securities available for sale.

Results of Operations

Net Interest Income

     The Company's performance is primarily attributable to its level of net interest income. General economic conditions, corporate strategies, asset/liability management and the policies of regulatory authorities all have a significant impact on the level of net interest income achieved.

     During the period 1996 to 1998, the Company's net interest income has increased from $36.9 million for the year ended October 31, 1996 to $43.7 for the year ended October 31, 1998, an increase of $6.8 million, or 18.4%. This achievement has been entirely attributable to the Company's growth in average interest-earning assets over that same period.

     During the period 1996 to 1998, the Company's interest rate spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) has declined slightly from 3.47% in 1996 to 3.42% in 1998. The strategy to emphasize indirect auto lending has been a significant factor in the Company's maintenance of its interest rate spread during a period when many community banks have experienced a decline in this key measure of performance.

   The following table presents average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the years indicated.

                                                                   Year ended October 31,
                               ------------------------------------------------------------------------------------------
                                            1998                          1997                         1996
                               ----------------------------- ----------------------------- ------------------------------
                                                     Average                       Average                       Average
                                 Average             yield/    Average             yield/     Average            yield/
                                 balance   Interest   cost     balance   Interest   cost      balance  Interest   cost
                               ----------- -------- --------- ---------- -------- ---------  --------- -------- ---------
                                                                 (Dollars in thousands)
Assets:
   Interest-earning assets:
   Short-term investments..... $   22,539  $  1,363    6.05%  $  21,516  $  1,235    5.74%   $ 15,969  $    947    5.93%
   Debt securities (1)........    194,848    11,958    6.14      211,304   12,910    6.11     208,665    12,370    5.93
   Equity securities (1)......     13,510       546    4.04        7,290      388    5.32       7,296       386    5.29
   Mortgage loans (2).........    558,862    46,107    8.25      523,376   43,977    8.40     498,185    42,162    8.46
   Commercial loans (2).......     55,432     5,416    9.77       50,361    4,972    9.87      45,283     4,456    9.84
   Indirect auto loans (2)....    245,679    19,423    7.91      180,600   14,497    8.03     150,070    11,927    7.95
   Other consumer loans (2)...     26,316     2,354    8.95       23,195    2,053    8.85      20,795     1,878    9.03
                               ----------  --------           ---------- --------            --------- --------
     Total interest-earning
       assets.................  1,117,186    87,167    7.80    1,017,642   80,032    7.86     946,263    74,126    7.83
                                           -------- -------              -------- -------              -------- -------
   Allowance for loan losses..    (10,588)                       (10,570)                     (10,109)
   Non-interest earning assets     65,306                         59,094                       61,480
                               ----------                     ----------                     ---------
     Total assets............. $1,171,904                     $1,066,166                     $997,634
                               ==========                     ==========                     =========
Liabilities and Surplus:
   Interest-bearing liabilities:
   Deposits:
     NOW accounts............. $   84,807  $  1,192    1.42%  $   72,837 $  1,065    1.46%    $ 68,156 $  1,008    1.48%
     Savings accounts.........    175,036     4,529    2.59      171,157    4,434    2.59      176,311    4,660    2.64
     Money market savings
       accounts...............    150,635     4,153    2.76      140,413    3,959    2.82      136,322    3,888    2.85
     Certificate of deposit
       accounts...............    509,114    28,976    5.69      466,942   26,651    5.71      434,930   25,065    5.76
                               ----------  --------           ---------- --------            --------- --------
       Total deposits.........    918,872    38,850    4.23      851,349   36,109    4.24      815,719   34,621    4.24
   Borrowed funds:
     Short-term borrowings (3)     12,303       599    4.87        5,666      283    4.99        1,727      100    5.79
     FHLB advances............     61,815     4,049    6.55       51,490    3,439    6.68       37,288    2,524    6.77
                               ----------  --------           ---------- --------            --------- --------
       Total borrowings.......     74,118     4,648    6.27       57,156    3,722    6.51       39,015    2,624    6.73
                               ----------  --------           ---------- --------            --------- --------
       Total interest-bearing
              liabilities.....    992,990    43,498    4.38      908,505   39,831    4.38      854,734   37,245    4.36

   Non-interest bearing demand
     checking accounts........     60,457                         56,284                        53,684
   Other liabilities..........     10,135                          8,807                         8,807
                               ----------                     ----------                     ---------
     Total liabilities........  1,063,582                        973,596                       917,225
   Surplus....................    108,322                         92,570                        80,409
                               ----------                     ----------                     ---------
     Total liabilities and
       surplus................ $1,171,904                     $1,066,166                     $997,634
                               ==========                     ==========                     =========
   Net interest income/interest
     rate spread (4)...........            $ 43,669    3.42%             $ 40,201    3.48%             $ 36,881    3.47%
                                           ======== =======              ======== =======              ======== =======
   Net interest margin (5)....                         3.91%                         3.95%                         3.90%
                                                    =======                       =======                       =======
   Ratio of interest-earning assets to
     interest-bearing liabilities                    112.51%                       112.01%                       110.71%
                                                    =======                       =======                       =======

---------------------------
(1) Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities and restricted equity securities.
(2)  Loans on non-accrual status are includes in the average balances.
(3)  Short-term borrowings include immaterial balances of other borrowings.
(4) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

     Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Seacoast Financial's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                       Year ended                   Year ended
                                                     October 31, 1998             October 31, 1997
                                                        compared to                  compared to
                                                         year ended                  year ended
                                                      October 31, 1997            October 31, 1996
                                                   ------------------------  ------------------------
                                                  Increase (decrease) due to Increase (decrease) due to
                                                   ------------------------  ------------------------

                                                   Volume    Rate     Net     Volume   Rate      Net
                                                   -------  -------  ------  --------  -----   ------
                                                                      (In thousands)
Interest-earning assets:
  Short-term investments........................   $    60  $    68  $  128  $    319  $ (31)  $  288
  Debt securities...............................    (1,010)      58    (952)      158    382      540
  Equity securities.............................       269     (111)    158        --      2        2
  Mortgage loans................................     2,939     (809)  2,130     2,119   (304)   1,815
  Commercial loans..............................       496      (52)    444       501     15      516
  Indirect auto loans...........................     5,148     (222)  4,926     2,450    120    2,570
  Other consumer loans..........................       279       22     301       213    (38)     175
                                                   -------  -------  ------  --------  -----   ------
     Total interest-earning assets..............   $ 8,182  $(1,047) $7,135  $  5,760  $ 146   $5,906
                                                   -------  -------  ------  --------  -----   ------

Interest-bearing liabilities:
  Deposits:
     NOW accounts...............................   $   160  $   (33) $  127  $     69  $ (12)  $   57
     Savings accounts...........................       100       (5)     95      (135)   (91)    (226)
     Money market savings accounts..............       283      (89)    194       116    (45)      71
     Certificate of deposit accounts............     2,400      (75)  2,325     1,829   (243)   1,586
                                                   ------   -------  ------  --------  -----   ------
       Total deposits...........................     2,944     (203)  2,741     1,879   (391)   1,488
                                                   ------   -------  ------  --------  -----   ------
  Borrowed funds:
     Short-term borrowings......................       323       (7)    316       199    (16)     183
     FHLB advances..............................       677      (67)    610       950    (35)     915
                                                   ------   -------  ------  --------  -----   ------
       Total borrowings.........................     1,000      (74)    926     1,149    (51)   1,098
                                                   ------   -------  ------  --------  -----   ------
       Total interest-bearing liabilities.......     3,944     (277)  3,667     3,028   (442)   2,586
                                                   ------   -------  ------  --------  -----   ------
  Net change in net interest income.............   $ 4,238  $  (770) $3,468  $  2,732  $ 588   $3,320
                                                   =======  =======  ======  ========  =====   ======

Comparison of Operating Results for the Years Ended October 31, 1998 and October 31, 1997

     General. Net income increased by $1.7 million or 14.4%, from $11.8 million for the year ended October 31, 1997 to $13.5 million for the year ended October 31, 1998. The improvement was attributable to higher net interest income of $3.5 million, a $463,000 decrease in the provision for loan losses due to a continuation of the favorable trends in the various factors considered by management in evaluating the adequacy of the allowance for loan losses and an increase in net gains on sales of loans of $734,000. The improvement was partially offset by an increase of $2.7 million in non-interest expense due to higher salaries, occupancy and equipment expenses, data processing expenses and marketing costs. The increase in net interest income was due to growth in average interest-earning assets.

     Interest Income. Interest income for the year ended October 31, 1998 was $87.2 million, compared to $80.0 million for the year ended October 31, 1997, an increase of $7.2 million, or 9.0%. Substantially all of the increase in interest income resulted from growth in average interest-earning assets of $99.5 million, or 9.8%. The principal areas of growth related to real estate loans (up $35.5 million, or 6.8%) and indirect auto loans (up $65.1 million, or 36.1%). Most of the real estate loan growth resulted from increased originations of one- to four-family real estate loans. The increase in indirect auto loans resulted from an improved economic environment within Compass's local markets, the expansion of such lending into Rhode Island and the continued emphasis of this area of lending.

     Interest Expense. Interest expense for the year ended October 31, 1998 was $43.5 million, compared to $39.8 million for the year ended October 31, 1997, an increase of $3.7 million, or 9.3%. This increase resulted from a higher average balance of interest-bearing liabilities ($84.5 million, or 9.3%). Average interest-bearing deposit balances increased $67.5 million, or 7.9%, primarily as a result of the introduction and promotion of relationship-based retail checking account products in 1996 and 1997.

     Compass increased its borrowings from both the FHLB and customers under retail repurchase agreements during the year ended October 31, 1998. Interest expense on borrowed funds increased $926,000, or 24.9%, in the year ended October 31, 1998 due to a $17.0 million, or 29.7%, increase in the average balance of such funds to $74.1 million, which was partially offset by a 24 basis point reduction in the average rate paid on borrowed funds to 6.27% in 1998 compared to 1997.

     Provision for Loan Losses. Compass establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level that management estimates is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses monthly in order to maintain the adequacy of the allowance.

     Compass provided $1.4 million for loan losses in the year ended October 31, 1998 compared to $1.9 million in the year ended October 31, 1997, a decrease of $463,000, or 24.8%. The total allowance of $11.0 million at October 31, 1998 represented 1.15% of total loans, a decrease from 1.30% at October 31, 1997. These decreases were primarily influenced by a reduction in the balance of adversely classified loans and fewer delinquencies.

     Non-Interest Income. Non-interest income is comprised of fees and charges for bank services, net interchange fees on the processing of merchant credit card receipts, gains or losses from sales of assets, loan servicing fees and other income resulting from miscellaneous transactions. Total non-interest income was $7.0 million for the year ended October 31, 1998 compared to $5.9 million for the year ended October 31, 1997, an increase of $1.1 million, or 18.6%. The increase resulted primarily from an increase of $734,000 in the gain on sale of mortgage loans, from $542,000 in the year ended October 31, 1997 to $1.3 million in the year ended October 31, 1998. Compass has generally sold in the secondary mortgage market fixed rate residential mortgage loans with terms of 15 years or longer. With the reduction in interest rates on 15- and 30-year fixed rate mortgages which occurred in 1997 and 1998, the volume of fixed-rate mortgage loan originations increased which contributed to this increase. Also, Compass earned $270,000 of fees in 1998 under a new relationship with an outside vendor which processes its official checks. This fee is determined based on the average length of time such checks, which are drawn on the account of the outside vendor, remain outstanding. Prior to 1998, income on such float was classified as interest income.

     Non-Interest Expense. Non-interest expense increased by $2.7 million, or 10.9%, from $24.8 million for the year ended October 31, 1997 to $27.5 million for the year ended October 31, 1998. Of this increase, $1.4 million related to compensation and employee benefits, which rose 10.3% to $15.0 million for the year ended October 31, 1998. The higher level of compensation and employee benefits was caused by overall salary increases averaging 4%, increased commissions related to higher mortgage loan originations, an increase of $125,000 in incentive compensation, employee benefit increases of $225,000 and staffing increases in the lending area and in a new branch opened in May 1998.

     Seacoast Financial expects compensation and employee benefits expenses to increase primarily as a result of the adoption of an ESOP in connection with the stock offering completed on November 20, 1998. The ESOP purchased 1,120,000 shares in connection with the stock offering, which will result in increased compensation and employee benefits expenses as the ESOP shares are allocated. The Company intends to allocate these shares over 20 years which will result in annual expense, assuming an average stock price of $10 per share, of $556,000. A higher average stock price will result in a higher level of expense.

     Occupancy and equipment expenses increased $289,000, or 8.6%, to $3.6 million for the year ended October 31, 1998. This increase was due to increases in depreciation expense of $98,000 and rent expense of $207,000. The increase in rent expense is attributable to the relocation of the Bank's operations department, the opening of a new branch, an upgraded branch and a one-time reduction in rent expense in 1997 of $36,000 attributable to a leased facility no longer utilized.

     Marketing expenses increased $306,000, or 25.0%, to $1.5 million for the year ended October 31, 1998. This increase was primarily attributable to advertising campaigns related to the new ROTH IRA accounts allowed by changes in the tax law, the advertising of Compass's Preferred Checking account and Flagship Money Market programs, promotion of the new Plymouth branch and on-line banking capabilities through the Internet.

     Data processing expenses increased $389,000, or 17.7%, to $2.6 million for the year ended October 31, 1998. This increase was due to new services, including laser printing and Internet services, and volume-related increases in loans and deposits.

     Other real estate owned (OREO) expenses decreased $304,000, or 58.6%, to $215,000 for the year ended October 31, 1998 due to the continuation of the decline in the number of properties held as OREO and stable real estate market values.

     Other non-interest expenses increased $559,000, or 20.5%, for the year ended October 31, 1998. Included in other non-interest expense in 1997 and 1998 were recoveries of life insurance premiums from an insurance company which emerged from receivership in 1997. The net impact of the resolution of this matter resulted in an increase in non-interest expense in 1998 compared to 1997 of $273,000. In addition, increases in office supplies ($92,000), charitable contributions ($69,000) and telephone expenses ($63,000) also caused the overall increase in non-interest expenses in the year ended October 31, 1998.

     Income Taxes. Income tax expense was $8.3 million for the year ended October 31, 1998, an increase of $622,000, or 8.1%, compared to the 1997 period. The effective tax rate was 38.1% in 1998 compared to 39.5% in 1997 which decrease was caused by Compass's greater utilization of non-bank subsidiaries that were taxed at a lower rate for state tax purposes.

Comparison of Operating Results for the Years Ended October 31, 1997 and October 31, 1996

     General. Net income was $11.8 million in 1997 compared to $10.2 million in 1996, an increase of $1.6 million or 15.7%. Due primarily to an increase in average interest-earning assets of $71.4 million, or 7.5%, net interest income increased by $3.3 million, or 9.0%, from $36.9 million in 1996 to $40.2 million in 1997. The other significant factors affecting the change in net income was an increase of $797,000 in non-interest income offset by an increase of $699,000 in the provision for loan losses and an increase of $652,000 in non-interest expense.

     Interest Income. Interest income was $80.0 million in 1997, compared to $74.1 million in 1996, an increase of $5.9 million, or 8.0%. This increase in interest income resulted almost exclusively from interest-earning asset growth. The yield on interest-earning assets increased three basis points in 1997 from 7.83% in 1996 to 7.86% in 1997. A significant portion of the increase in interest-earning assets was attributable to the indirect auto loan portfolio, which increased from $165.6 million at October 31, 1996 to $208.0 million at October 31, 1997, and the real estate portfolio, which increased from $514.2 million to $536.1 million, at those dates, respectively.

     Interest Expense. Interest expense increased by $2.6 million, or 6.9%, from $37.2 million in 1996 to $39.8 million in 1997. The increase resulted from a $53.8 million, or 6.3%, increase in average interest-bearing liabilities and a two basis point increase in the average rate paid on such liabilities. Total average interest-bearing deposits increased by $35.6 million, or 4.4%, with most of the increase occurring in certificates of deposit because of the higher rates offered on such deposits in comparison to those offered on other types of deposits. Because of the level of loan growth, Compass increased its borrowings from the FHLB with the average amount of such borrowings outstanding increasing by $14.2 million, or 38.1%, from $37.3 million in 1996 to $51.5 million in 1997.

     Provision for Loan Losses. The provision for loan losses increased by $699,000, or 60.0%, from $1.2 million in 1996 to $1.9 million in 1997. With net loan charge-offs of $1.6 million in 1997 (as compared to $682,000 in 1996), the allowance for loan losses increased by $308,000 in 1997. The total allowance of $10.6 million at October 31, 1997 represented 1.30% of total loans, a slight decrease from 1.38% at October 31, 1996.

     The increase of $875,000 in net charge-offs in 1997 resulted from the resolution of certain commercial and commercial real estate loans as well as the impact of the increasing indirect auto loan portfolio.

     Non-Interest Income. Total non-interest income was $5.9 million in 1997, an increase of $797,000, or 15.5%, from $5.1 million in 1996. The increase in deposit and other banking fees from $2.7 million in 1996 to $3.2 million in 1997 was primarily attributable to a $141,000 increase in monthly checking account fees and $182,000 in additional returned check fees. An increase in the monthly maintenance fee on basic checking accounts instituted in 1996 caused higher monthly checking account fees in 1997. Returned check fees increased in 1997 because of price increases on check returns put into effect in July 1996.

     The remaining growth in non-interest income resulted from gains on sales of loans, which increased by $361,000, or 200%, from $181,000 in 1996 to $542,000 in 1997. Of this increase, $255,000 was attributable to the initial application of SFAS No.125. As more fully disclosed in Note 1 to the accompanying consolidated financial statements, SFAS No. 125 required that Compass capitalize, for the first time, the value of servicing rights on loans originated and sold to others with servicing retained by Compass. The remaining increase of $106,000 in gains on sales of loans was attributable to an increase in the volume of loan sales from $15.5 million in 1996 to $30.1 million in 1997.

     Non-Interest Expense. Total non-interest expense was $24.8 million in 1997, compared to $24.2 million in 1996, an increase of $652,000, or 2.7%. This increase was primarily attributable to an increase of $743,000, or 5.8%, in salaries and employee benefits and an increase of $482,000, or 64.9%, in marketing expenses, which increases were partially offset by a decrease of $271,000 in deposit insurance premiums, $125,000 in other real estate owned expenses, and a $416,000 recovery of life insurance premiums recognized when an insurance company emerged from receivership in 1997.

     The increase in salaries and employee benefits in 1997 was caused by an increase of $415,000, or 3.4%, in salaries and employee benefits and a $328,000, or 47.1%, increase in bonuses paid in accordance with Compass's bonus plan. These increases were primarily driven both by individual and institutional performance in 1997 as the average number of full-time equivalent employees in 1997 remained almost flat at 336 compared to 334 in 1996.

     The increase in marketing expense in 1997 was due to significant promotional activities associated with the introduction of the Preferred Checking and Prime for Life equity loan programs. In addition, Compass introduced its website on the Internet.

     FDIC insurance expense decreased by $271,000 in 1997 because of a reduction in the annual premiums charged by the FDIC on insurable deposits.

     OREO expenses declined by $125,000 in 1997 primarily due to a reduction in the number of properties held as OREO and stable real estate market values.

     Income Taxes. Total income tax expense was $7.7 million in 1997 compared to $6.5 million in 1996. The effective tax rate was slightly higher in 1997 (39.5%) than in 1996 (39.2%) primarily because Compass's effective Federal statutory tax rate increased by 1% with the growth in taxable income partially offset by a reduction in the effective state tax rate caused by Compass's greater utilization of non-bank subsidiaries that were taxed at a lower rate.

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

     Liquidity management is both a daily and long term function of business management. The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At October 31, 1998, the Company maintained cash and due from banks, short-term investments and debt securities maturing within one year of $99.0 million, or 7.8% of total assets. During 1998, Compass continued to be an average daily net seller of Federal Funds.

     The Company's "Tier One" capital, consisting entirely of its surplus account, measured 11.83% of risk-weighted assets at October 31, 1998. Total capital, including the "Tier Two" allowance for loan losses, was 13.15% of risk-weighted assets. The leverage ratio was 8.68%. These ratios placed the Company in the "well-capitalized" category according to regulatory standards.

     At October 31, 1998, Compass had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $110.1 million. Compass anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from October 31, 1998 amounted to $437.0 million. Compass expects that substantially all maturing certificate accounts will be retained by Compass at maturity.

Impact of Inflation and Changing Prices

     The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollar amounts without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on its performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of New Accounting Standards

     Earnings Per Share. In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement, which supersedes APB Opinion 15, simplifies the reporting of earnings per share by eliminating the presentation of primary earnings per share and requiring the presentation of basic earnings per share. The calculation of basic earnings per share excludes the effect of potential common shares to be issued, thus resulting in no dilution. The statement requires entities with complex capital structures to present basic and diluted earnings per share on the face of the income statement and eliminates the modified treasury stock method of computing potential common shares. The statement is effective for financial statements issued for fiscal years ending after December 15, 1997. Seacoast Financial will follow the guidance of SFAS No. 128 beginning in fiscal 1999.

     Reporting Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net income or loss for the current period and other comprehensive income consisting of revenue, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income includes, for example, unrealized gains and losses on certain investment securities, minimum pension liability adjustments and foreign currency items. SFAS No. 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At October 31, 1998, Seacoast Financial's other comprehensive income consisted of unrealized gains on securities classified as available for sale, net of taxes. The statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

     Disclosures about Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement changes the current practice for reporting segment information under SFAS No. 14, "Financial Reporting for Segments of an Enterprise." Public entities are required to report financial and descriptive information about their reportable operating segments. An operating segment is a component of an entity for which financial information is developed and evaluated by the entity's chief operating decision maker to assess performance and to make decisions about resource allocation. Disclosures about operating segments should generally be based on the information used internally. The statement is effective for financial statements for periods beginning after December 15, 1997. On adoption, comparative information for earlier years is to be restated. As the Company believes it consists of a single reportable operating segment, this statement should have no significant impact on its financial reporting.

     Employers' Disclosures About Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which is to become effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Management does not anticipate that the adoption of this statement will have a material impact on the financial position or operating results of the Company.

     In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is to become effective for the first fiscal quarter beginning after December 15, 1998. This Statement further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments.

Year 2000 Issue

     The Year 2000 Issue (commonly referred to as "Y2K") is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. The Y2K issue, which is common to most corporations, including banks, concerns the inability of information systems, primarily (but not exclusively) computer software programs, to properly recognize and process date-sensitive information as the Year 2000 approaches. The following constitutes the Company's Y2K readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.

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

     Compass began addressing the Y2K issue in the Fall of 1996 when if formed a Y2K Project Team comprised of financial, operations, information systems, internal audit, compliance, lending, corporate services, loan servicing and retail personnel. A formal Y2K Action Plan was developed by the Y2K Project Team and approved by the Board of Directors in 1997. During 1998, Compass engaged an outside consultant to assist in providing limited Y2K assurance. Notwithstanding this engagement, Compass retains responsibility for Y2K issues, plans and compliance efforts.

     The Y2K Project Team has completed an assessment, identified mission critical systems, and created a formal tracking system identifying all third party vendors and their Y2K compliant version of all bank installed systems. Mission critical systems include hardware, software, program interfaces, operating systems as well as other mechanical or computer-generated requirements that are beyond Compass's main central processing system and network. Based upon the results of the assessment, Compass has established internal time frames to upgrade or replace its existing hardware and software systems. During the third and fourth quarters of 1998, Compass began to upgrade its retail branches with new Y2K compliant hardware and branch teller platform software. All branch upgrades are expected to be substantially completed by the end of the first quarter 1999. Additionally, Compass has replaced specific hardware and software that had been identified as non-compliant according to schedule.

     Compass's plan to resolve the Y2K issue was developed along the five phase project management process outlined in the Federal Financial Institutions Examination Council (FFIEC) Year 2000 statement of May 5, 1997 which consisted of (i) awareness; (ii) assessment; (iii) renovation; (iv) validation; and (v) implementation. The awareness phase has been completed. The Y2K assessment was completed and monitoring of service bureau and vendor progress is ongoing. Renovation of third party systems that were identified as non-compliant have either been upgraded or replaced to the compliant version or scheduled to be upgraded by March 31, 1999. All non critical software applications effected by the millennium have been identified. It is expected that these applications will be upgraded and Y2K compliant by June 30, 1999. The Y2K Project Team has developed and implemented test plans of all mission critical systems. Compass conducted a successful test of its key transaction processing system with its service bureau in the fourth quarter of 1998. In addition, Compass is scheduled to review documentation of its service bureaus' test results during the first quarter of 1999. Compass is in the process of developing its Y2K contingency plan incorporating certain elements of its bankwide Disaster Recovery Plan. Also, Compass is working with its service bureau to create a remote branch Mobile Recovery Unit, located in Framingham, Massachusetts or possibly develop a paper-based, batch entry system to be used in the event of a catastrophic telecommunications or power failure. The remote branch Mobile Recovery Unit or paper-based, batch entry system would be created at an off premises bank site that is capable of creating its own emergency power for extended periods of time. Key documents would then be delivered to the remote branch which is capable of transmitting data to Compass's service bureau which also has emergency power to continue processing customer account activity. The Compass's contingency plan is scheduled to be completed by June 30, 1999 in accordance with the recently issued Interagency Regulatory Statement on Contingency Planning. Contingency plans will be initiated if a vendor misses its target date or is not considered Y2K compliant by June 30, 1999.

     The chief components of Compass's expense related to the Y2K issue are currently believed to be the replacement of personal computer equipment and the purchase or upgrade of third-party software. External maintenance and internal modification costs will be expensed as incurred. Costs of new hardware and software will be capitalized and depreciated in accordance with Compass policies. Management expects to incur cost in the range of $750,000 to $1.0 million on its Year 2000 readiness efforts. Through October 31, 1998, Compass has expended approximately $223,000. Costs of the Y2K project are based on current estimates and actual results could vary significantly from such estimates once detailed testing is completed. If the resolution plan is unsuccessful, it may have a material, adverse effect on Compass's future operating results and financial condition.

     Recognizing the importance of customer awareness, Compass has completed two mailings of Y2K information to all customers with statement accounts. Also, letters have been sent to major commercial loan customers and automobile dealerships informing them of the Year 2000 Issue and how it can impact businesses. An overall assessment of the Y2K readiness of the Compass's commercial loan customers was completed in October 1998, with an overall assessment of low to medium risk. The Bank will continue to monitor its large commercial loan relationships through account officers contact programs. Also, new and renewed credits greater than $100,000 include a Y2K analysis as part of the underwriting decision process.

     To date, Compass has not identified any system which presents a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. However, as Compass progresses with its Year 2000 project, it may identify systems which do present a material risk of Year 2000 disruption. Such disruption could include, among other things, the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in normal banking activities. Additionally, if Compass's commercial customers are not Year 2000 compliant and suffer adverse effects on their operations, their ability to meet their obligations to the Bank could be adversely affected. The failure of Compass to identify systems which require Year 2000 hardware and software upgrades that are critical to the Bank's operations or the failure of the Bank or others with which the Bank does business to become Year 2000 ready in a timely manner could have a material adverse impact on the Bank's financial condition and results of operations. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Bank cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Bank's systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General. The chief market risk factor affecting the financial condition and operating results of Seacoast Financial is interest rate risk. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given Compass's capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks withing guidelines approved by the Board. Through such management, Compass seeks to reduce the vulnerability of its net earnings to changes in interest rates. Compass's Asset/Liability Committee, comprised of senior management, is responsible for managing interest rate risk and reviewing with the Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on Compass's and Seacoast Financial's operating results, Compass's interest rate risk position and the effect changes in interest rates would have Compass's net interest income. The extent of movement of interest rates is an uncertainty that could have negative impact on the earnings of Seacoast Financial.

     The principal strategies Seacoast Financial and Compass use to manage interest rate risk include (i) emphasizing the origination and retention of adjustable-rate loans, origination of indirect auto loans which have relatively short maturities and origination of loans with maturities at least partly matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

     Seacoast Financial quantifies its interest-rate risk exposures using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. Compass's internal guidelines on interest rate risk specify that for every 100 basis points immediate shift in interest rates, its estimated net interest income over the next 12 months should decline by less than 5%.

     In utilizing a 300 basis point increase in rates in its simulation model, the full impact of annual rate caps of 200 basis points common to most adjustable rate mortgage loan products is considered. The rate shocks used assume an instantaneous and parallel change in interest rates. Prepayment speeds for loans are based on published median dealer forecasts for each interest rate scenario.

     As of September 30, 1998, the date of the most recent analysis, Seacoast Financial's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:


                                                  Percentage Change in Estimated
                                                    Net Interest Income Over:
                                            ------------------------------------------
                                                  12 months             24 months
                                            ---------------------- -------------------
300 basis point increase in rates                  (9.62%)               (5.97%)
200 basis point decrease in rates                  (4.00%)               (8.51%)

     Based on the scenario above, net income would be adversely affected (within Compass's internal guidelines) in both the twelve and twenty-four month periods. For each one percentage point change in net interest income, the affect on net income would be $293,000, assuming a 40% tax rate.

Item 8.  Financial Statements and Supplementary Data

Historical Financial Statements:                                                                            Page
                                                                                                            ----
Report of Independent Public Accountants..................................................................   47

Consolidated Balance Sheets as of October 31, 1998 and 1997...............................................   48

Consolidated Statements of Income for the Years Ended October 31, 1998, 1997 and 1996.....................   49

Consolidated Statements of Changes in Surplus for the Years Ended October 31, 1998, 1997 and 1996.........   50

Consolidated Statements of Cash Flows for the Years Ended October 31, 1998, 1997 and 1996.................   51

Notes to Consolidated Financial Statements................................................................  53-78

All schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Audit Committee of
Seacoast Financial Services Corporation:

     We have audited the accompanying consolidated balance sheets of Seacoast Financial Services Corporation and subsidiary (the Bank) as of October 31, 1998 and 1997, and the related consolidated statements of income, changes in surplus and cash flows for each of the three years in the period ended October 31, 1998. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seacoast Financial Services Corporation and subsidiary as of October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP


Boston, Massachusetts,
December 10, 1998

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)



                                                                                               October 31
                                                                                       --------------------------
                                                                                          1998             1997
                                                                                       ----------      ----------

ASSETS:

      Cash and due from banks...................................................       $   53,553      $   25,611
      Federal funds sold........................................................           12,080           7,150
                                                                                       ----------      ----------
          Total cash and cash equivalents.......................................           65,633          32,761
      Investment securities (Note 2) --
          Available-for-sale, at fair value.....................................          177,689         209,316
          Held-to-maturity, at amortized cost...................................           13,694          12,633
          Restricted equity securities..........................................            5,286           5,156
      Loans held-for-sale (Note 1)..............................................           13,495           4,277
      Loans, net (Notes 3 and 13)...............................................          949,844         809,555
      Accrued interest receivable...............................................            5,779           5,805
      Banking premises and equipment, net (Note 5)..............................           15,020          12,254
      Other real estate owned (Note 4)..........................................            1,011           1,707
      Net deferred tax asset (Note 9)...........................................            6,224           6,988
      Other assets (Notes 1, 12, 16 and 17).....................................           10,428           6,138
                                                                                       ----------      ----------
          Total assets..........................................................       $1,264,103      $1,106,590
                                                                                       ==========      ==========

LIABILITIES AND SURPLUS:
      Deposits (Note 6).........................................................       $1,064,483      $  937,948
      Short-term borrowings (Notes 2 and 7).....................................           15,801           9,697
      Federal Home Loan Bank advances (Note 8)..................................           59,420          51,006
      Other borrowings .........................................................              284              --
      Mortgagors' escrow payments...............................................            1,417           1,002
      Accrued expenses and other liabilities (Note 12)..........................           10,126           8,796
                                                                                       ----------      ----------
          Total liabilities.....................................................        1,151,531       1,008,449
                                                                                       ----------      ----------

COMMITMENTS AND CONTINGENCIES
      (Notes 9, 10 and 13)
SURPLUS (Note 11)...............................................................          110,020          96,527
NET UNREALIZED GAIN ON INVESTMENT SECURITIES
      AVAILABLE-FOR SALE, NET OF INCOME TAXES...................................            2,552           1,614
                                                                                       ----------      ----------
          Total surplus.........................................................          112,572          98,141
                                                                                       ----------      ----------
          Total liabilities and surplus.........................................       $1,264,103      $1,106,590
                                                                                       ==========      ==========




The accompanying notes are an integral part of these consolidated financial statements

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)


                                                                                       Years Ended October 31,
                                                                                    -------------------------------
                                                                                      1998        1997       1996
                                                                                    --------    --------   --------
INTEREST AND DIVIDEND INCOME:
   Interest on loans (Note 3)...................................................    $ 73,300    $ 65,499   $ 60,423
   Interest and dividends on investments securities.............................      12,504      13,298     12,756
   Interest on federal funds sold...............................................       1,363       1,235        947
                                                                                    --------    --------   --------
       Total interest and dividend income.......................................      87,167      80,032     74,126
                                                                                    --------    --------   --------

INTEREST EXPENSE:
   Interest on deposits.........................................................      38,850      36,109     34,621
   Interest on borrowed funds...................................................       4,648       3,722      2,624
                                                                                    --------    --------   --------
       Total interest expense...................................................      43,498      39,831     37,245
                                                                                    --------    --------   --------
       Net interest income......................................................      43,669      40,201     36,881

PROVISION FOR LOAN LOSSES (Note 3)..............................................       1,402       1,865      1,166
                                                                                    --------    --------   --------
       Net interest income after provision
         for loan losses........................................................      42,267      38,336     35,715
                                                                                    --------    --------   --------

NONINTEREST INCOME:
   Deposit and other banking fees...............................................       3,289       3,213      2,733
   Loan servicing fees, net (Note 3)............................................         491         571        607
   Card fee income, net.........................................................         438         398        354
   Other loan fees..............................................................         453         449        412
   Gain on sales of investment securities, net..................................           7          37         60
   Gain on sales of loans, net..................................................       1,276         542        181
   Other income.................................................................       1,090         733        799
                                                                                    --------    --------   --------
       Total noninterest income.................................................       7,044       5,943      5,146
                                                                                    --------    --------   --------

NONINTEREST EXPENSE:
   Salaries and employee benefits (Note 12).....................................      15,027      13,633     12,890
   Occupancy and equipment expenses (Notes 5 and 10)............................       3,633       3,344      3,276
   Data processing expenses.....................................................       2,581       2,192      2,049
   Marketing expenses...........................................................       1,531       1,225        743
   Professional services expenses...............................................       1,078       1,044        975
   Deposit insurance premiums...................................................         155         121        392
   Other real estate owned expenses, net (Note 1)...............................         215         519        644
   Other operating expenses.....................................................       3,291       2,732      3,189
                                                                                    --------    --------   --------
       Total noninterest expense................................................      27,511      24,810     24,158
                                                                                    --------    --------   --------
       Income before provision for income taxes.................................      21,800      19,469     16,703

PROVISION FOR INCOME TAXES (Note 9).............................................       8,307       7,685      6,548
                                                                                    --------    --------   --------
       Net income...............................................................    $ 13,493    $ 11,784   $ 10,155
                                                                                    ========    ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF CHANGES IN SURPLUS

               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                 (In Thousands)


                                                                            Net Unrealized Gain
                                                                              on Securities
                                                                            Available-for-Sale,
                                                              Surplus       Net of Income Taxes  Total Surplus
                                                             --------       -------------------  -------------
BALANCE, OCTOBER 31, 1995.................................   $ 74,588           $   16             $ 74,604
     Net income...........................................     10,155               --               10,155
     Change in unrealized gain on securities
       available-for-sale.................................         --              158                  158
                                                             --------           ------             --------
BALANCE, OCTOBER 31, 1996.................................     84,743              174               84,917
     Net income...........................................     11,784               --               11,784
     Change in unrealized gain on securities
       available-for-sale.................................         --            1,440                1,440
                                                             --------           ------             --------
BALANCE, OCTOBER 31, 1997.................................     96,527            1,614               98,141
     Net income...........................................     13,493               --               13,493
     Change in unrealized gain on securities
       available-for-sale.................................         --              938                  938
                                                             --------           ------             --------
BALANCE, OCTOBER 31, 1998.................................   $110,020           $2,552             $112,572
                                                             ========           ======             ========

The accompanying notes are an integral part of these consolidated financial statements.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)




                                                                                 Years Ended October 31,
                                                                       -------------------------------------------
                                                                          1998             1997           1996
                                                                       ----------       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income....................................................    $  13,493        $  11,784       $  10,155
     Adjustments to reconcile net income to net cash
      provided by operating activities--
      Depreciation of premises and equipment.......................         1,518            1,420           1,301
      Amortization and accretion, net..............................           699              906             337
      Provision for loan losses....................................         1,402            1,865           1,166
      Gain on sale of investment securities, net...................           (7)             (37)            (60)
      Provision for other real estate losses.......................            62              202             390
      Gain on sale of other real estate owned......................          (24)              (4)             (5)
      Provision for deferred (prepaid) taxes.......................           177              453           (757)
      Originations of loans held-for-sale..........................     (108,367)         (30,014)        (19,006)
      Proceeds from sales of loans originated for resale...........       100,425           34,268          35,441
      Gain on sales of loans, net..................................       (1,276)            (542)           (181)
      Loss on sale of premises and equipment.......................            42               --               5
      Net (increase) decrease in accrued interest receivable.......            26            (383)              --
      Net (increase) decrease in other assets......................         (939)            (714)           3,770
      Net increase (decrease) in accrued expenses
         and other liabilities.....................................          (70)            (605)           1,932
                                                                       ----------       ----------      ----------
                Net cash provided by operating activities..........         7,161           18,599          34,488
                                                                       ----------       ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of securities classified as available-for-sale.......      (65,577)        (104,748)        (77,055)
     Purchase of securities classified as held-to-maturity.........       (7,480)          (5,971)         (6,924)
     Proceeds from sales, calls, paydowns and maturities of
      securities classified as available-for-sale..................        98,403          100,553         114,820
     Proceeds from paydowns, maturities and calls of securities
      classified as held-to-maturity...............................         6,300            5,069          10,276
     Purchase of premises and equipment............................       (4,326)          (1,123)         (1,670)
     Purchase of loans.............................................      (11,911)          (4,461)         (8,859)
     Net increase in loans.........................................     (130,517)         (78,620)       (106,726)
     Recoveries of loans previously charged off....................           375              377             389
     Proceeds from sales of other real estate owned................         1,020            2,315           2,722
     Proceeds from sales of premises and equipment.................            --               --               4
                Net cash used in investing activities..............     (113,713)         (86,609)        (73,023)
                                                                       ----------       ----------      ----------

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In Thousands)



                                                                                Years Ended October 31,
                                                                       ----------------------------------------
                                                                         1998            1997           1996
                                                                       ---------       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in NOW, money market deposit and
      demand deposit accounts......................................    $ 48,249        $(11,072)      $ 15,441
     Increase (decrease) in passbook and other
      savings accounts.............................................      35,404          29,014         (7,743)
     Increase in term certificates.................................      42,882          37,398         15,187
     Advances from Federal Home Loan Bank..........................      21,787          17,007         16,992
     Repayments of Federal Home Loan Bank advances.................     (13,373)        (11,376)       (10,981)
     Payment of stock offering and merger costs....................      (2,328)             --             --
     Increase in short-term and other borrowings...................       6,388           5,124          2,759
     Increase (decrease) in mortgagors' escrow payments............         415             112           (111)
                                                                       --------        --------       --------
                Net cash provided by financing activities..........     139,424          66,207         31,544
                                                                       --------        --------       --------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS..........................................      32,872         (1,803)        (6,991)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR.............................................      32,761          34,564         41,555
                                                                       --------        --------       --------
CASH AND CASH EQUIVALENTS,
     END OF YEAR...................................................    $ 65,633        $ 32,761       $ 34,564
                                                                       ========        ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
      Interest paid on deposits and borrowed funds.................    $ 43,472        $ 39,734       $ 37,244
      Income taxes paid............................................       7,482           8,434          6,264
SUPPLEMENTAL DISCLOSURE OF NONCASH
     TRANSACTIONS:
      Transfers from loans to other real estate owned..............       1,474           3,333          2,430
      Financed other real estate and owned sales...................       1,112           1,460            638
      Loans securitized into mortgage-backed
         investments...............................................          --           3,595         20,837
       Transfer of investments from held-to-maturity
         to available-for-sale.....................................          --              --        138,701

The accompanying notes are part of these consolidated financial statements.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Compass Bank for Savings was reorganized into a mutual bank holding company operating under the name of The 1855 Bancorp, now known as Seacoast Financial Services Corporation (the Company), on October 1, 1994 under the provisions of Massachusetts general law. A new Massachusetts savings bank in stock form, known as Compass Bank for Savings (the Bank), was chartered as a wholly owned subsidiary of the Company. All deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) or the Depositors Insurance Fund.

     On November 20, 1998, the Company completed its conversion from a mutual bank holding company to a stock holding company with the issuance of 14,000,000 shares of common stock in an initial public offering (see Note 16). On December 4, 1998, the Company completed its acquisition of Sandwich Bancorp, Inc. (Sandwich) in a stock-for-stock exchange to be accounted for as a pooling of interests (see Note 17). Neither the issuance of stock in connection with the Company's conversion nor the acquisition of Sandwich are reflected in the accompanying consolidated financial statements as they occurred subsequent to year end. In the future, financial statements of the Company presenting financial information prior to the acquisition of Sandwich, will be restated to combine the assets, liabilities, equity and results of operations of Sandwich as required by the pooling of interests method of accounting.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Compass Bank for Savings, (collectively referred to as the Bank). The Bank has four wholly owned subsidiaries--Compass Credit Corp. which engages in buying, selling and originating automobile loans and other extensions of credit; The 1855 Corporation which engages in leasing of property primarily for Bank use; CB Securities Corporation which engages in the investment of securities; and Buffinton-Brook Realty Corporation which is the owner of Compass Preferred Capital Corporation which is involved in real estate activities which enables it to be taxed as a real estate investment trust. The 1855 Corporation has two wholly owned subsidiaries-Purchase Corporation and North Front Street, Inc., which engage in the management of real estate acquired from the Bank through foreclosure. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for possible loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold. Federal funds are sold with maturities of one day.

Investment Securities

     Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of surplus, net of taxes. The Bank classifies its securities based on the Bank's intention at the time of purchase.

     Restricted equity securities are reported at cost.

     Unrealized losses deemed to be other than temporary declines in value are charged to operations. When securities are sold, the adjusted cost of the specific securities sold is use to compute gains or losses on the sale.

Loans, Deferred Fees and Allowance for Loan Losses

     Loans are stated at the amount of unpaid principal, reduced by amounts due to borrowers on unadvanced loans, net deferred loan fees, unearned discount and the allowance for loan losses.

     Unearned discount is recognized on the level-yield method for discounted installment loans. All other interest on loans is recognized on a simple interest basis.

     Deferred loan origination fees and certain deferred loan origination costs are amortized over the contractual life of the related loan using the level-yield method. At October 31, 1998 and October 31, 1997, the Bank had net deferred loan fees of $721,000, and $706,000 respectively.

     It is the policy of the Bank to discontinue the accrual of interest on loans delinquent in excess of 90 days or sooner if, in the judgement of management, the ultimate collectibility of principal or interest becomes doubtful and to reverse all interest previously accrued. Interest income is subsequently recognized only to the extent cash payments are received.

     Loans are considered impaired when it is probable that the Bank will not be able to collect principal, interest and fees according to the contractual terms of the loan agreement. Management considers the paying status, net worth and earnings potential of a borrower, and the value and cash flow of the collateral as factors to determine whether a loan will be paid in accordance with its contractual terms. The amount judged to be impaired is the difference between the present value of the expected cash flows using as a discount rate the original contractual effective interest rate and the recorded investment of the loan. If foreclosure on a collateralized loan is probable, impairment is measured based on the fair value of the collateral compared to the recorded investment. If appropriate, a valuation reserve is established to recognize the difference between the recorded investment and the present value. Impaired loans are charged off when management believes that the collectibility of the loan is remote. The Bank considers nonaccrual loans, except for smaller balance homogeneous residential mortgage and consumer loans, and troubled debt restructures to be impaired. All impaired loans are classified as nonaccrual.

     The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operations, and realized losses, net of recoveries, are charged directly to the allowance. The provision and the level of the allowance are based on management's periodic review of the loan portfolio in light of historical experience and prevailing economic conditions. The allowance is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in the results of operations of the period in which they become known.

Loan Sales

     Loans held for sale are valued at the lower of the recorded loan balance or market value. The Bank periodically enters

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

into forward commitments to sell loans for the purpose of reducing interest rate risk associated with the origination of loans for sale. Unrealized losses on contracts used to hedge the Bank's closed loans and pipeline of loans expected to close are considered in adjusting the carrying value of loans held for sale. No adjustments for unrealized losses were required at October 31, 1998, 1997 and 1996.

     Prior to November 1, 1996, gains and losses on sales of loans were recognized based on the difference between the selling price and the carrying value of the related loans sold. When the servicing of such loans was retained by the Bank, gains and losses were adjusted by the present value of the difference, if any, between the weighted average interest rate on the loans sold, adjusted for a normal servicing fee, and the agreed yield to the buyer.

     Effective November 1, 1996, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122, required entities that engage in mortgage banking activities to recognize, as separate assets, rights to service mortgage loans for others acquired through either the purchase or origination of mortgage loans and sale or securitization of those loans with servicing retained. The amount capitalized is based on an allocation of the total cost of the mortgage loans to the mortgage servicing rights and the loans without the mortgage servicing rights based on their relative fair values. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. For purposes of measuring impairment, the rights are stratified based on certain predominant risk characteristics of the underlying loans, namely, interest rates, frequency of interest rate adjustment and loan maturity dates. Effective January 1, 1997, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," superseded SFAS No. 122. For servicing contracts in existence before January 1, 1997, previously recognized servicing rights and excess servicing receivables that do not exceed contractually specified servicing fees were combined.

     For the years ended October 31, 1998 and 1997, the Bank capitalized $725,000 and $255,000, respectively, in mortgage servicing rights. The mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income on loans. Amortization of mortgage servicing rights for the years ended October 31, 1998 and 1997 was $167,000 and $33,000, respectively. No impairment loss was recognized in 1998 and 1997.

Banking Premises and Equipment

     Land is stated at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, which are computed on the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter. Maintenance and repairs are expensed when incurred; major expenditures for betterments are capitalized and depreciated.

Other Real Estate Owned

     Other real estate owned (OREO) is composed of properties acquired through foreclosure or deed in lieu of foreclosure. After foreclosure, foreclosed assets are presumed to be held-for-sale and are recorded at the lower of the carrying value of the related loan or the fair value of property, less estimated costs to sell. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to OREO is charged to the allowance for loan losses. Subsequent write-downs of the carrying value of the foreclosed assets are charged to expense. Costs relating to the development and improvement of the property are capitalized. Costs relating to holding the property are charged to expense. Included in other real estate owned expenses are net gains on sale and provisions for losses amounting to $38,000, $210,000 and $385,000 and net operating expenses of $177,000, $309,000 and $259,000 in 1998, 1997 and
1996, respectively.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

     The Bank utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Core Deposit Intangible Asset

     The core deposit intangible asset is being amortized over periods ranging from six to ten years using the straight-line method. Amortization expense was $273,000, $280,000 and $306,000 in 1998, 1997, and 1996, respectively. The core deposit intangible asset is reported net of accumulated amortization and amounted to $1,412,000 and $1,685,000 at October 31, 1998 and 1997,
respectively.

Reclassifications

     Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation. Such reclassifications have no effect on previously reported net income.

(2) INVESTMENT SECURITIES

The amortized cost and fair value of securities available-for-sale at October 31, 1998 and 1997 are as follows:


                                                                                   October 31, 1998
                                                                   -----------------------------------------------
                                                                                  Gross        Gross
                                                                   Amortized   Unrealized    Unrealized     Fair
                                                                     Cost         Gains        Losses       Value
                                                                   ---------   ----------    ----------     -----
                                                                                    (In thousands)
U.S. government and agency obligations...........................   $ 81,638      $1,282         $  2      $ 82,918
Other bonds and obligations......................................     47,771         683           29        48,425
Mortgage-backed investments......................................     32,840         469           21        33,288
                                                                    --------      ------         ----      --------
     Total debt securities.......................................    162,249       2,434           52       164,631
                                                                    --------      ------         ----      --------
Marketable equity securities and mutual funds....................     11,338       1,758           38        13,058
                                                                    --------      ------         ----      --------
     Total securities available for sale.........................   $173,587      $4,192         $ 90      $177,689
                                                                    ========      ======         ====      ========

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996


(2)  INVESTMENT SECURITIES (Continued)


                                                                                   October 31, 1997
                                                                   ------------------------------------------------
                                                                                   Gross        Gross
                                                                   Amortized    Unrealized   Unrealized      Fair
                                                                      Cost         Gains       Losses       Value
                                                                   ---------    ----------   ----------  ----------
                                                                                    (In thousands)
U.S. government and agency obligations..........................   $  113,231    $    392      $  127    $  113,496
Other bonds and obligations.....................................       45,774         239          46        45,967
Mortgage-backed investments.....................................       45,652         555          50        46,157
                                                                   ----------    --------      ------    ----------
       Total debt securities....................................      204,657       1,186         223       205,620
Marketable equity securities and mutual funds...................        2,164       1,532         ---         3,696
                                                                   ----------    --------      ------    ----------
       Total securities available for sale                         $  206,821    $  2,718      $  223    $  209,316
                                                                   ==========    ========      ======    ==========

     A schedule of the maturity distribution of debt securities available-for-sale at October 31, 1998 is as follows:


                                                                     Carrying      Percent of      Amortized
                                                                       Value         Total           Cost
                                                                     ---------       -----         --------
                                                                            (Dollars in thousands)

One year or less................................................     $  31,017        18.8%        $ 30,826
Over 1 year to 5 years..........................................        88,710        53.9           87,303
Over 5 years to 10 years........................................        22,451        13.6           22,021

Over 10 years...................................................        22,453        13.7           22,099
                                                                     ---------       -----         --------
                                                                     $ 164,631       100.0%        $162,249
                                                                     =========       =====         ========

     Mortgage-backed investments are shown at their contractual maturity dates, but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

     The amortized cost and fair value of securities held-to-maturity at October 31, 1998 and 1997 are as follows:


                                                                                 October 31, 1998
                                                                 -----------------------------------------------
                                                                                Gross        Gross
                                                                  Amortized   Unrealized   Unrealized      Fair
                                                                    Cost        Gains        Losses       Value
                                                                 ------------- ------------ ------------ -------
                                                                                 (In thousands)
U.S. government and agency obligations..................         $ 13,694       $ 286        $  --       $13,980
                                                                 --------       -----        -----       -------
       Total securities held to maturity................         $ 13,694       $ 286        $  --       $13,980
                                                                 ========       =====        =====       =======

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996


(2)  INVESTMENT SECURITIES (Continued)


                                                                                October 31, 1997
                                                                 -----------------------------------------------
                                                                                Gross        Gross
                                                                Amortized    Unrealized   Unrealized      Fair
                                                                   Cost         Gains        Losses       Value
                                                                 --------    ----------   ----------     -------
                                                                                  (In thousands)
U.S. government and agency obligations..................         $ 12,633        $ 68         $ 7        $12,694
                                                                 --------        ----         ---        -------
       Total securities held to maturity................         $ 12,633        $ 68         $ 7        $12,694
                                                                 ========        ====         ===        =======


A schedule of the maturity distribution of debt securities held-to-maturity at October 31, 1998 is as follows:


                                                                          Carrying      Percent of
                                                                            Value         Total         Fair Value
                                                                          ----------      -----          -------
                                                                               (Dollars in thousands)
     One year or less................................................     $   2,329        17.0%         $ 2,344
     Over 1 year to 5 years..........................................        11,365        83.0           11,636
                                                                          ---------       -----          -------
                                                                          $  13,694       100.0%         $13,980
                                                                          =========       =====          =======

     Included in restricted equity securities at October 31, 1998 and 1997 are Federal Home Loan Bank (FHLB) stock, Savings Bank Life Insurance Company of Massachusetts stock and the Depositors Insurance Fund.

     Proceeds from the sales of investment securities and related gains and losses for the years ended October 31, 1998, 1997 and 1996 (all classified as available-for-sale) were as follows:


                                                                                   Years Ended October 31,
                                                                           ----------------------------------------
                                                                             1998            1997           1996
                                                                           --------       ---------       ---------
                                                                                       (In thousands)
Proceeds from sales....................................................    $  6,105       $  22,017       $  26,051
Gross gains............................................................          24              58             101
Gross losses...........................................................          17              21              41

     At October 31, 1998, investment securities carried at $4,000,000 were pledged to secure public deposits under the Treasury, Tax and Loan program, as required by law, securities carried at $5,230,000 were pledged to secure deposits held by various municipalities and securities, which are under the Bank's control, carried at $18,000,000 were pledged against various repurchase agreements.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996


(3)  LOANS

       The Bank's loan portfolio consisted of the following:


                                                                                          October 31,
                                                                               -----------------------------------
                                                                                  1998                     1997
                                                                               ----------               ----------
                                                                                        (In thousands)
Real estate loans:
     Residential (one-to-four family)...................                       $  385,233               $  363,030
     Commercial.........................................                          125,870                  124,059
     Home equity lines of credit........................                           16,106                   15,133
     Construction.......................................                           41,042                   33,894
                                                                               ----------               ----------

           Total real estate loans......................                          568,251                  536,116
                                                                               ----------               ----------
Commercial loans........................................                           59,916                   51,371
                                                                               ----------               ----------
Consumer loans:
     Indirect auto loans................................                          342,266                  238,114
     Other..............................................                           27,618                   24,662
                                                                               ----------               ----------
           Total consumer loans.........................                          369,884                  262,776
Less---Unearned discount................................                           37,201                   30,066
                                                                               ----------               ----------
           Total consumer loans, net....................                          332,683                  232,710
                                                                               ----------               ----------
           Total loans..................................                          960,850                  820,197
Less--Allowance for loan losses..........................                          11,006                   10,642
           Total loans, net.............................                       $  949,844               $  809,555
                                                                               ==========               ==========

     Nonaccrual loans consisted of the following:

                                                                October 31,
                                                        ----------------------------
                                                          1998               1997
                                                        --------           ---------
                                                              (In Thousands)
Real estate........................................     $  4,116           $  10,180
Commercial.........................................          309                 745
                                                        --------           ---------
                                                        $  4,425           $  10,925
                                                        ========           =========

     At October 31, 1998 and 1997, troubled debt restructurings totaled $1,681,000 and $4,619,000 respectively. There are no commitments to extend additional credit on these loans.

     During 1998, the average recorded investment in impaired loans was $7,747,000 and the income recognized related to impaired loans while impaired was $437,000. At October 31, 1998, the Bank classified $4,425,000 of its loans as impaired of which $1,007,000 had a related valuation reserve of $110,000. Impaired loans of $3,418,000 did not require a valuation reserve.

     During 1997, the average recorded investment in impaired loans was $10,844,000 and the income recognized related to impaired loans while impaired was $778,000. At October 31, 1997, the Bank classified $10,560,000 of its loans as impaired of which $7,912,000, had a related valuation reserve of $1,114,000. Impaired loans of $2,648,000 did not require a valuation reserve.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996

(3)  LOANS  (Continued)

     During 1996, the average recorded investment in impaired loans was $9,174,000, and the income recognized related to impaired loans while impaired was $671,000.

     In the ordinary course of business, the Bank makes loans to its executive officers, directors and related parties at substantially the same terms as loans made to unrelated borrowers. The Bank rarely extends credit to its officers. An analysis of related party loans for the years ended October 31, 1998 and 1997 is as follows:

                                                                                            October 31,
                                                                                     -----------------------
                                                                                       1998           1997
                                                                                     --------        -------
                                                                                         (In thousands)
Balance, beginning of year......................................................     $  5,116        $ 5,807
     New loans..................................................................           40            442
     Payments...................................................................         (122)        (1,133)
     Other (due to director resignations).......................................       (3,514)            --
                                                                                     --------        -------
Balance, end of year............................................................     $  1,520        $ 5,116
                                                                                     ========        =======

     Loans serviced for others at October 31, 1998 and 1997 amounted to $263,163,000 and $204,162,000, respectively. At October 31, 1998 there were no serviced loans outstanding subject to formal recourse provisions.

       An analysis of the allowance for loan losses follows:


                                                                      Years Ended October 31,
                                                              ---------------------------------------
                                                                1998           1997            1996
                                                              --------       --------        --------
                                                                          (In thousands)
Balance, beginning of year..................................  $ 10,642       $ 10,334        $ 9,850
Provision for possible loan losses..........................     1,402          1,865          1,166
Charge-offs---
   Real estate..............................................      (571)          (898)          (501)
   Commercial...............................................      (142)          (442)          (134)
   Consumer.................................................      (700)          (594)          (436)
                                                              --------       --------        -------
                                                                (1,413)        (1,934)        (1,071)
                                                              --------       --------        -------
Recoveries---
   Real estate..............................................        58            147            191
   Commercial...............................................       164             57             96
   Consumer.................................................       153            173            102
                                                              --------       --------        -------
                                                                   375            377            389
                                                              --------       --------        -------
            Net charge-offs.................................    (1,038)        (1,557)          (682)
                                                              --------       --------        -------
Balance, end of year........................................  $ 11,006       $ 10,642        $10,334
                                                              ========       ========        =======

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996



(4)   OTHER REAL ESTATE OWNED

      Other real estate owned acquired through foreclosure consisted of the following:


                                                                 October 31,
                                                           ------------------------
                                                             1998            1997
                                                           -------         --------
                                                               (In thousands)
Residential real estate.............................       $   709         $  1,227
Commercial real estate..............................           302              480
                                                           -------         --------
                                                           $ 1,011         $  1,707
                                                           =======         ========

(5)   BANKING PREMISES AND EQUIPMENT

      A summary of the cost and accumulated depreciation and amortization of banking premises and equipment and their estimated useful lives is as follows:


                                                                         October 31,
                                                                 ---------------------------          Estimated
                                                                    1998             1997           Useful Lives
                                                                 ----------       ----------      -----------------
                                                                       (In thousands)

Land..........................................................    $  3,002         $ 2,503
Buildings.....................................................      11,089           9,378           30 to 50 years
Leasehold improvements........................................       1,989           2,143            8 to 10 years
Furniture and equipment.......................................       8,263           7,026            3 to 20 years
Construction-in-progress......................................         403             156
                                                                  --------         -------
                                                                    24,746          21,206
Less--Accumulated depreciation and
     amortization.............................................       9,726           8,952
                                                                  --------         -------
                                                                  $ 15,020         $12,254
                                                                  ========         =======

     Total depreciation and amortization expense of banking premises and equipment for the years ended October 31, 1998, 1997 and 1996 amounted to $1,518,000, $1,420,000, and $1,301,000 respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996



(6)  DEPOSITS

     A summary of deposit balances is as follows:


                                                                                           October 31,
                                                                                    --------------------------
                                                                                       1998             1997
                                                                                    ----------        --------
                                                                                         (In thousands)
Demand deposit account........................................................      $   70,817        $ 58,840
NOW and money market deposit accounts.........................................         259,852         223,580
Passbook and other savings accounts...........................................         206,476         171,072
                                                                                    ----------        --------
        Total noncertificate accounts.........................................         537,145         453,492
                                                                                    ----------        --------
Term certificates-
     Term certificates of $100,000 and over...................................         103,168          82,647
     Term certificates less than $100,000.....................................         424,170         401,809
                                                                                    ----------        --------
        Total term certificate accounts.......................................         527,338         484,456
                                                                                    ----------        --------
                                                                                    $1,064,483        $937,948
                                                                                    ==========        ========

     A schedule of the maturity distribution of term certificates with weighted average interest rates is as follows:


                                                                    1998                          1997
                                                          ------------------------       ------------------------
                                                                          Weighted                       Weighted
                                                                           Average                        Average
                                                           Amount           Rate           Amount          Rate
                                                          ---------       --------       ----------      --------
                                                                          (Dollars in thousands)
Within 1 year......................................       $ 437,008          5.42%       $  408,291        5.69%
Over 1 to 2 years..................................          47,762          5.75            46,405        6.17
Over 2 to 3 years..................................          31,633          5.94            18,129        5.90
Over 3 to 5 years..................................          10,935          5.85            11,631        6.05
                                                          ---------                      ----------
                                                          $ 527,338          5.49%       $  484,456        5.75%
                                                          =========                      ==========

(7)  SHORT-TERM BORROWINGS

     Short-term borrowings consisted of the following:


                                                                       October 31,
                                                                --------------------------
                                                                   1998              1997
                                                                ---------          -------
                                                                      (In thousands)
Securities sold under agreements to repurchase............      $  14,830          $ 9,533
Treasury tax and loan note account........................            971              164
                                                                ---------          -------
                                                                $  15,801          $ 9,697
                                                                =========          =======

     The weighted average interest rates on short-term borrowings during 1998, 1997 and 1996 were 4.78%, 4.77% and 4.82%, respectively.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996



(8)  FEDERAL HOME LOAN BANK ADVANCES

     Federal Home Loan Bank (FHLB) advances are collateralized by a blanket-type pledge agreement on the Bank's FHLB stock, certain qualified investment securities, deposits at the FHLB and first mortgages on residential property. As a member of the FHLB, the Bank is required to invest in stock of the FHLB at an amount equal to the greater of 1% of its outstanding first mortgage residential loans, .3% of total assets or 5% of its outstanding advances from the FHLB divided by a leverage factor of 20. When such stock is redeemed, the Bank will receive from the FHLB an amount equal to the par value of the stock. The Bank also has access to a preapproved line of credit of $20,000,000. No funds were advanced under this line of credit during 1998 and 1997.

     A schedule of the maturity distribution of FHLB advances with weighted average interest rates is as follows:


                                                                                October 31,
                                                          ---------------------------------------------------------
                                                                     1998                          1997
                                                          ---------------------------   ---------------------------

                                                                           Weighted                      Weighted
                                                                            Average                      Average
                                                            Amount           Rate         Amount           Rate
                                                          -----------     -----------   -----------    ------------
                                                                           (Dollars in thousands)

Within 1 year..........................................    $  2,296           5.85%      $   6,087         6.40%
Over 1 to 5 years......................................      33,731           6.14          16,528         6.02
Over 5 to 10 years.....................................       4,612           6.45          10,741         6.61
Over 10 years..........................................      18,781           7.16          17,650         7.29
                                                           --------                      ---------
                                                           $ 59,420           6.47%      $  51,006         6.63%
                                                           ========                      =========

     The Bank may be subject to a substantial penalty upon prepayment of FHLB advances.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996



(9)  INCOME TAXES

     The components of the provision for income taxes for the years ended October 31 are as follows:

                                                                           1998            1997           1996
                                                                         --------        --------       --------
                                                                                     (In thousands)
Current--
   Federal........................................................       $  7,083        $  5,762        $5,448
   State..........................................................          1,047           1,470         1,857
                                                                         --------        --------        -------
        Total current.............................................          8,130           7,232         7,305
                                                                         --------        --------        -------
Deferred (prepaid)--
   Federal........................................................            130             231          (560)
   State..........................................................             47             222          (197)
                                                                         --------        --------        -------
        Total deferred (prepaid)..................................            177             453          (757)
                                                                         --------        --------        -------
                                                                         $  8,307        $  7,685        $6,548
                                                                         ========        ========        =======


   The difference between the income tax rate computed by applying the statutory federal income tax rate to income before income taxes and the actual effective income tax rate is summarized as follows:

                                                                          1998           1997         1996
                                                                         -----          -----        -----
Statutory rate.......................................................    35.00%         35.00%       34.00%
State taxes, net of federal benefit..................................     3.26           5.68         6.56
Other, net...........................................................    (0.15)         (1.21)       (1.36)
                                                                         -----          -----        -----
        Effective tax rate...........................................    38.11%         39.47%       39.20%
                                                                         =====          =====        =====

   The Bank's net deferred tax asset, as presented in the accompanying consolidated balance sheets, consisted of the following components:

                                                                   October 31,
                                                             ---------------------
                                                               1998          1997
                                                             -------        ------
                                                                 (In thousands)
Allowance for loan losses............................        $ 4,314        $4,114
Deferred compensation................................          2,210         2,239
Acquired net operating loss carryforward.............            712           946
Accrued liabilities..................................            265           547
Unrealized gain on available-for-sale securities.....         (1,407)         (898)
Other................................................            130            40
                                                             -------        ------
                                                             $ 6,224        $6,988
                                                             =======       =======

     In August 1996, Congress passed the Small Business Job Protection Act of 1996. Included in this bill was the repeal of IRC Section 593, which allowed thrift institutions special provisions in calculating bad debt deductions for income tax purposes. Thrift institutions are now viewed as commercial banks for income tax purposes. The repeal is effective for tax years which began after December 31, 1995.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996



(9)  COMMITMENTS AND CONTINGENCIES (Continued)

     One effect of this legislative change is to suspend the Bank's bad debt reserve for income tax purposes as of its base year (October 31, 1988). Any bad debt reserve in excess of the base year amount is subject to recapture over a six-year time period. The suspended (i.e., base year) amount is subject to recapture upon the occurrence of certain events, such as complete or partial redemption of the Bank's stock or if the Bank ceases to qualify as a bank for income tax purposes.

     At October 31, 1998, the Bank's surplus includes $9,085,000 of bad debt reserves, representing the base year amount, for which income taxes have not been provided. Since the Bank does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $3,800,000 have not been recorded with respect to such reserve.

(10)  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, there are outstanding commitments and contingencies that are not reflected in the accompanying consolidated financial statements.

     Pursuant to the terms of noncancellable lease agreements pertaining to banking premises and equipment, future minimum lease payment commitments are as follows:


   Years Ending                      Future Minimum
   October 31,                       Lease Payments
------------------                 ------------------
                                     (In thousands)

1999..........................           $645
2000..........................            542
2001..........................            414
2002..........................            313
2003..........................            277
Thereafter....................            651


     The leases contain renewal options for periods ranging from 8 to 85 years, the cost of which is not included above. Rent expense for the years ended October 31, 1998, 1997 and 1996 amounted to $577,000, $370,000 and $403,000 respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

     Aggregate reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $8,567,000 and $6,754,000 were maintained to satisfy regulatory requirements at October 31, 1998 and 1997, respectively.

     In the ordinary course of business, the Bank is involved in litigation. Based on its review of current litigation and discussion with legal counsel, management does not expect any material adverse impact on the consolidated financial position or results of operations resulting from the resolution of pending litigation.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996




(11)  REGULATORY CAPITAL REQUIREMENTS

     The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of October 31, 1998, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of October 31, 1998, the most recent notification from the Federal Reserve Bank of Boston classified the Company's capital as satisfactory, and the most recent notification from the FDIC relating to the Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an insured depository institution must maintain minimum total risk-based, Tier I-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would have changed these classifications.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996

(11)   REGULATORY CAPITAL REQUIREMENTS (Continued)

       The Company's and the Bank's actual capital amounts and ratios are as follows:



                                                                                             For Capital
                                                                                               Adequacy
                                                      Actual                                   Purposes
                                                 ----------------   ------------------------------------------------------------

                                                  Amount    Ratio               Amount                          Ratio
                                                 --------   -----   -------------------------------  ---------------------------
                                                                                    (Dollars in thousands)
As of October 31, 1998:
   Company (consolidated) --
     Total capital (to risk weighted assets) ..  $117,934   13.15%  greater than/equal to  $ 71,767   greater than/equal to  8.0%
     Tier I capital (to risk weighted assets ..  $106,153   11.83%  greater than/equal to  $ 35,883   greater than/equal to  4.0%
     Tier I capital (to average assets) .......  $106,153    8.68%  greater than/equal to  $ 48,918   greater than/equal to  4.0%

   Bank --
     Total capital (to risk weighted asseets) .  $113,608   12.69%  greater than/equal to  $ 71,642   greater than/equal to  8.0%
     Tier I capital (to risk weighted assets) .  $102,602   11.46%  greater than/equal to  $ 35,821   greater than/equal to  4.0%
     Tier I capital (to average assets) .......  $102,602    8.38%  greater than/equal to  $ 48,974   greater than/equal to  4.0%

As of October 31, 1997:
   Company (consolidated) --
     Total capital (to risk weighted assets ...  $104,158   13.92%  greater than/equal to  $ 59,867   greater than/equal to  8.0%
     Tier I capital (to risk weighted assets ..  $ 94,788   12.67%  greater than/equal to  $ 29,933   greater than/equal to  4.0%
     Tier I capital (to average assets) .......  $ 94,788    8.60%  greater than/equal to  $ 44,092   greater than/equal to  4.0%

   Bank --
     Total capital (to risk weighted assets ...  $100,637   13.47%  greater than/equal to  $ 59,766   greater than/equal to  8.0%
     Tier I capital (to risk weighted assets ..  $ 91,283   12.22%  greater than/equal to  $ 29,883   greater than/equal to  4.0%
     Tier I capital (to average assets) .......  $ 91,283    8.29%  greater than/equal to  $ 44,045   greater than/equal to  4.0%


                                                              To Be Well
                                                              Capitalized
                                                              Under Prompt
                                                               Corrective
                                                            Action Provisions
                                                 -------------------------------------

                                                              Amount             Ratio
                                                 ------------------------------  -----

As of October 31, 1998:
   Company (consolidated) --
     Total capital (to risk weighted assets) ..                             N/A   N/A
     Tier I capital (to risk weighted assets ..                             N/A   N/A
     Tier I capital (to average assets) .......                             N/A   N/A

   Bank --
     Total capital (to risk weighted asseets) .  greater than/equal to  $89,552  10.0%
     Tier I capital (to risk weighted assets) .  greater than/equal to  $53,731   6.0%
     Tier I capital (to average assets) .......  greater than/equal to  $61,218   5.0%

As of October 31, 1997:
   Company (consolidated) --
     Total capital (to risk weighted assets ...                             N/A   N/A
     Tier I capital (to risk weighted assets ..                             N/A   N/A
     Tier I capital (to average assets) .......                             N/A   N/A

   Bank --
     Total capital (to risk weighted assets ...  greater than/equal to  $74,796  10.0%
     Tier I capital (to risk weighted assets ..  greater than/equal to  $44,877   6.0%
     Tier I capital (to average assets) .......  greater than/equal to  $55,056   5.0%


(12)     EMPLOYEE BENEFITS

   The Bank provides basic and supplemental pension benefits for eligible employees through the Savings Bank's Employees Retirement Association Pension Plan (the Plan). Each employee having reached the age of 21 and having completed at least 1,000 hours of service in two consecutive 12-month periods beginning with such employee's date of employment automatically becomes a participant in the Plan. Benefits are based on employee's years of service and annual compensation, as defined in the Plan. The Bank's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions made under the Plan totaled $947,000, $609,000 and $425,000 for 1998, 1997 and 1996, respectively.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996


(12)     EMPLOYEE BENEFITS (Continued)

   Net pension cost under the Plan for the years ended October 31 included the following components:


                                                                                   1998        1997      1996
                                                                                   -----      -----      ----
                                                                                          (In thousands)
Service cost during year........................................................   $ 651      $ 517      $500
Interest cost on projected benefit obligation...................................     745        656       618
Return on plan assets...........................................................    (670)      (544)     (439)
Net amortization and deferral...................................................     (59)       (57)      (28)
     Net pension cost...........................................................   $ 667      $ 534      $651
                                                                                   =====      =====      ====

     According to the Plan's actuary, the funded status of the Plan was as follows at October 31:


                                                                                              1998       1997
                                                                                            -------     -------
                                                                                               (In Thousands)
Plan assets at fair value............................................................       $ 9,779     $ 8,369
Actuarial present value of projected benefit obligation
   (substantially all vested)........................................................        11,339       9,884
                                                                                            --------    --------
Excess of projected benefit obligation over assets...................................        (1,560)     (1,515)
Unrecognized net asset existing at transition........................................          (372)       (398)
Unrecognized net gain................................................................          (874)     (1,172)
                                                                                            --------    --------
Accrued pension liability included on balance sheet..................................       $(2,806)    $(3,085)
                                                                                            ========    ========

     The accumulated benefit obligation (all vested) at October 31, 1998 and 1997 amounted to $6,067,489 and $5,258,499, respectively. Plan assets consist primarily of common stock, U.S. government and agency obligations and a guaranteed investment contract.

     Actuarial assumptions used in determining plan obligations and net pension expense are as follows:


                                                                                    1998        1997       1996
                                                                                    -----       -----      -----
Discount rate used to calculate projected benefit obligation...........             7.25%       7.50%      7.50%
Expected long-term rate of return on plan assets.......................             8.00        8.00       7.50
Annual salary increases................................................             5.00        5.00       5.00

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996



(12)   EMPLOYEE BENEFITS (Continued)

     In addition to the Bank's defined benefit pension plan, the Bank sponsors a noncontributory benefit postretirement life insurance plan (the Life Insurance
Plan) that covers all pre-1996 retirees and active employees designated by the Bank for coverage. The Life Insurance Plan generally provides lifetime coverage to retired employees equal to retiring employee's final rate of pay, but not more than $50,000, and to active employees equal to three times the employee's annual salary, but not more than $350,000. The Bank funds the Life Insurance Plan in combination with its active employee coverage. The status of this Life Insurance Plan is as follows:


                                                                                                 October 31,
                                                                                             -----------------
                                                                                              1998       1997
                                                                                             ------     ------
                                                                                              (In thousands)
Accumulated postretirement benefit obligation--
Retirees......................................................................               $(289)     $(288)
Eligible plan participants....................................................                 (27)       (26)
                                                                                             ------     ------
             Total............................................................               $(316)     $(314)
                                                                                             ======     ======
Plan assets...................................................................               $  --      $  --
                                                                                             ------     ------
Accumulated postretirement benefit obligation in excess of plan assets........                (316)      (314)
Unrecognized transition obligation............................................                  23         25
Unrecognized prior service cost...............................................                  59         62
Unrecognized net gain.........................................................                 (51)       (31)
                                                                                             ------     ------
Accrued postretirement benefit cost...........................................               $(285)     $(258)
                                                                                             ======     =====

   Net periodic postretirement benefit cost included the following components:

                                                                                        Years Ended October 31,
                                                                                      ---------------------------
                                                                                        1998      1997     1996
                                                                                      --------   -------  -------
                                                                                             (In thousands)
Service cost--benefits attributed to service during the period.......................    $--        $--      $--
Interest cost on accumulated postretirement benefit obligation......................      22         22       21
Amortization on transition obligation over 20 years.................................       2          2        2
Amortization of unrecognized prior service cost.....................................       3          2        2
                                                                                         ---        ---      ---
Net periodic postretirement benefit cost............................................     $27        $26      $25
                                                                                         ===        ===      ===

     The discount rate used in determining the accumulated postretirement benefit obligation was 7% in all years presented.

     The Bank has entered into agreements with certain officers to provide supplemental retirement benefits based on 25% of average compensation computed over a three-year period. The present value of these future payments is being accrued over the estimated remaining terms of employment. The accrued supplemental retirement liability is $1,366,000 and $1,332,000 at October 31, 1998 and 1997, respectively. The agreements are being funded through a life insurance program with policy benefits accruing to the Bank. The cash surrender value of the policies is $1,746,000 and $1,567,000 at October 31, 1998 and 1997, respectively, and is included in other assets in the accompanying consolidated balance sheets. Net expense for these supplemental retirement benefits for the years ended October 31, 1998, 1997 and 1996 amounted to $128,000, $70,000 and $222,000, respectively, and is included in salaries and employee benefits in

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996



(12)  EMPLOYEE BENEFITS  (Continued)

the accompanying consolidated statements of income.

     The Bank has an Employee Bonus and Management Incentive Compensation Plan (the Bonus Plan) in which employees are eligible to participate. The Bonus Plan provides for awards based on a combination of Bank and individual performance objectives being met, subject to the approval of the Board of Directors. Amounts charged to operations under the Bonus Plan amounted to $1,150,000, $1,024,000 and $696,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

     The Bank offers a 401(k) Retirement Savings Plan for employees. Participating employees are able to contribute up to 15% of their salary, and the Bank matches 50% of a participant's deferral contribution on the first 6% of the deferral amount subject to the maximum allowable under federal regulations. The Bank's matching contribution expense was $248,000, $218,000 and $193,000 for the years ended October 31, 1998, 1997 and 1996, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income.

(13) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

       Off-balance-sheet financial instruments whose contract amount present credit risk included the following:


                                                                              October 31,
                                                                       -------------------------
                                                                        1998               1997
                                                                       -------           -------
                                                                           (In thousands)
Unused portion of existing lines of credit.................            $49,458           $37,744
Standby letters of credit..................................              1,742             1,110
Unadvanced construction loans..............................             19,349            16,327
Firm commitments to extend credit:
     Residential mortgage loans--
       Fixed rate..........................................             24,269            12,245
       Adjustable rate.....................................              5,946             5,447
     Commercial and commercial real estate loans...........              9,367            11,207

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996


(13) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK(Continued)

require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily require future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of the credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial real estate.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments varies and may include real property, accounts receivable or inventory.

     The Bank originates primarily residential and commercial real estate loans as well as auto loans to customers primarily located in southeastern Massachusetts and, to a lesser extent, Rhode Island. The Bank estimates that approximately 90% of its loan portfolio is based in Massachusetts, the majority of which is located in southeastern Massachusetts.

(14)   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The reported fair values of financial instruments are based on a variety of valuation techniques. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows, assumed discount rates reflecting varying degrees of risk and future expected loss assumptions. These estimates involve a high degree of judgement. The estimates do not reflect any premium or discount that could result from offering significant holdings of financial instruments at bulk sale. Tax implications of unrealized gains and losses can also have a significant effect on fair value of the financial instruments that could have been realized as of October 31, 1998 and 1997 or that will be realized in the future. Changes in economic conditions may dramatically affect the fair value of financial instruments.

     The following methods and assumptions were used to estimate the fair value of the Bank's financial instruments:

     For cash and due from banks and federal funds sold, the carrying amount approximates fair value due to the short maturity of those instruments.

     The fair values of investment securities are based on published market prices or quotations received from securities dealers.

     The fair values of loans are estimated for loan portfolios with similar financial characteristics. Loans are segregated by type, fixed- and adjustable-rate interest terms and by performing and nonperforming status. The fair values of performing residential real estate loans are estimated by discounting the anticipated future cash flows at rates currently required by the secondary mortgage market for the purchase of similar loans. For performing commercial real estate loans and performing business loans, fair values are estimated by discounting the anticipated future cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan as determined by the loan's terms and credit rating. For home equity loans and certain consumer loans, the recorded book values approximate

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996



(14)   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

fair value because the majority of these loans reprice with changes in market rates.

      The fair value of noncertificate deposits does not include the value of the Bank's long-term relationships with its depositors and does not reflect the value associated with possessing this relatively inexpensive source of funds that may be available for a considerable length of time. The fair value of noncertificate deposits is equal to the amount payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated by discounting the contractual future cash flows at rates currently offered for certificates of deposit with similar remaining maturities.

     The fair values of FHLB advances are determined by discounting the anticipated future cash payments by using the rates currently available to the Bank for advances with similar terms and remaining maturities. For other borrowings, the carrying amount approximates fair value due to the short maturity of those instruments.

     The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties. While these commitment fees have value, the Bank has not estimated their value due to the short-term nature of the underlying commitments and their immateriality.

     Certain assets are excluded from disclosure requirements, including banking premises and equipment, the value of the Bank's portfolio of loans serviced for others and the intangible value inherent in the Bank's deposit relationship (i.e., core deposits) among others. Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Company.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996


(14)   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

       The estimated fair values of the Bank's financial instruments at October 31 are as follows (the amounts in the book value column represent the amounts at which such instruments are carried in the accompanying consolidated balance sheets):


                                                                   1998                               1997
                                                       --------------------------         ---------------------------

                                                                        Estimated                           Estimated
                                                       Book Value       Fair Value        Book Value        Fair Value
                                                       ----------       ---------         -----------       ---------
                                                                              (In thousands)
Financial assets:
       Cash and due from banks.......................  $   53,553       $  53,553         $    25,611       $  25,611
       Federal funds sold............................      12,080          12,080               7,150           7,150
       Investment securities.........................     196,669         196,955             227,105         227,166
       Loans held-for-sale...........................      13,495          13,567               4,277           4,305
       Loans.........................................     960,850                             820,197
       Less: Allowance for possible loan losses......     (11,006)                            (10,642)
                                                       ----------                         -----------
       Total loans, net..............................     949,844         959,195             809,555         817,599
                                                       ==========                         ===========
Financial liabilities:
       Noncertificate deposits.......................     537,145         537,145             453,492         453,492
       Term certificates.............................     527,338         529,586             484,456         485,202
       Borrowings....................................      16,085          16,085               9,697           9,697
       FHLB advances.................................      59,420          62,687              51,006          51,941

(15)   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

     The balance sheets of the Company are as follows:

                                                                                 October 31,
                                                                         ---------------------------
                                                                           1998               1997
                                                                         --------           --------
                                                                              (In thousands)
ASSETS:
       Cash and due from banks.....................................      $  2,175           $   142
       Investment securities available-for-sale....................         2,858             4,856
       Accrued interest receivable.................................            --                62
       Investment in subsidiary....................................       108,023            93,603
       Other assets................................................            57                41
                                                                         --------           -------
                  Total assets.....................................      $113,113           $98,704
                                                                         ========           =======
LIABILITIES AND SURPLUS:
       Accrued expenses and other liabilities......................      $    541           $   563
       Surplus.....................................................       112,572            98,141
                                                                         --------           -------
                  Total liabilities and surplus....................      $113,113           $98,704
                                                                         ========           =======

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996


(15)   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (Continued)

       The income statements of the Company are as follows:

                                                                            Years Ended October 31,
                                                                  ------------------------------------------
                                                                    1998              1997            1996
                                                                  -------           --------         -------
                                                                                 (In thousands)
INTEREST AND DIVIDEND INCOME:
       Interest and dividends on investment securities..          $   191           $    217         $   195
NONINTEREST INCOME:
       Gain on sales of investment securities...........                2                --               --
NONINTEREST EXPENSE:
       Salaries and employee benefits...................               98                58               62
       Amortization of organization costs...............               14                21               43
       Other operating expenses.........................               31                14               23
                                                                  --------          -------          -------
                  Total noninterest expense                           143                93              128
                                                                  --------          -------          -------
       Income before income taxes and equity in
          undistributed net income of subsidiary........               50               124               67
PROVISION (BENEFIT) FOR INCOME TAXES....................              (32)               18               23
                                                                  --------          -------          -------
       Income before equity in undistributed net
          income of subsidiary..........................               82               106               44
EQUITY IN UNDISTRIBUTED NET INCOME
   OF SUBSIDIARY........................................           13,411            11,678           10,111
                                                                  --------          -------          -------
       Net income.......................................          $13,493           $11,784          $10,155
                                                                  ========          =======          =======

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996



(15)   CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (Continued)

   The cash flow statements of the Company are as follows:


                                                                               Years Ended October 31,
                                                                       -------------------------------------
                                                                         1998           1997          1996
                                                                       --------       --------      --------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income....................................................      $ 13,493       $ 11,784      $ 10,155
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Gain on sales of investments..............................            (2)            --            --
       Net (accretion) amortization of
          investment securities..................................             4             (2)          (17)
       Equity in undistributed earnings of subsidiary............       (13,411)       (11,678)      (10,111)
       Net increase in other liabilities.........................            (6)             3           (12)
       Net decrease in other assets..............................            47             20             4
                                                                       --------       --------      --------
         Net cash provided by operating activities...............           125            127            19
                                                                       --------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales and maturities of
       held-to-maturity and available-for-sale
       securities................................................         2,494             --         2,017
   Purchase of securities classified as held-to-maturity.........            --            (96)           --
   Purchase of securities classified as available-for-sale.......          (586)            --        (2,071)
                                                                       --------       --------      --------
         Net cash provided by (used in) investing activities.....         1,908            (96)          (54)
                                                                       --------       --------      --------
         Net increase (decrease) in cash and cash equivalents....         2,033             31           (35)
CASH AND DUE FROM BANKS,
   BEGINNING OF YEAR.............................................           142            111           146
                                                                       --------       --------      --------
CASH AND DUE FROM BANKS,
   END OF YEAR...................................................      $  2,175       $    142      $    111
                                                                       ========       ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
       Income taxes paid.........................................      $      2       $     27      $    43
                                                                       ========       ========      ========
       Transfer of investments from held-to-
          maturity to available-for-sale.........................            --             --      $   496
                                                                       ========       ========      ========

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996



(16)   STOCK CONVERSION

   On April 23, 1998, the Board of Trustees of the Company adopted a Plan of Conversion (the Conversion) pursuant to which the Company would convert to a stock form of ownership and offer for sale 100% of its common stock in a subscription offering initially to Bank depositors, employee benefit plans of the Bank and certain other eligible subscribers. Any shares of stock not sold in the subscription offering were to be sold to the public by underwriters.

     The Company completed its mutual-to-stock conversion and the initial public offering of common stock on November 20, 1998, whereby a total of 14,000,000 shares were sold at a purchase price of $10 per share. An Employee Stock Ownership Plan (ESOP) set up by the Company acquired 8%, or 1,120,000, of the shares issued which was funded by a loan from the Company. Net proceeds of the Conversion were approximately $121,600,000 which excludes the sale of ESOP shares which were internally funded. At October 31, 1998, the Company had deferred offering costs of $2,280,000, included in other assets in the accompanying consolidated balance sheet, that were subsequently recorded as a reduction of the proceeds received.

      As part of the Conversion, the Bank established a liquidation account in an amount equal to the net worth of the Bank as of May 31, 1998, the date of the latest consolidated balance sheet which appeared in the prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extend that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

(17)   ACQUISITION OF SANDWICH

     On February 2, 1998 the Company and the Bank entered into a definitive agreement under which the Bank agreed to acquire Sandwich, a one-bank holding company with approximately $519,000,000 in total assets at December 31, 1997. On February 24, 1998, Sandwich announced that its Board of Directors determined that it was appropriate to request additional information and a clarification of renewed expressions of interest that it had received from other parties subsequent to February 2, 1998.

     Following a review of the other expressions of interests for Sandwich, the Company and Sandwich jointly announced on March 23, 1998 that they had signed an amendment to their previously announced agreement of February 2, 1998 (the Amended Agreement) by which the Company would acquire Sandwich. Under the terms of the Amended Agreement, the Company would convert to a 100% publicly owned stock holding company and, thereafter, issue stock having a value of $64.00 per share to Sandwich shareholders in a tax-free exchange of common stock. The value to be received by Sandwich shareholders was subject to adjustment pursuant to a formula based on the value of the Company's stock near the transaction date.


     On December 4, 1998, the Company completed its acquisition of Sandwich. Pursuant to the Amended Agreement, each share of common stock of Sandwich (other than 90,000 shares held by the Company and the Bank and other than fractional shares) was converted into and became exchangeable for 6.385 shares of the Company's common stock. As set forth in the preceding paragraph, the exchange ratio was adjusted using a formula based on the Company's stock trading price between the date of the Conversion and the closing of the acquisition. A total of 12,758,471 shares were issued in connection with the acquisition.

     This transaction is being accounted for in accordance with the pooling of interests method. As the acquisition had not been completed as of October 31, 1998, the accompanying financial statements do not reflect the transaction.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996


(17)   ACQUISITION OF SANDWICH (Continued)

     The following unaudited summarized information presents certain financial data as if the Company's acquisition of Sandwich had been completed as of October 31, 1998. This information does not include the effect of the Company's stock conversion discussed in Note 16.


                                          At October 31,
                                   ----------------------------
                                       1998            1997
                                   ------------    ------------
                                          (In thousands)
Total loans, net...............    $1,304,443       $1,176,197
Total deposits.................     1,531,074        1,360,962
Total assets...................     1,807,047        1,625,260
Total equity...................       153,911          140,128


                                     For the years ended October 31,
                                   -----------------------------------
                                      1998        1997         1996
                                   ----------   ---------    ---------
                                             (In thousands)
Net interest income............       $60,784     $57,796      $53,398
Non-interest income............        10,024       8,664        7,985
Non-interest expense...........        39,807      37,036       36,491
Net income.....................        18,431      16,644       14,292

     Included in total assets in the table above at October 31, 1998, are deferred merger related costs of $1,824,000 which, along with other merger-related costs incurred thereafter, will be expensed by the Company in the reporting period in which the acquisition occurs.

     The Company is currently in the process of identifying and measuring all merger related costs. These costs encompass both costs directly identifiable to the merger, such as professional fees for investment bankers, attorneys and accountants, and contractual severance pay as well as costs incurred by Sandwich and the Bank that result from the merger and do not generally benefit the on-going activities of the banks. The Company currently estimates that the aggregate of merger-related costs will be $6,813,000 consisting of the following items (in thousands):



Professional fees.......................................................  $2,692
Severance pay...........................................................   2,555
Asset write-offs .......................................................     143
Contractual obligations.................................................     406
Shareholder meeting (including printing costs)..........................     283
Customer service (including checkbook replacements).....................     662
Other...................................................................      72
                                                                         -------
                                                                          $6,813
                                                                         =======

     These costs will be expensed by the Company in the reporting period in which the acquisition occurs.

             SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1997 AND 1996


(18)   NEW CORPORATE HEADQUARTERS

     On December 1, 1998, the Bank closed on its acquisition of several parcels of land in downtown New Bedford, Massachusetts to be used for the development of the Company's and the Bank's corporate headquarters and main banking office. The Bank purchased the land from the New Bedford Redevelopment Authority and an optionholder for $550,000. The land is currently occupied by two municipal buildings which will be demolished. In connection with this transaction, the Bank has agreed to donate one of its downtown New Bedford buildings to the City at the time it takes occupancy of its proposed new corporate headquarters. The Bank has not selected a general contractor for construction, however, based on preliminary estimates by its architectural consultants, it expects to expend approximately $20 million in the construction of the building and the purchase of land, furniture, fixtures and equipment. At the completion of the project, which is estimated to be in 2000, all Bank personnel, except retail branch personnel, are expected to be located in this building.

      As part of this transaction, the Bank entered into a Tax Increment Financing Agreement with the City of New Bedford. This agreement provides a reduction in future property taxes to the Bank in return for its investment, through this project, in downtown New Bedford. The tax incentives extend over a twenty year period and are scheduled to produce an estimated $1.2 million in property tax reductions. This agreement is conditional and requires the Bank to retain and create permanent jobs in the City.

     The Bank's plan to construct a new corporate headquarters will result in the ultimate disposal of its existing corporate offices. One location is currently being marketed for sale. Two other buildings will continue to be utilized until the Bank relocates to its new corporate headquarters (one of which will be donated to the City of New Bedford at that time). Based on estimates of the fair value of these buildings and the benefits associated with their continuing utilization through the estimated date of relocation, the Bank recorded a write-down of $1.9 million in December 1998.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Directors of Seacoast Financial

     The following table sets forth certain information about each of the Directors of the Company as of January 29, 1999.

                                                                           Term                   Date
Name (1)                                                 Age              Expires             Elected (1)
---------------------------------------------- ---  ------------- ---  -------------  ----  ----------------
Manuel G. Camacho                                        73                1999                   1979
David P. Cameron                                         73                2000                   1976
Kevin G. Champagne                                       48                1999                   1993
Howard C. Dyer, Jr.                                      70                2000                   1963
Mary F. Hebditch                                         67                1999                   1998
Glen F. Johnson                                          74                2001                   1972
Thornton P. Klaren, Jr.                                  62                2000                   1968
J. Louis LeBlanc                                         59                2001                   1982
Frederic D. Legate                                       56                2001                   1998
Reale J. Lemieux                                         59                2000                   1998
A. William Munro                                         65                2001                   1986
Carl Ribeiro                                             52                1999                   1991
Joseph H. Silverstein                                    71                2000                   1980
Gerald H. Silvia                                         64                1999                   1990

---------------
(1) Includes service as a trustee of the Bank prior to its reorganization into the mutual holding company form of organization (the "Reorganization") and as a trustee of the Company from the date of Reorganization until the conversion of the Company from a mutual to a stock holding company.

     The principal occupation and business experience during at least the last five years for each Director of the Company is set forth below.

     Manuel G. Camacho is a dentist in private practice in New Bedford, Massachusetts. He is semi-retired.

     David P. Cameron was President of Morse Cutting Tools in New Bedford, Massachusetts until his retirement in 1982.

     Kevin G. Champagne. See "Executive Officers," below.

     Howard C. Dyer, Jr. was General Manager, New Bedford Storage Warehouse, New Bedford, Massachusetts, until his retirement in 1996.

     Mary F. Hebditch has been a self-employed public accountant and auditor in Sandwich, Massachusetts since 1983.

     Glen F. Johnson was a General Manager, Goodyear Tire and Rubber, New Bedford, Massachusetts, until his retirement in 1985.

     Thornton P. Klaren, Jr. is retired.

     J. Louis LeBlanc is an attorney in private practice in New Bedford, Massachusetts.

     Frederic D. Legate joined Sandwich Co-operative Bank in 1977. He was appointed President and Chief Executive Officer of Sandwich Co-operative Bank in 1981 and of Sandwich Bancorp, Inc. in 1997, positions he held until Sandwich Bancorp, Inc. was merged into the Company and Sandwich Co-operative Bank was merged into the Bank in December 1998.

     Reale J. Lemieux has owned and operated Bay Beach, a bed and breakfast establishment in Sandwich, Massachusetts since 1988.

     A. William Munro is President of Munro Distributing, Inc., Fall River, Massachusetts.

     Carl Ribeiro is President, Luzo Foodservice Corp., New Bedford, Massachusetts.

     Joseph H. Silverstein was the President of Silverstein's Family Store, a retail clothing store located in New Bedford, Massachusetts, until his retirement in 1992.

     Gerald H. Silvia is the owner of Americana Travel, a travel agency located in Fall River, Massachusetts.

Executive Officers

     The names and ages of each of the executive officers of the Company and the Bank and the principal occupation and business experience during at least the last five years for each is set forth below. Each of Messrs. Short, Kelleher, Lambert, Rigby, Taber, Camara and Rice and Ms. Belanger serve as a Vice President of the Company, a position each (except Messrs. Short and Rice) has held since the formation of the Company in 1994. Mr. Short has served as Vice President of the Company since 1997 and Mr. Rice has served as Vice President of the Company since October 1998.

     Kevin G. Champagne has served as President and Chief Executive Officer of the Company since its formation in 1994 and as President and Chief Executive Officer of the Bank since 1994. Prior to 1994, Mr. Champagne was Executive Vice President/Retail Banking of the Bank. He joined the Bank's Management Training Program in 1971. Mr. Champagne is 48 years old.

     Arthur W. Short served as Treasurer of the Company since its formation in 1994 until 1997. He currently serves as Executive Vice President of the Bank, a position he has held since 1993, and as Chief Operating Officer of the Bank, a position he has held since 1997. Prior to 1997, Mr. Short served as Treasurer and Chief Financial Officer of the Bank. He joined the Bank in 1981. Mr. Short is 57 years old.

     John D. Kelleher has served as Executive Vice President of the Bank since 1993 and has headed the Bank's Lending Division since 1984. Mr. Kelleher joined the Bank's Management Training Program in 1971. Mr. Kelleher is 53 years old.

     James E. Lambert has served as Executive Vice President of the Bank since 1994. Prior to joining the Bank, Mr. Lambert served as President of Martha's Vineyard National Bank, which merged with the Bank in 1994. Mr. Lambert is 54 years old.

     Francis S. Mascianica, Jr. has served as Senior Vice President/Treasurer and Chief Financial Officer of the Bank since 1997 and as Treasurer of the Company since 1997. Mr. Mascianica has held various positions with the Bank since he joined the Bank in 1981. He is 51 years old.

     Carolyn A. Belanger has served as Senior Vice President and head of the Retail Banking Division of the Bank since 1994. Ms. Belanger has held various positions with the Bank since she joined the Bank in 1966. She is 50 years old.

     William D. Rigby has served as Senior Vice President since 1994 and Manager of the Consumer Lending

Department of the Bank since 1985, when he joined the Bank. He is 51 years old.

     Carl W. Taber has served as Senior Vice President since 1993 and head of Mortgage Lending of the Bank since 1984. Mr. Taber joined the Bank's Management Training Program in 1975. He is 45 years old.

     Robert J. Camara has served as Senior Vice President and Loan Servicing Manager of the Bank since 1997. He joined the Bank in 1987 as Assistant Vice President and Auditor and became Vice President and Loan Servicing Manager in 1990. Mr. Camara is 42 years old.

     James R. Rice has served as Senior Vice President of Marketing of the Bank since December 1998. He joined the Bank in 1997 as Vice President of Marketing. Prior to joining the Bank, Mr. Rice served as a Senior Marketing Manager for BankBoston from 1995 to 1997 and as Vice President of Marketing for Medford Savings Bank from 1988 to 1995. Mr. Rice is 37 years old.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company did not have a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") during the fiscal year ended October 31, 1998. Therefore, no Forms 3, 4 or 5 were required to be filed for the fiscal year then ended.

Item 11.  Executive Compensation

Compensation of Directors

     Members of the Company and Bank Boards receive $500 for each Board meeting that they attend. Prior to his death on September 10, 1998, the Chairman of the Board of the Bank received an annual retainer of $50,000. The Company's Board has not elected a new Chairman nor has it determined what the compensation of any future Chairman would be. Members of the Bank's Executive Committee receive an annual retainer of $13,000 and members of the Bank's Audit Committee receive an annual retainer of $5,000. In addition, members of the Audit Committee (other than the Chairman) are paid $500 for each Company Audit Committee meeting that they attend and the Chairman of the Audit Committee is paid $600 for each Company Audit Committee meeting that he attends. The most senior member of the Board of Directors of the Bank receives an annual retainer of $7,000 for duties performed in connection with his appointment as a non-operating Vice President of the Company. Mr. Champagne does not receive any fees for service on the Board of Directors of the Company or the Bank or for service on any committees of either Board.

Executive Compensation

     Summary Compensation Table. The following table sets forth the cash compensation paid by the Bank as well as certain other compensation paid or accrued for services rendered in all capacities during the fiscal years ended October 31, 1997 and 1998 to the Chief Executive Officer of the Bank and the four other executive officers of the Company or the Bank who received total annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE


                                                                  Annual Compensation                   All Other Compensation(4)
Name and Principal                                   ---------------------------------------------    -----------------------------
Position with the Company            Fiscal
and the Bank                         Year(1)            Salary          Bonus(2)         Other(3)
------------------------------      -----------      ------------     -----------      -----------
Kevin G. Champagne                     1998            $263,849         $ 75,601                                 $48,506
   President and Chief                 1997             225,387           59,801                                   5,794
   Executive Officer of
   the Company and the
   Bank
A. William Short                       1998             155,275           34,431                                   7,700
   Vice President of the               1997             143,505           34,750                                   6,912
   Company; Executive Vice
   President and Chief
   Operating Officer of the
   Bank
John D. Kelleher                       1998             140,686           31,164                                   6,649
   Vice President of the               1997             133,920           31,568                                   6,125
   Company; Executive Vice
   President/Lending of the
   Bank
James E. Lambert                       1998             125,079           23,940                                   6,182
   Vice President of the               1997             120,002           23,400                                   5,996
   Company; Executive Vice
   President/Commercial
   Lending of the Bank
Carolyn A. Belanger                    1998             109,577           24,276                                   5,593
   Vice President of the               1997             102,561           24,651                                   4,588
   Company; Senior Vice
   President/Retail Banking
   of the Bank

---------------

(1) Because the Company did not become a public company until November 20, 1998, Summary Compensation information is not provided for 1996 in accordance with the rules of the SEC.

(2) Represents bonuses paid in December of each year for the preceding fiscal year ended October 31.

(3) Perquisites and other personal benefits paid to each officer included in the Summary Compensation Table in each instance aggregated less than 10% of the total annual salary and bonus set forth in the columns entitled "Salary" and "Bonus" for each officer, and accordingly, are omitted from the table in accordance with the rules of the SEC.

(4) For 1998, includes the Bank's matching contributions under its 401(k) plan of $5,000, $5,000, $4,921, $4,454 and $4,027 for Messrs. Champagne, Short,
     Kelleher and Lambert and Ms. Belanger, respectively. Also includes premiums paid by the Bank for group term life insurance of $1,044, $2,700, $1,728, $1,728 and $1,566 for Messrs. Champagne, Short, Kelleher and Lambert and Ms. Belanger, respectively. For Mr. Champagne, includes $42,462 contributed to his account under the Bank's executive deferred compensation plan as a supplemental retirement benefit.

Employment and Change in Control Agreements

     The Company and the Bank have entered into certain employment agreements (each such agreement, an "Employment Agreement" and, such agreements collectively, the "Employment Agreements") and certain change in control agreements (the "Change in Control Agreements") with Messrs. Champagne, Short, Kelleher and Mascianica and Ms. Belanger (collectively, the "Officers"). The Employment Agreements provide that the Officers will receive certain benefits and a base salary equal to $270,000, $156,500, $141,650, $103,380 and $110,346,
respectively, subject to increases in accordance with the usual practices of the Company and the Bank with respect to review of compensation of their senior executives.

     Mr. Champagne's Employment Agreement has a three-year term and the Employment Agreements of the other Officers have two-year terms. The terms all commenced on November 20, 1998, and each term extends by one day for each day that an Officer remains employed by the Bank or (in the case of Mr. Champagne) by the Bank or the Company until either of the officer or the Bank or (in the case of Mr. Champagne) the Bank or the Company give a notice of non-renewal. Under each of the Employment Agreements, the Company (in the case of Mr. Champagne) and the Bank (in the case of the other Officers) may terminate an Officer's employment at any time for "cause," as such term is defined in such agreements, without incurring any continuing obligations to the Officer. If the Company or the Bank terminates an Officer's employment for any reason other than for cause or if the Officer terminates the Officer's employment for "good reason," as such term is defined in the Employment Agreements, the Company and the Bank will become obligated to provide the Officer: (i) an amount equal to the sum of (a) the Officer's base salary or other compensation earned through the date of termination, (b) the Officer's pro rata share of the Officer's highest annual bonus paid during the three fiscal years preceding such termination and (c) all accrued vacation and deferred compensation; (ii) a lump sum severance benefit equal to three times (in the case of Mr. Champagne) or two times (in the case of the other Officers) the sum of (a) the Officer's annual base salary and (b) the highest annual bonus paid to the Officer in the three fiscal years preceding the termination; (iii) disability and medical benefits specified in the Officer's Employment Agreement for the duration of what otherwise would have been the remaining term of the Employment Agreement (which, as a result of the daily extension of the term of the Agreements, will always be three years for Mr. Champagne and two years for the other Officer); and (iv) a pension adjustment as specified in the Employment Agreement. The Employment Agreements also provide certain retirement, death and disability benefits. Mr. Champagne's Employment Agreement includes a provision reimbursing him, on an after-tax basis, for any "golden parachute" excise taxes.

     The Change in Control Agreements provide that an Officer may receive certain benefits if the Officer is terminated within three years of a "Change in Control" (as such term is defined in the Change in Control Agreements) of either the Company or the Bank. An Officer would receive such termination benefits if the Company or the Bank terminated the Officer for any reason other than death or "cause," as such term is defined in the Employment Agreements, or if the Officer terminated the Officer's employment following: (i) a significant change in the nature or scope of the Officer's responsibilities, authorities, powers, functions or duties; (ii) a determination by the Officer that, as a result of a Change in Control, the Officer is unable to exercise the responsibilities, authorities, powers, functions or duties exercised by the Officer immediately prior to such Change in Control; (iii) a reduction in the Officer's annual base salary; (iv) a significant relocation of the offices of the Company or the Bank;
(v) a failure of either the Company or the Bank to pay any portion of compensation due to the Officer; (vi) the termination of or a material reduction in the Officer's benefits; or (vii) a failure of the Company or the Bank to obtain a satisfactory agreement from any successor to assume and agree to perform the Officer's Change in Control Agreement. The benefits in the case of both Mr. Champagne and the other Officers are: (i) a lump sum severance payment equal to three times the "base amount," as such term is defined in Section 280G(b)(3) of the Code, applicable to the Officer minus $1.00 and (ii) for a period of three years, the Officer's disability and medical benefits existing on the date of the termination. Alternatively, an Officer could elect to receive such termination benefits as the Officer would be entitled to under the Officer's Employment Agreement, but may not receive payments under both agreements. The Company has also entered into Change in Control Agreements with three other officers that are substantially similar to the foregoing, except that the benefit is equal to two (rather than three) times the "base amount" and is payable only if employment terminates within one year after the Change in Control.

     The Bank also has a severance agreement with James E. Lambert, its Executive Vice President/Commercial Lending. Mr. Lambert was formerly President of Martha's Vineyard National Bank, which the Bank acquired in December 1994. Pursuant to this agreement, which the Bank assumed from Martha's Vineyard National Bank, the Bank has agreed to pay Mr. Lambert one year's severance for any termination of his employment by the Bank, other than termination for "cause," and for any termination by Mr. Lambert for "good reason," as such terms are defined in the agreement.

     Cash and benefits paid to each Officer under the Change in Control Agreements together with payments under other benefit plans following a change in control of the Company or the Bank may constitute an "excess parachute" payment under Section 280G of the Code, resulting in the imposition of a 20% excise tax on the recipient and the denial of the deduction for such excess amounts to the Company or the Bank. The Change in Control Agreements place limitations on the salary and benefits the Officers can receive so that such payments do not exceed the Section 280G limits. However, such limitations would not apply if an Officer elects to receive payments under his or her Employment Agreement instead of his or her Change in Control Agreement.

Compensation of Officers and Directors Through Benefit Plans

     Defined Benefit Pension Plan. The Bank maintains the Savings Banks Employees Retirement Association Pension Plan, which is a qualified, tax-exempt defined benefit plan (the "Retirement Plan"). All employees age 21 or older who have worked at the Bank for a period of two years and have been credited with 1,000 or more hours of service with the Bank during the year are eligible to accrue benefits under the Retirement Plan.Tthe Bank contributes annually an amount to the Retirement Plan necessary to satisfy the actuarially determined minimum funding requirements in accordance with ERISA.

     The retirement benefit provided is an amount equal to 1.25% of a participant's average compensation based on the average of the three consecutive years providing the highest average compensation multiplied by the participant's years of service (up to a maximum of 25 years) plus 0.6% of such average compensation in excess of covered compensation multiplied by the participant's total number of years of service (up to a maximum of 25 years). Normal retirement age is 65. Retirement benefits are also payable upon disability or death. A reduced benefit is payable upon early retirement at age 62, at age 55 and the completion of ten years of service with the Bank or at age 50 and the completion of 15 years of such service. Benefits under the Retirement Plan are payable in various annuity forms as well as in the form of a single lump sum payment. As of October 31, 1998, the most recent date for which information is available, the market value of the Retirement Plan's assets was $9.8 million.

     The following table indicates the annual retirement benefit that would be payable under the Retirement Plan upon retirement by existing employees at age 65 between November 1, 1997 and October 31, 1998, expressed in the form of a single life annuity for the final average salary and benefit service classifications specified below:

                        Projected Annual Pension Benefit
                            Based on Years of Service


          Average                     10                     15                    20                    25 Years
        Compensation                 Years                 Years                  Years                 and After
---------------------------- ---------------------  -------------------- -----------------------  ----------------------

         $  20,000                $  2,500               $  3,750               $  5,000                 $  6,250
            40,000                   5,532                  8,298                 11,065                   13,831
            60,000                   9,232                 13,848                 18,465                   23,081
            80,000                  12,932                 19,398                 25,865                   32,331
           100,000                  16,632                 24,948                 33,265                   41,581
           120,000                  20,332                 30,498                 40,665                   50,831
           125,000                  21,257                 31,886                 42,515                   53,143
           140,000                  24,032                 36,048                 48,065                   60,081
           150,000                  25,882                 38,823                 51,765                   64,706
           160,000(1)               27,732                 41,598                 55,465                   69,331

---------------
(1) Beginning November 1, 1997, Federal law does not permit defined benefit pension plans to recognize compensation in excess of $160,000 for plan years (for SBERA plans).

     At October 31, 1998, the approximate years of credited service for the executive officers named in the Summary Compensation Table were as follows:


                                                           Years of Credited Service at Age
          Name                                                            65
------------------------------------------               ------------------------------------
Kevin G. Champagne                                                        25
Arthur W. Short                                                           25
John D. Kelleher                                                          25
James E. Lambert                                                        14.75
Carolyn A. Belanger                                                       25

     Executive Salary Continuation Agreements. The Bank has entered into a salary continuation agreement with four of its executive officers: Messrs. Champagne, Short, Kelleher and Mascianica. The agreements provide each officer with a supplemental retirement benefit in an amount equal to 25% of the average of the three highest years of compensation (including salary and bonuses) paid to the officer in the ten years of employment immediately preceding the officer's retirement. The benefit is payable monthly, for a period of 15 years, commencing on the first day of the month next following the officer's retirement. A reduced benefit is payable if the officer retires prior to the age of 65, but after age 55. If the officer dies while employed by the Bank, a monthly benefit will be paid to the officer's beneficiary for a period of 15 years in an amount equal to 25% of the officer's salary on the date of his death. If the officer's employment with the Bank is terminated prior to the age of 55 other than for cause, the officer is entitled to a benefit equal to 5% of the benefit he would have received upon retirement at age 65, multiplied by the number of years of service between the age of 35 and termination of employment. The agreements provide that the Bank may not merge or consolidate into another corporation or sell substantially all of its assets to another corporation unless such corporation agrees to assume and discharge the obligations of the Bank under the agreements. The agreements are funded by life insurance policies, of which the Bank is the owner and beneficiary, held in a "rabbi" trust.

     The Bank has agreed to calculate each year the additional amount that would need to be accrued in order to result in the executive receiving 70% of the average of the three highest years of compensation paid to the officer in the ten years of employment immediately preceding the officer's retirement from a combination of the Bank's defined benefit plan, executive salary continuation agreement, the Bank's contribution to the executive's 401(k) plan, the ESOP, social security and any supplemental funding. This amount, if any, is added to the executive's account under the Bank's deferred compensation plan.

     Executive Deferred Compensation Plan. The Bank has a deferred compensation plan for the benefit of certain of its senior management employees, as designated from time to time by the President of the Bank. At the current time, 17 employees are eligible to participate in the plan. Participants may defer 1% to 15% of their base salary and 1% to 100% of any bonus to which they are entitled. Deferred amounts are credited to each participant's account and are held in a "rabbi" trust. The deferred compensation plan permits employees to direct the investment of their own accounts into various investment options. Distributions to a participant are made upon the earliest of the participant's retirement, death or other termination of employment, in the form requested by the participant in his or her salary reduction deferral election. The plan permits, at the Committee's discretion, withdrawals in the event of a financial hardship caused by an unforeseeable emergency.

     401(k) Plan. The Bank maintains a Savings Banks Employees Retirement Association 401(k) Plan, which is a qualified, tax-exempt plan. All employees who have attained age 21 and have completed one year of employment during which they worked at least 1,000 hours are eligible to participate.

     Under the 401(k) Plan, participants are permitted to make salary reduction contributions equal to the lesser of 15% of compensation or $10,000 (as indexed annually). All employee contributions and earnings thereon are fully and immediately vested. A participant may withdraw salary reduction contributions in the event the participant suffers a financial hardship. The 401(k) Plan permits employees to direct the investment of their own accounts into various investment options. The Bank matches 50% of the first 6% of compensation that a participant contributes to the 401(k) Plan.

     Plan benefits will be paid to each participant in the form of a life annuity (or joint and survivor annuity if married) upon retirement or death unless an alternate form of distribution (lump sum or equal payments over a fixed period) is selected. If a participant terminates employment prior to retirement, his vested benefit will be held by the 401(k) Plan until the participant elects to receive his benefit from the plan. If a participant (and the participant's spouse, if married) elects to receive benefits after termination of employment prior to normal or early retirement age, benefits will be paid in a lump sum. Normal retirement age under the plan is age 65. Early retirement age is age 59 1/2.

     ESOP. The Bank has established an Employee Stock Ownership Plan (the "ESOP"), effective as of January 1, 1998. Employees with at least one year of employment with the Bank and who have attained age 21 are eligible to participate. The ESOP has borrowed funds from the Company to purchase 1,120,000 shares of the Company's stock, which shares serve as collateral for the loan. The loan will be repaid principally from the Bank's contributions to the ESOP, over a period of 20 years. Shares purchased by the ESOP will be held in a suspense account for allocation among participants as the loan is repaid.

     Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan will be allocated among ESOP participants on the basis of compensation in the year of allocation. Participants in the ESOP will receive credit for years of service prior to the effective date of the ESOP. Benefits generally vest at the rate of 20% per year beginning in the second year of service until a participant is 100% vested after six years or upon normal retirement (as such term is defined in the ESOP), disability or death of the participant or a change in control (as such term is defined in the ESOP). A participant who terminates employment for reasons other than death, retirement or disability prior to seven years of credited service will forfeit the nonvested portion of his benefits under the ESOP. Benefits will be payable in the form of the Company's common stock and cash upon death, retirement, early retirement, disability or separation from service. Benefits payable under the ESOP will depend on a number of factors, including the Bank's contributions to the ESOP and the market value of the Company's common stock. The Bank is required to record compensation expense in an amount equal to the fair market value of the shares released from the suspense account.

     The Bank has established a committee of three officers of the Bank to administer the ESOP, and has appointed its President and Chief Executive Officer to serve as trustee of the ESOP. The ESOP committee may instruct the trustee regarding investment of funds contributed to the ESOP. The ESOP trustee, subject to his fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of participating employees. Under the ESOP, nondirected shares and shares held in the suspense account will be voted in a manner calculated to most accurately reflect the instructions it has received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of ERISA.

Item 12.  Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth certain information as of January 1, 1999 regarding each person known by the Company to own beneficially more than 5% of the Company's common stock, each Director of the Company, each executive officer named in the Summary Compensation Table and all Directors and executive officers of the Company as a group.


                                                 Amount and Nature of                Percent of
                Name                           Beneficial Ownership (1)               Class (2)
-------------------------------------      --------------------------------       -----------------
Carolyn A. Belanger                                  5,940  (3)                           *
Manuel G. Camacho                                   10,000  (4)                           *
David P. Cameron                                     5,000                                *
Kevin G. Champagne                                  24,977  (5)                           *
Howard C. Dyer, Jr.                                  5,500                                *
Mary F. Hebditch                                    32,360  (6)                           *
Glen F. Johnson                                     15,000                                *
John D. Kelleher                                    15,000  (7)                           *
Thornton P. Klaren, Jr.                              5,740  (8)                           *
James E. Lambert                                     5,231  (9)                           *
J. Louis LeBlanc                                    47,900  (10)                          *
Frederic D. Legate                                 555,929  (11)                         2.1
Reale J. Lemieux                                    17,731  (12)                          *
A. William Munro                                   135,000  (13)                          *
Carl Ribeiro                                        30,000  (14)                          *
A. William Short                                     4,702  (15)                          *
Joseph H. Silverstein                               10,000                                *
Gerald H. Silvia                                    11,500  (16)                          *
Directors and executive
    officers as a group                            957,755                               3.6

------------------------------
*   Less than 1%

(1) Except as otherwise noted, all persons have sole voting and investment power over their shares.

(2) Calculated based on outstanding shares of Common Stock on January 22, 1999 of 26,758,471.

(3)  Shares held by 401(k) plan.

(4)  Includes 5,000 shares owned by spouse.

(5) Includes 2,700 shares owned by spouse, 8,939 shares held by executive deferred compensation plan, 7,388 shares held by 401(k) plan and 50 shares held as custodian for daughter.

(6)  Includes 4,469 shares held in IRA.

(7) Includes 500 shares held as custodian for son and 930 shares owned by spouse.

(8)  Includes 2,800 shares owned by spouse and 240 shares owned by daughter.

(9)  Shares held by 401(k) plan.

(10) Includes 35,000 shares held in trust of which Mr. LeBlanc is the sole trustee and over which he has sole voting and investment power; 7,400 shares held by IRA; 3,000 shares held by spouse; and 1,000 shares held in spouse's IRA.

(11) Includes 31,925 shares owned by spouse, 3,566 held in IRA, 4,578 held in spouse's IRA and 10,586 held by Sandwich Co-operative Bank ESOP.

(12) Includes 3,270 held by IRA and 3,095 held in spouse's IRA.

(13) Includes 50,000 shares held by company of which Mr. Munro is the principal owner.

(14) Includes 6,000 shares held by spouse and 5,000 shares held by company of which Mr. Ribeiro is the principal owner.

(15) Represents 1,072 shares held by 401(k) plan and 3,630 shares held by executive deferred compensation plan.

(16) Includes 6,200 shares held by spouse.

Item 13.  Certain Relationships and Related Transactions

       The Bank makes loans to non-officer directors of the Company and the Bank. Such loans are made on the same terms and conditions as those of comparable transactions with the general public and do not present more than the normal risk of collectibility.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Contents:

          1. Financial Statements: All financial statements are included in Item 8. of Part II to this report.

          2. Financial Statement Schedules: All financial statement schedules have been omitted because they are either not required, not applicable or are included in the consolidated financial statements or related notes.

          3.        Exhibits

          3.1 Articles of Organization of Seacoast Financial Services Corporation**

          3.2       By-Laws of Seacoast Financial Services Corporation**

          4 Specimen certificate for the common stock of Seacoast Financial Services Corporation***

          10.1* Form of Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and Kevin G. Champagne**

          10.2* Form of Employment Agreement by and among Compass Bank for Savings, Seacoast Financial Services Corporation and certain Officers of Compass Bank for Savings**

          10.3* Form of Change in Control Agreements by and among Seacoast Financial Services Corporation, Compass Bank for Savings, Kevin G. Champagne and certain other Officers of Compass Bank for Savings**

          10.4* Form of Change in Control Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and certain Officers of Compass Bank for Savings**

          10.5* Form of Executive Salary Continuation Agreements made and entered into by and between Compass Bank for Savings and Kevin G. Champagne, Arthur W. Short, John D. Kelleher and Francis S. Mascianica and forms of amendments thereto**

          10.6* Trust Agreement, made as of December 18, 1992, by and between Compass Bank for Savings and Shawmut Bank, N.A.**

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

          10.14(b)* 1998 Amendment to Employment Agreements dated July 18, 1994 by and between Sandwich Co-operative Bank and Frederic D. Legate, Dana S. Briggs and George L. Larson***

          10.15(a)* Employment Agreement dated December 17, 1991 by and between
                    Sandwich Cooperative Bank and David A. Parsons***

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

          10.19* Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and James E. Lambert***

          11 A statement regarding earnings per share is not included in this Report since the Company had no outstanding shares of common stock during the periods presented.

          27        EDGAR Financial Data Schedule

-----------------

*    Management compensatory plan or arrangement.

** Incorporated by reference to the Company's Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company's prior name, "The 1855 Bancorp", on May 15, 1998.

*** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company's prior name, "The 1855 Bancorp", on August 14, 1998.

(b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K with the SEC on December 17, 1998 in connection with the acquisition of Sandwich Bancorp, Inc.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Seacoast Financial Services Corporation


DATE: January 25, 1999                By: /s/ Kevin G. Champagne
                                          --------------------------------------
                                          Kevin G. Champagne
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    /s/ Kevin G. Champagne
    ----------------------------------------------
    Kevin G. Champagne                               President, Chief Executive         January 25, 1999
                                                     Officer and Director

    /s/ Francis S. Mascianica, Jr.
    ----------------------------------------------
    Francis S. Mascianica, Jr.                       Senior Vice President and          January 25, 1999
                                                     Chief Financial Officer

    /s/ Manuel G. Camacho
    ----------------------------------------------
    Manuel G. Camacho, D.D.S.                        Director                           January 25, 1999

    /s/ David P. Cameron
    ----------------------------------------------
    David P. Cameron                                 Director                           January 25, 1999

    /s/ Howard C. Dyer, Jr.
    ----------------------------------------------
    Howard C. Dyer, Jr.                              Director                           January 25, 1999

    /s/ Mary F. Hebditch
    ----------------------------------------------
    Mary F. Hebditch                                 Director                           January 25, 1999

    /s/ Glen F. Johnson
    ----------------------------------------------
    Glen F. Johnson                                  Director                           January 25, 1999


    /s/ Thornton P. Klaren, Jr.
    ----------------------------------------------
    Thornton P. Klaren, Jr.                          Director                           January 25, 1999

    /s/ J. Louis LeBlanc
    ----------------------------------------------
    J. Louis LeBlanc                                 Director                           January 25, 1999

    /s/ Frederic D. Legate
    ----------------------------------------------
    Frederic D. Legate                               Director                           January 25, 1999

    /s/ Reale J. Lemieux
    ----------------------------------------------
    Reale J. Lemieux                                 Director                           January 25, 1999

    /s/ A. William Munro
    ----------------------------------------------
    A. William Munro                                 Director                           January 25, 1999

    /s/ Carl Ribeiro
    ----------------------------------------------
    Carl Ribeiro                                     Director                           January 25, 1999

    /s/ Joseph H. Silverstein
    ----------------------------------------------
    Joseph H. Silverstein                            Director                           January 25, 1999

    /s/ Gerald H. Silvia
    ----------------------------------------------
    Gerald H. Silvia                                 Director                           January 25, 1999