Form 10-Q
period 1998-12-31
SEACOAST FINANCIAL SERVICES CORP
filed 1999-03-15
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


(Mark One)


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.


    For the transition period from November 1, 1998 to December 31, 1998


                        COMMISSION FILE NUMBER: 000-25077


                     SEACOAST FINANCIAL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 Massachusetts                                        04-1659040
          ----------------------------                   -------------------------------------
            (State of Incorporation)                       (IRS Employer Identification No.)


  791 Purchase Street, New Bedford, Massachusetts                        02740
---------------------------------------------------                 --------------
     (Address of Principal Executive Offices)                         (Zip Code)


                                 (508) 984-6000
                         -------------------------------
                         (Registrant's Telephone Number)


                                   October 31
 -------------------------------------------------------------------------------
 Former Name, Former Address and Former Fiscal Year if Changed Since Last Report



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes  X    No
                                                                  -----    -----

At March 12, 1999, the Company had 26,758,471 shares of common stock outstanding.

                     SEACOAST FINANCIAL SERVICES CORPORATION
                                      INDEX



PART I - FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                --------

Item 1.   Financial Statements (unaudited)

               Consolidated Balance Sheets at December 31, 1998                       1
               and October 31, 1998

               Consolidated Statements of Income for the two months                   2
               ended December 31, 1998 and 1997

               Consolidated Statements of Changes in Stockholders' Equity             3
               for the two months ended December 31, 1998 and 1997

               Consolidated Statements of Cash Flows for the two months ended         4
               December 31, 1998 and 1997

               Notes to Unaudited Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis of Financial                          11
          Condition and Results of Operations

               Liquidity and Capital Resources                                       13

               Impact of The Year 2000 Issue                                         13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                 15


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                          16

Item 2.   Changes in Securities and Use of Proceeds                                  16

Item 3.   Defaults upon Senior Securities                                            17

Item 4.   Submission of Matters to a Vote of Security Holders                        17

Item 5.   Other Information                                                          17

Item 6.   Exhibits and Reports on Form 8-K                                           18

SIGNATURES                                                                           19

EXHIBIT 27 - Financial Data Schedule

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                                      December 31,   October 31,
                                                                                          1998          1998
                                                                                     -------------  -------------

ASSETS:
     Cash and due from banks.......................................................   $   54,006     $   65,340
     Federal funds sold............................................................       47,413         41,033
                                                                                      ----------     ----------
        Total cash and cash equivalents............................................      101,419        106,373
     Other short-term investments..................................................       31,119         10,015
     Investment securities--
        Available-for-sale, at fair value..........................................      294,527        290,959
        Held-to-maturity, at amortized cost........................................       12,693         13,694
        Restricted equity securities...............................................        9,035          9,035
     Loans held-for-sale...........................................................           --         13,495
     Loans, net (Note 4)...........................................................    1,385,838      1,303,919
     Accrued interest receivable...................................................        8,523          8,463
     Banking premises and equipment, net (Note 3)..................................       19,743         21,145
     Other real estate owned.......................................................        1,391          1,299
     Net deferred tax asset........................................................       10,298          9,526
     Other assets..................................................................       13,131         18,600
                                                                                      ----------     ----------
           Total assets............................................................   $1,887,717     $1,806,523
                                                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposits (Note 5).............................................................   $1,496,706     $1,531,074
     Short -term borrowings........................................................       12,835         15,801
     Federal Home Loan Bank advances...............................................       83,951         85,111
     Other borrowings..............................................................          283            284
     Mortgagors' escrow payments...................................................        3,411          2,527
     Accrued expenses and other liabilities........................................       19,019         18,156
                                                                                      ----------     ----------
           Total liabilities.......................................................    1,616,205      1,652,953
                                                                                      ----------     ----------
     COMMITMENTS AND CONTINGENCIES
     Stockholders' equity:
        Preferred stock, par value $.01 per share; authorized 10,000,000 shares;
           none issued.............................................................           --             --
        Common stock, par value $.01 per share; authorized 100,000,000 shares;
           26,758,471 shares issued and outstanding................................          268             --
        Additional paid-in capital.................................................      152,936             --
        Surplus....................................................................           --        151,012
        Retained earnings..........................................................      127,263             --
        Accumulated other comprehensive income.....................................        2,337          2,558
        Unearned ESOP compensation.................................................     (11,153)             --
        Shares held in employee trust..............................................        (139)             --
                                                                                      ----------     ----------
           Total stockholders' equity..............................................      271,512        153,570
                                                                                      ----------     ----------
           Total liabilities and stockholders' equity..............................   $1,887,717     $1,806,523
                                                                                      ==========     ==========

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE TWO MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)
                                 (In Thousands)



                                                                                           1998        1997
                                                                                         --------     -------
INTEREST AND DIVIDEND INCOME:
   Interest on loans...............................................................      $ 17,790     $16,617
   Interest and dividends on investments securities................................         3,067       3,493
   Interest on federal funds sold and short-term investments.......................           775         379
                                                                                         --------     -------
      Total interest and dividend income...........................................        21,632      20,489
                                                                                         --------     -------

INTEREST EXPENSE:
   Interest on deposits............................................................         9,526       9,124
   Interest on borrowed funds......................................................         1,025       1,220
                                                                                         --------     -------
      Total interest expense.......................................................        10,551      10,344
                                                                                         --------     -------
      Net interest income..........................................................        11,081      10,145

PROVISION FOR LOAN LOSSES..........................................................           416         277
                                                                                         --------     -------
      Net interest income after provision
        for loan losses............................................................        10,665       9,868
                                                                                         --------     -------

NONINTEREST INCOME:
   Deposit and other banking fees..................................................           816         803
   Loan servicing fees, net........................................................           121         132
   Card fee income, net............................................................            90          75
   Other loan fees.................................................................           115          82
   Gain on sales of investment securities, net.....................................            22          46
   Gain on sales of loans, net.....................................................           244         283
   Other income....................................................................           259         271
                                                                                         --------     -------
      Total noninterest income.....................................................         1,667       1,692
                                                                                         --------     -------

NONINTEREST EXPENSE:
   Salaries and employee benefits..................................................         3,963       3,501
   Occupancy and equipment expenses................................................           924         791
   Data processing expenses........................................................           651         474
   Marketing expenses..............................................................           418         239
   Professional services expenses..................................................           361         336
   Deposit insurance premiums......................................................            39          39
   Other real estate owned expenses, net...........................................            62         114
   Other operating expenses........................................................         1,014       1,065
   Merger-related expenses (Note 2)................................................         6,813          --
   Writedown of banking premises and equipment (Note 3)............................         1,967          --
                                                                                         --------     -------
      Total noninterest expense....................................................        16,212       6,559
                                                                                         --------     -------
      Income (loss) before provision (benefit) for income taxes....................       (3,880)       5,001

PROVISION (BENEFIT) FOR INCOME TAXES...............................................         (544)       1,717
                                                                                         --------     -------
      Net income (loss)............................................................      $(3,336)     $ 3,284
                                                                                         ========     =======

      Net income (loss) per share (Note 6).........................................      $ (0.15)         N/A
                                                                                         ========     =======

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE TWO MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                   (Unaudited)
                                 (In thousands)


                                                                                Additional
                                                                   Common        Paid-In                                 Retained
                                                                    Stock        Capital             Surplus             Earnings
                                                                  --------      ----------          ---------           ----------


Balance, October 31, 1997, as restated (Note 1) ..........         $  --        $       --          $ 138,387           $      --
Net income ...............................................            --                --              3,284                  --
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes ...........            --                --                 --                  --

       Comprehensive income ..............................
Effect of difference in year-ends ........................            --                --             (1,028)                 --
                                                                   -----        ----------          ---------           ---------
Balance, December 31, 1997 ...............................         $  --        $       --          $ 140,643           $      --
                                                                   =====        ==========          =========           =========
Balance, October 31, 1998, as restated (Note 1) ..........         $  --        $       --          $ 151,012           $      --
Transactions with stockholders of acquired entity ........            --                81                 --                  --
Stock offering, net of expenses of $7,290 ................           140           132,570                 --                  --
Reclassification of equity accounts due to merger with
   Sandwich Bancorp, Inc. and mutual-to-stock conversion .           128            20,285           (151,012)            130,599
Net loss .................................................            --                --                 --              (3,336)
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes ...........            --                --                 --                  --

       Comprehensive income (loss) .......................
Amortization of unearned ESOP compensation ...............            --                --                 --                  --
                                                                   -----        ----------          ---------           ---------
Balance, December 31, 1998 ...............................         $ 268        $  152,936          $      --           $ 127,263
                                                                   =====        ==========          =========           =========



                                                               Accumulated Other        ESOP           Shares Held
                                                                 Comprehensive        Unearned         in Employee
                                                                    Income          Compensation          Trust            Total
                                                               -----------------   --------------      ------------      ---------


Balance, October 31, 1997, as restated (Note 1) ..........          $ 1,741        $        --         $    --           $ 140,128
Net income ...............................................               --                 --              --               3,284
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes ...........               93                 --              --                  93
                                                                                                                         ---------
       Comprehensive income ..............................                                                                   3,377
Effect of difference in year-ends ........................               --                 --              --              (1,028)
                                                                    -------           --------           -----           ---------
Balance, December 31, 1997 ...............................          $ 1,834        $        --         $    --           $ 142,477
                                                                    =======           ========           =====           =========
Balance, October 31, 1998, as restated (Note 1) ..........          $ 2,558        $        --         $    --           $ 153,570
Transactions with stockholders of acquired entity ........               --                 --              --                  81
Stock offering, net of expenses of $7,290 ................               --            (11,200)           (139)            121,371
Reclassification of equity accounts due to merger with
   Sandwich Bancorp, Inc. and mutual-to-stock conversion .               --                 --              --                  --
Net loss .................................................               --                 --              --              (3,336)
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes ...........             (221)                --              --                (221)
                                                                                                                         ---------
       Comprehensive income (loss) .......................                                                                  (3,557)
Amortization of unearned ESOP compensation ...............               --                 47              --                  47
                                                                    -------           --------           -----           ---------
Balance, December 31, 1998 ...............................          $ 2,337           $(11,153)          $(139)          $ 271,512
                                                                    =======           ========           =====           =========





   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE TWO MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)
                                 (In Thousands)



                                                                                              1998                   1997
                                                                                          -------------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss).........................................................           $     (3,336)          $    3,284
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities--
        Depreciation and writedown of premises and equipment...................                   2,358                  360
        Amortization and accretion, net........................................                     269                  199
        Merger-related expenses................................................                   6,813                   --
        Provision for loan losses..............................................                     416                  277
        Gain on sale of investment securities, net.............................                    (21)                 (46)
        Provision for other real estate losses.................................                      18                   63
        Gain on sale of other real estate owned................................                      --                  (9)
        Provision for deferred (prepaid) taxes.................................                 (1,340)                    5
        Originations of loans held-for-sale....................................                      --             (18,314)
        Proceeds from sales of loans originated for resale.....................                  12,909               16,452
        Gain on sales of loans, net............................................                   (244)                (283)
        Net increase in accrued interest receivable............................                    (60)                (296)
        Net (increase) decrease in other assets................................                   3,431              (2,120)
        Net increase in accrued expenses
          and other liabilities................................................                     553                4,035
                                                                                          -------------          -----------
                  Net cash provided by operating activities....................                  21,766                3,607
                                                                                          -------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of securities classified as available-for-sale...................                (44,968)             (26,315)
     Purchase of securities classified as held-to-maturity.....................                      --              (2,982)
     Proceeds from sales, calls, paydowns and maturities of
        securities classified as available-for-sale............................                  18,973               28,946
     Proceeds from paydowns, maturities and calls of securities
        classified as held-to-maturity.........................................                   1,000                1,150
     Purchase of premises and equipment........................................                   (974)              (2,705)
     Purchase of loans.........................................................                 (4,158)                (250)
     Net increase in loans.....................................................                (77,691)             (10,515)
     Recoveries of loans previously charged off................................                      65                   23
     Proceeds from sales of other real estate owned............................                     216                  447
     Proceeds from sales of premises and equipment.............................                      18                1,060
                                                                                          -------------          -----------
                  Net cash used in investing activities........................               (107,519)             (11,141)
                                                                                          -------------          -----------

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               FOR THE TWO MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)
                                 (In Thousands)



                                                                                              1998                   1997
                                                                                          -------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in NOW, money market deposit and
        demand deposit accounts................................................           $        (64)          $   (5,440)
     Decrease in passbook and other
        savings accounts.......................................................                (26,756)                (462)
     Increase (decrease) in term certificates..................................                 (7,548)                9,909
     Advances from Federal Home Loan Bank......................................                      --               18,550
     Repayments of Federal Home Loan Bank advances.............................                 (1,160)             (16,034)
     Proceeds of stock offering, net...........................................                 123,008                   --
     Transactions with stockholders
        of acquired entity.....................................................                   (649)                    8
     Payment of merger costs...................................................                 (3,949)                   --
     Increase (decrease) in short-term and other borrowings....................                 (2,967)                1,697
     Increase in mortgagors' escrow payments...................................                     884                  681
                                                                                          -------------          -----------
                  Net cash provided by financing activities....................                  80,799                8,909
                                                                                          -------------          -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS......................................................                 (4,954)                1,375
CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR.........................................................                 106,373               49,020
                                                                                          -------------          -----------
CASH AND CASH EQUIVALENTS,
     END OF YEAR...............................................................           $    101,419           $    50,395
                                                                                          =============          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Interest paid on deposits and borrowed funds...........................           $     10,419           $   10,251
        Income taxes paid......................................................                      --                   --
SUPPLEMENTAL DISCLOSURE OF NONCASH
     TRANSACTIONS:
        Transfers from loans to other real estate owned........................                     326                  359
        Transfer from loans held-for-sale to loans.............................                  10,469                   --
        Stock offering proceeds funded by customer
          deposit accounts.....................................................                  24,567                   --




   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

(1)   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The unaudited consolidated financial statements of Seacoast Financial Services Corporation (the "Company"), and its wholly-owned subsidiaries, Compass Bank for Savings ("Compass" or "the Bank") and Lighthouse Securities Corporation presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended October 31, 1998 included as part of its Form 10-K. This Transition Report for the two month period ended December 31, 1998 is being filed as a result of the change in the Company's fiscal year end from October 31 to December 31 which was voted by the Board of Directors on January 28, 1999.

      On November 20, 1998, the Company completed its conversion from a mutual bank holding company to a stock holding company with the issuance of 14,000,000 shares of common stock in an initial public offering. On December 4, 1998, the Company completed its acquisition of Sandwich Bancorp, Inc. (Sandwich) in a stock-for-stock exchange accounted for as a pooling of interests. The accompanying financial statements have been restated to combine the assets, liabilities, equity and results of operations of Sandwich as if the merger had occurred as of October 31, 1997 as required by the pooling of interests method of accounting. The following presentation summarizes the impact of the Company's merger with Sandwich on its previously reported equity at October 31, 1997 and 1998 (in thousands):


                                                                1998                                      1997
                                                 ------------------------------------       --------------------------------
                                                                      Accumulated                            Accumulated
                                                                  other comprehensive                    other comprehensive
                                                  Surplus                income             Surplus              income
                                                 --------         -------------------       -------      -------------------
Balance, as previously
   reported..................................    $110,020                $2,552             $96,527              $1,614
Effect of Sandwich merger....................      45,315                   186              41,929                  85
Elimination of intercorporate
   investment................................     (4,323)                  (309)                (69)                (73)
Reclassification of Sandwich investment
   securities to available-for-sale..........          --                   129                  --                 115
                                                 --------                ------             -------              ------
Balance, as restated.........................    $151,012                $2,558            $138,387              $1,741
                                                 ========                ======            ========              ======



      Sandwich's fiscal year end was on December 31. For periods prior to 1998, the accompanying financial statements combine Sandwich's financial data as of December 31 with the Company's financial data as of October 31. For 1998, Sandwich's information is as of October 31, 1998 and the twelve months then ended. As a result, results of operations for the two month period ended December 31, 1997, which amounted to a $1,028,000 increase in surplus, is included in both surplus at October 31, 1997 and net income for the two months ended December 31, 1997. This amount has been segregated as a reduction of surplus in the accompanying statement of changes in stockholders' equity.

      As more fully discussed in Notes 2 and 3, the Company recognized certain one time charges during the two month period ended December 31, 1998. These charges resulted from the Sandwich merger and the Company's decision to dispose of certain buildings and equipment in connection with its plan to construct a new corporate headquarters.

      The results of operations for the two month transition period ended December 31, 1998 will not be included with the results of operations of any full fiscal year, but will be audited and separately presented in the Company's annual

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

report on Form 10-K for the year ending December 31, 1999. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. Management is required to make estimates and assumptions that effect amounts reported in the financial statements. Actual results could differ significantly from those estimates.

Summary of Significant Accounting Policies

      The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K filed with the SEC. For interim reporting purposes, the Company follows the same significant accounting policies.

Adoption of New Accounting Pronouncements

      Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to stockholders. Net income is a component of comprehensive income with all other components referred to in the aggregate as other comprehensive income. At December 31, 1998, the Company's other comprehensive income consisted of unrealized gains on securities classified as available for sale, net of taxes. The Company has presented its components of comprehensive income as part of its statements of changes in stockholders' equity and, as required by SFAS No. 130, has restated the prior period financial statements for comparative purposes. Included in net income (loss) for the two months ended December 31, 1997 and 1998 are gains on the sale of investment securities of $46,000 and $22,000, respectively, that had previously been classified with other comprehensive income.

      Effective November 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". In the opinion of management, the Company functions as a single reportable operating unit and, accordingly, the presentation of disaggregated information about segments of a business enterprise is not applicable.

(2)   CONVERSION AND MERGER

      The Company completed its mutual-to-stock conversion and the initial public offering of common stock on November 20, 1998, whereby a total of 14,000,000 shares were sold at a purchase price of $10 per share. An Employee Stock Ownership Plan (ESOP) set-up by Compass acquired 8%, or 1,120,000, of the shares issued which was funded by a loan from the Company. Net proceeds of the Conversion were $121,371,000 which excludes the sale of ESOP shares which are internally funded.

      On December 4, 1998, the Company completed its acquisition of Sandwich. Pursuant to the Amended and Restated Affiliation and Merger Agreement, each share of common stock of Sandwich (other than 90,000 shares held by the Company and the Bank and other than fractional shares) was converted into and became exchangeable for 6.385 shares of the Company's common stock. The exchange ratio was determined using a formula based on the Company's stock trading price between the date of the Conversion and the closing of the acquisition. A total of 12,758,471 shares were issued in connection with the acquisition.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

(2)   CONVERSION AND MERGER (Continued)

      The Company has identified and separately classified those costs attributable to the merger. These costs encompass both costs directly identifiable to the merger, such as professional fees for investment bankers, attorneys and accountants, and contractual severance pay as well as costs incurred by Sandwich and the Bank that result from the merger and do not generally benefit the on-going activities of the banks. Merger-related costs consist of the following items (in thousands):

      Professional fees.....................................  $2,692
      Severance pay.........................................   2,555
      Asset write-offs......................................     143
      Contractual obligations...............................     406
      Shareholder meeting (including printing costs)........     283
      Customer service (including checkbook replacements)...     662
      Other.................................................      72
                                                              ------
                                                              $6,813
                                                              ======

   These costs were expensed in the two month period ended December 31, 1998.

(3)   NEW CORPORATE HEADQUARTERS

      On December 1, 1998, the Bank closed on its acquisition of several parcels of land in downtown New Bedford, Massachusetts to be used for the development of the Company's and the Bank's corporate headquarters and main banking office. The Bank purchased the land from the New Bedford Redevelopment Authority and an optionholder for $550,000. In connection with this transaction, the Bank agreed to donate one of its downtown New Bedford buildings to the City at the time it takes occupancy of its proposed new corporate headquarters. In February 1999, the Bank selected a general contractor for construction. Based on preliminary estimates by its architectural consultants, it expects to expend approximately $20 million in the construction of the building and the purchase of land, furniture, fixtures and equipment. At the completion of the project, which is estimated to be in 2000, all Bank personnel, except retail branch personnel, are expected to be located in this building.

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

      The Bank's plan to construct a new corporate headquarters will result in the ultimate disposal of its existing corporate offices. One location is currently being marketed for sale. Two other buildings will continue to be utilized until the Bank relocates to its new corporate headquarters (one of which will be donated to the City of New Bedford at that time). Based on estimates of the fair value of these buildings and the benefits associated with their continuing utilization through the estimated date of relocation, the Bank recorded a write-down of $1,967,000 in December 1998.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


(4) LOANS

    Compass's loan portfolio consisted of the following:


                                                                                December 31,            October 31,
                                                                                    1998                    1998
                                                                               --------------          -------------
                                                                                          (In thousands)

Real estate loans:
   Residential (one-to-four family).....................................       $      696,668          $    629,779
   Commercial...........................................................              185,404               194,773
   Home equity lines of credit..........................................               25,984                27,471
   Construction.........................................................               66,373                63,189
                                                                               --------------          ------------
      Total real estate loans...........................................              974,429               915,212
                                                                               --------------          ------------

Commercial loans........................................................               75,061                64,937
                                                                               --------------          ------------

Consumer loans:
   Indirect auto loans..................................................              356,162               342,266
   Other................................................................               33,494                33,822
                                                                               --------------          ------------
   Total consumer loans.................................................              389,656               376,088
   Less-Unearned discount...............................................               37,394                37,201
                                                                               --------------          ------------
      Total consumer loans, net.........................................              352,262               338,887
                                                                               --------------          ------------
      Total loans.......................................................            1,401,752             1,319,036
Less-Allowance for loan losses..........................................               15,914                15,117
                                                                               --------------          ------------

      Total loans, net..................................................       $    1,385,838          $  1,303,919
                                                                               ==============          ============

      Nonaccrual loans amounted to $6,045,000 and $6,535,000 at December 31, 1998 and October 31, 1998, respectively.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


(5)   DEPOSITS

      A summary of deposit balances is as follows:


                                                                                    December 31,         October 31,
                                                                                        1998                 1998
                                                                                   --------------      --------------
                                                                                           (In thousands)

Demand deposit accounts.................................................           $      115,595      $      115,517
NOW and money market deposit accounts...................................                  430,320             430,462
Passbook and other savings accounts.....................................                  205,461             232,217
                                                                                   --------------      --------------

      Total noncertificate accounts.....................................                  751,376             778,196
                                                                                   --------------      --------------

Term certificates-
   Term certificates of $100,000 and over...............................                  154,589             159,460
   Term certificates less than $100,000.................................                  590,741             593,418
                                                                                   --------------      --------------

      Total term certificate accounts...................................                  745,330             752,878
                                                                                   --------------      --------------

   Total deposits.......................................................           $    1,496,706      $    1,531,074
                                                                                   ==============      ==============


(6)   EARNINGS PER SHARE

      Earnings per share for the two months ended December 31, 1997 is not presented as the Company did not convert from a mutual to a stock form of ownership until November 1998.

      The loss per share for the two months ended December 31, 1998 was computed based on the weighted average number of shares outstanding during the period, which amounted to 21,626,667 shares. For purposes of this computation, shares issued in connection with the acquisition of Sandwich were treated as outstanding for the entire period. Unallocated ESOP shares are not considered outstanding for purposes of the computation of earnings per share.

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

Comparison of Financial Condition at December 31, 1998 and October 31, 1998

      Total assets increased by $81.2 million, or 4.5%, from $1,806.5 million at October 31, 1998 to $1,887.7 million at December 31, 1998. This growth was entirely due to an $82.7 million, or 6.3% increase in loans. Asset growth was funded by the net proceeds of the stock offering which amounted to $121.4 million, of which $33.5 million at October 31, 1998 was included in deposits earmarked for the purchase of common stock in the stock offering.

      The increase in loans occurred primarily in the residential mortgage and indirect auto loan portfolios. From October 31, 1998 to December 31, 1998, residential mortgage loans increased by $56.4 million (exclusive of a transfer of loans previously classified as held-for-sale), or 9.0%, and indirect auto loans (net of unearned discounts) increased by $13.7 million, or 4.5%. The growth during the two months ended December 31, 1998 is generally attributable to the favorable interest rate environment and economic conditions which prevailed during this period and, more specifically, is due to the previously disclosed temporary change in practice by Compass to retain in portfolio all fixed rate residential mortgage loan originations. As a result, residential mortgage loan sales declined from $16.2 million in the two month period ended December 31, 1997 to $12.9 million in the two month period ended December 31, 1998. The Company has continued to emphasize the origination of indirect auto loans through its network of automobile dealers causing the growth in this portfolio.

      Total deposits at December 31, 1998 were $1,496.7 million, a decrease of $34.4 million, or 2.2% compared to $1,531.1 million at October 31, 1998. As indicated above, a portion of the proceeds of the stock offering was funded by either deposit accounts of Bank customers or from non-customers who had funded their stock subscriptions with the Bank at October 31, 1998. Of the $121.4 million of net proceeds of the stock offering, $24.6 million was funded from the deposits of Bank customers and $31.9 million was funded from non-customer subscription accounts, of which $18.0 was held by the Bank as deposits at October 31, 1998. These funds, totaling $42.6 million, were transferred to stockholders' equity in November 1998 when the stock offering was completed. Exclusive of this transfer, deposits increased by less than 1% during the two months ended December 31, 1998, a cyclical period which has historically been one of modest deposit growth. Total borrowed funds were $97.1 million at December 31, 1998 compared to $101.2 million at October 31, 1998, a decrease of $4.1 million, or 4.1%.

      The increase in stockholders' equity of $117.9 million to $271.5 million at December 31, 1998 resulted from the net proceeds of the stock offering of $121.4 million offset by the net loss of $3.3 million for the two months ended December 31, 1998. As discussed more fully elsewhere herein, the net loss was caused by certain one time charges including merger costs associated with the Sandwich acquisition and the writedown of banking premises and equipment.

Comparison of Operating Results for the Two Months Ended December 31, 1998 and December 31, 1997

      The Company incurred a net loss of $3.3 million for the two months ended December 31, 1998 compared to net income of $3.3 million for the comparable period in 1997. The net loss for the 1998 period reflects certain one time charges including $5.1 million (after tax) of merger related costs resulting from the Sandwich acquisition and $1.3 million (after tax) related to the writedown of banking premises and equipment caused by the consummation of plans to construct a new corporate headquarters and main banking office and to dispose of the facilities which will be replaced. Exclusive of these one-time charges, core earnings for the two months ended December 31,1998 were $3.1 million, or $194,000 less than the net income in the comparable period in 1997.

      Interest Income. Interest income for the two months ended December 31, 1998 was $21.6 million, compared to

$20.5 million for the two months ended December 31, 1997, an increase of $1.1 million, or 5.4%. All of the increase in interest income resulted from growth in average interest-earning assets of $173.8 million, or 11.1%, as the overall yield on interest-earning assets declined by 39 basis points in the 1998 period. The principal areas of growth related to short-term investments (up $62.6 or 215.1%), real estate loans (up $39.7 million, or 4.5%) and indirect auto loans (up $101.2 million, or 47.8%). Most of the real estate loan growth resulted from increased originations and retention in portfolio of one-to-four family real estate loans. The increase in indirect auto loans resulted from an improved economic environment within Compass's local markets and the continued emphasis of this area of lending.

      The net proceeds of the stock offering of $121.4 had a positive impact on the Company's interest income and, in particular, its net interest income. Of the increase of $936,000 in net interest income, approximately $700,000 is attributable to the earnings on the investment of the net proceeds of the stock offering during the two months ended December 31, 1998. Conversely, the Company's overall yield on interest earning assets was negatively impacted as a higher percentage of assets were invested in shorter-term, lower yielding investments during the 1998 period.

      Interest Expense. Interest expense for the two months ended December 31, 1998 was $10.6 million, compared to $10.4 million for the two months ended December 31, 1997, an increase of $207,000 or 2.0%. This increase resulted from a higher average balance of interest-bearing liabilities (up $73.3 million, or 5.3%). Average interest-bearing deposit balances increased $95.2 million, or 7.5%, during the two months ended December 31, 1998 compared to the same period in 1997 while the cost of deposits declined 12 basis points.

      Interest expense on borrowed funds decreased $195,000, or 16.0%, in the two months ended December 31, 1998 due to a $21.9 million, or 18.5%, decrease in the average balance of such funds which was partially offset by a 19 basis point increase in the average rate paid on borrowed funds to 6.39% in the 1998 period compared to the 1997 period.

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

      Compass provided $416,000 for loan losses in the two month period ended December 31, 1998 compared to $277,000 in the two month period ended December 31, 1997, an increase of $139,000. This increase was primarily influenced by the growth in the loan portfolio.

      Non-Interest Income. Total non-interest income was $1.7 million for each of the two months ended December 31, 1998 and 1997. In addition, there were no significant shifts among the components of non-interest income. Gains on the sale of loans declined by $39,000 during the two months ended December 31, 1998 as compared to the comparable period in 1997 as a result of the temporary change in practice, initiated by the Bank in November 1998, whereby fixed rate residential mortgage loans with terms of 15 years or longer are not being sold in the secondary mortgage market. This change resulted from the Sandwich acquisition and its impact on the sensitivity of the balance sheet to changes in interest rates along with the relative attractiveness of the yield and expected duration of such mortgage loans. Because of the timing of this change, its impact was only partially felt in the two month period ended December 31, 1998. While the Company expects to return to selling longer-term fixed rate residential mortgage loans later in 1999, until it does so, the Company expects to experience a decline in its gains on the sale of loans.

      Non-Interest Expense. Exclusive of the one time charges previously noted, non-interest expense increased by $873,000, or 13.3%, from $6.6 million for the two months ended December 31, 1997 to $7.4 million for the two months ended December 31, 1998. Of this increase, $462,000 related to salaries and employee benefits, which rose 13.2% to $4.0 million for the two months ended December 31, 1998. The higher level of compensation and employee benefits was caused by overall salary increases averaging 4%, and employee benefit increases related to the newly created ESOP, the inclusion of the former Sandwich employees in the Bank's defined benefit plan and a non-recurring bonus of $250,000 related to the qualification of the Company's real estate investment trust for favorable tax treatment.

      Occupancy and equipment expenses increased $133,000, or 16.8%, to $924,000 for the two months ended December 31, 1998. This increase was due to an increase in maintenance costs and rent expense attributable to relocation of the Bank's Operations and Consumer Lending Departments, the opening of a new branch in Plymouth and an upgraded branch in Westport.

      Marketing expenses increased $179,000, or 74.9%, to $418,000 for the two months ended December 31, 1998. This increase was primarily attributable to the development of an image campaign, and related production and advertising costs, to introduce Compass to each community on Cape Cod where Sandwich had a branch office.

      Data processing expenses increased $177,000, or 37.3%, to $651,000 for the two months ended December 31, 1998. This increase was due to new services, including laser printing and Internet services, and volume-related increased in loans and deposits.

      Income Taxes. The effective tax rate for the two months ended December 31, 1998 was 14.0%, or approximately 25% less than the Company's typical rate of approximately 39%. This reduction in overall tax benefit is due to certain non-deductible expenses of the Sandwich merger, primarily professional fees directly related to the transaction.

      The effective tax rate for the two months ended December 31, 1997 was 34.3%. Income taxes were favorably impacted in 1997 by a non-recurring net benefit of approximately $300,000 resulting from the utilization of a capital loss carryforward.

Liquidity and Capital Resources

      Compass's liquidity, represented by cash and cash equivalents and debt securities, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, borrowings, principal and interest payments on outstanding loans, mortgage-backed securities and collateralized mortgage obligations, maturities of investment securities and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates. Compass invests excess funds in federal funds sold and other short-term investments which provide liquidity to meet lending requirements.

      Liquidity management is both a daily and long term function of business management. The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At December 31,1998, the Company maintained cash and due from banks, short-term investments and debt securities (other than mortgage related securities) maturing within one year of $171.3 million, or 9.1% of total assets. Compass's liquidity at December 31, 1998 is slightly higher than its historical level due, in part, to the recently completed stock offering. Management anticipates that liquidity will be reduced during 1999.

      The Company's "Tier One" capital measured 21.7% of risk-weighted assets at December 31, 1998. Total capital, including the "Tier Two" allowance for loan losses, was 23.0% of risk-weighted assets. The leverage capital ratio was 14.1%. These ratios placed the Company in the "well-capitalized" category according to regulatory standards.

Impact of The Year 2000 Issue

      The Year 2000 Issue (commonly referred to as "Y2K") is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. The Y2K issue, which is common to most corporations, including banks, concerns the inability of information systems, primarily (but not exclusively) computer software programs, to properly recognize and process date-sensitive information as the Year 2000 approaches and beyond. The following constitutes the Company's Y2K readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.

      Since Compass's information systems functions are either outsourced to service bureaus or processed in-house using programs developed by third-party vendors, the direct effort to correct Y2K issues will be undertaken largely by third parties and will therefore not be totally within Compass's direct control. Compass expects to bring its mission critical operating systems into compliance with Y2K requirements through the installation of updated or replacement programs developed by third parties.

      Compass began addressing the Y2K issue in the Fall of 1996 when if formed a Y2K Project Team comprised of financial, operations, information systems, internal audit, compliance, lending, corporate services, loan servicing and retail personnel. A formal Y2K Action Plan was developed by the Y2K Project Team and approved by the Board of

Directors in 1997. The Board of Directors receive quarterly Year 2000 status reports on all mission critical systems and related testing details. During 1998, Compass engaged an outside consultant to assist in providing limited Y2K assurance. Notwithstanding this engagement, Compass retains responsibility for Y2K issues, plans and compliance efforts.

      The Y2K Project Team has completed an assessment, identified mission critical systems, and created a formal tracking system identifying all third party vendors and their Y2K compliant version of all bank installed systems. Mission critical systems include hardware, software, program interfaces, operating systems as well as other mechanical or computer-generated requirements that are beyond Compass's main central processing system and network. Based upon the results of the assessment, Compass has established internal time frames to upgrade or replace its existing hardware and software systems. Compass has added to the Information Systems staff in the first quarter of 1999. The Bank will utilize internal and, if necessary, external resources to test the software and systems for Year 2000 modifications. Compass has completed approximately 80% of the planned upgrade to its 34 retail branches with new Y2K compliant hardware and branch teller platform software. All branch upgrades are expected to be substantially completed by the end of March 1999. Additionally, Compass has replaced other specific hardware and software that had been identified as non-compliant according to schedule. Currently, approximately 70% of Compass's information technology infrastructure has been determined to be Year 2000 ready and is deployed for use.

      Compass's plan to resolve the Y2K issue was developed along the five phase project management process outlined in the Federal Financial Institutions Examination Council (FFIEC) Year 2000 statement of May 5, 1997 which consisted of (i) awareness; (ii) assessment; (iii) renovation; (iv) validation; and (v) implementation. The awareness phase has been completed. The Y2K assessment was completed and monitoring of service bureau and vendor progress is ongoing. Renovation of third party systems that were identified as non-compliant have either been upgraded or replaced by the compliant version or scheduled to be upgraded by March 31, 1999. All non critical software applications effected by the millennium have been identified. It is expected that these applications will be upgraded and Y2K compliant by June 30, 1999. The Y2K Project Team has developed and implemented test plans of all mission critical systems. Compass conducted a successful test of its key transaction processing system with its service bureau in the fourth quarter of 1998. In addition, Compass and its outside consultant are scheduled to review documentation of its service bureaus' test results during the first quarter of 1999. Compass is in the process of developing its Y2K contingency plan incorporating certain elements of its bankwide Disaster Recovery Plan. Also, Compass is working with its service bureau to create a remote branch Mobile Recovery Unit, located in Framingham, Massachusetts or possibly develop a paper-based, batch entry system to be used in the event of a catastrophic telecommunications or power failure. The remote branch Mobile Recovery Unit or paper-based, batch entry system would be created at an off premise site that is capable of creating its own emergency power for extended periods of time. Key documents would then be delivered to the remote branch which is capable of transmitting data to Compass's service bureau. Both locations also have emergency power to continue processing customer account activity. The Compass contingency plan is scheduled to be completed by June 30, 1999 in accordance with the recently issued Interagency Regulatory Statement on Contingency Planning. Contingency plans will be initiated if a vendor misses its target date or is not considered Y2K compliant by June 30, 1999.

      The chief components of Compass's expense related to the Y2K issue are currently believed to be the replacement of personal computer equipment and the purchase or upgrade of third-party software. External maintenance and internal modification costs will be expensed as incurred. Costs of new hardware and software will be capitalized and depreciated in accordance with Compass policies. Management expects to incur cost in the range of $750,000 to $1.0 million on its Year 2000 readiness efforts. Through December 31, 1998, Compass had expended approximately $550,000. Costs of the Y2K project are based on current estimates and actual results could vary significantly from such estimates once detailed testing is completed. If the resolution plan is unsuccessful, it may have a material, adverse effect on Compass's future operating results and financial condition.

      Recognizing the importance of customer awareness, Compass has completed three mailings of Y2K information to all customers with statement accounts. Also, letters have been sent to major commercial loan customers and automobile dealerships informing them of the Year 2000 Issue and how it can impact businesses. An overall assessment of the Y2K readiness of the Compass's commercial loan customers was completed in October 1998, with an overall assessment of low to medium risk. The Bank will continue to monitor its large commercial loan relationships through account officers contact programs. Also, new and renewed commercial credits greater than $100,000 include a Y2K analysis as part of the normal underwriting decision process.

      The Company acquired Sandwich on December 4, 1998. Data system conversions were completed in February

1999. Year 2000 team leaders have incorporated into their Y2K planning the integration of all hardware and software systems into those of Compass. Compass foresees no material Y2K complications from the acquisition and plans to complete the Year 2000 project no later than June 30, 1999.

      To date, Compass has not identified any system which presents a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. However, as Compass progresses with its Year 2000 project, it may identify systems which do present a material risk of Year 2000 disruption. Such disruption could include, among other things, the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in normal banking activities. Additionally, if Compass's commercial customers are not Year 2000 compliant and suffer adverse effects on their operations, their ability to meet their obligations to the Bank could be adversely affected. The failure of Compass to identify systems which require Year 2000 hardware and software upgrades that are critical to the Bank's operations or the failure of the Bank or others with which the Bank does business to become Year 2000 ready in a timely manner could have a material adverse impact on the Bank's financial condition and results of operations. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Bank cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post- January 1, 2000 dates become significant within the Bank's systems.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. This risk is managed by periodic evaluation of the interest risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given Compass's capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board. Through such management, Compass seeks to reduce the vulnerability of its net earnings to changes in interest rates. Compass's Asset/Liability Committee, comprised of senior management, is responsible for managing interest rate risk and reviewing with the Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on Compass's and the Company's operating results, Compass's interest rate risk position and the effect changes in interest rates would have on Compass's net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

       The principal strategies the Company and Compass generally use to manage interest rate risk include (i) emphasizing the origination and retention of adjustable-rate loans, origination of indirect auto loans which have relatively short maturities and origination of loans with maturities at least partly matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

      The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. Compass's internal guidelines on interest rate risk specify that for every 100 basis points immediate shift in interest rates, its estimated net interest income over the next 12 months should decline by less than 5%.

      In utilizing a 300 basis point increase in rates in its simulation model, the full impact of annual rate caps of 200 basis points common to most adjustable rate mortgage loan products is considered. The rate shocks used assume an instantaneous and parallel change in interest rates. Prepayment speeds for loans are based on published median dealer forecasts for each interest rate scenario.

      As of December 31, 1998, the Company's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:


                                                                    Percentage Change in Estimated
                                                                       Net Interest Income Over:
                                                             --------------------------------------------
                                                               12 months                      24 months
                                                             -------------                  -------------

300 basis point increase in rates                               (6.19%)                        (1.50%)
200 basis point decrease in rates                               (2.27%)                        (7.19%)

      Based on the scenario above, net income would be adversely affected (within Compass's internal guidelines) in both the twelve and twenty-four month periods. For each one percentage point change in net interest income, the effect on net income would be $461,000, assuming a 40% tax rate.

OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company and Compass are not involved in any pending legal proceedings other than those involved in the ordinary course of business. Management believes that the resolution of these matters will not materially affect their business or the consolidated financial condition of the Company and Compass.

Item 2.  Changes in Securities and Use of Proceeds

      The Company's initial registration statement (No. 333-52889) on Form S-1 was declared effective on September 21, 1998 and the Offering commenced on September 30, 1998. Ryan, Beck & Co. and McConnell, Budd & Downes, Inc. were the selling agents in the Offering. The Offering was consummated on November 20, 1998 with 14,000,000 shares of common stock, par value $.01 per share, registered and issued at a price of $10 per share resulting in an aggregate offering amount of $140,000,000. The following table summarizes the actual offering expenses and net offering proceeds:




Aggregate offering proceeds...........................................       $    140,000,000
Less: Expenses -
      Underwriters, including expenses................................              5,020,042
      Professional fees and expenses..................................              1,312,810
      Printing and distribution costs.................................                486,415
      Other expenses..................................................                470,737
                                                                             ----------------
             Total expenses...........................................              7,290,004

Less: Employee Stock Ownership Plan purchase of 1,120,000 shares                   11,200,000
      Shares held in Employee Trust...................................                138,600
                                                                             ----------------

      Net offering proceeds...........................................       $    121,371,396
                                                                             ================


      The Company added the net offering proceeds to its existing available funds which are used for general corporate purposes, including investments in short- and medium- term, investment grade debt securities, including U.S. Government and Agency securities and, to a lesser extent, corporate bonds and mortgage-backed securities. Certain of the proceeds have also been used for loan originations and, over time, a greater proportion of the net offering proceeds than was the case at December 31, 1998 are expected to be invested in loans. At December 31, 1998 the Company had not yet contributed any of the net offering proceeds to Compass. In March 1999, the Company contributed $75 million of the net offering proceeds to the capital of Compass.

      In December 1998, Seacoast Financial acquired land at a cost of $550,000 to be used for its new corporate headquarters and main banking office. The preliminary estimate of the total cost of this development is $20 million which will be funded by available funds including the portion of the net offering proceeds which are available during the development period.

      Neither expenses of the Offering nor expenditure of net offering proceeds through December 31, 1998 were paid to officers, directors or affiliates of Seacoast Financial.

      On December 4, 1998, Seacoast Financial completed its acquisition of all of the outstanding common stock of Sandwich Bancorp, Inc. (Sandwich). A registration statement on Form S-4 was declared effective on September 21, 1998. In connection with this transaction, 12,758,471 shares of common stock, par value $.01 per share, were registered and issued to the Sandwich shareholders.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to A Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K
a.         Exhibits

3.1        Articles of Organization of Seacoast Financial Services
           Corporation****
3.2        By-Laws of Seacoast Financial Services Corporation****
4          Specimen certificate for the common stock of Seacoast Financial
           Services Corporation***
10.1*      Form of Employment Agreement by and among Seacoast Financial Services
           Corporation, Compass Bank for Savings and Kevin G. Champagne**
10.2*      Form of Employment Agreement by and among Compass Bank for Savings,
           Seacoast Financial Services Corporation and certain Officers of
           Compass Bank for Savings**
10.3*      Form of Change in Control Agreements by and among Seacoast Financial
           Services Corporation, Compass Bank for Savings, Kevin G. Champagne
           and certain other Officers of Compass Bank for Savings**
10.4*      Form of Change in Control Agreement by and among Seacoast Financial
           Services Corporation, Compass Bank for Savings and certain Officers of Compass Bank for Savings**
10.5*      Form of Executive Salary Continuation Agreements made and entered into by and between Compass Bank for Savings and Kevin G. Champagne,
           Arthur W. Short, John D. Kelleher and Francis S. Mascianica and forms of amendments thereto**
10.6*      Trust Agreement, made as of December 18, 1992 by and between Compass
           Bank for Savings and Shawmut Bank, N.A.**
10.7*      Compass Bank for Savings January 1998 Incentive Compensation Plan***
10.8       Amended and Restated Affiliation and Merger Agreement dated as of
           March 23, 1998 by and among Seacoast Financial Services Corporation,
           Compass Bank for Savings, Sandwich Bancorp, Inc. and the Sandwich
           Co-operative Bank**
10.9       Stock Option Agreement dated as of March 23, 1998 by and between
           Sandwich Bancorp. Inc. and Seacoast Financial Services Corporation**
10.10      Form of Voting Agreements between Seacoast Financial Services
           Corporation and the Directors of Sandwich Bancorp, Inc.**
10.11      Form of Affiliates Agreements between Seacoast Financial Services
           Corporation and certain affiliates of Sandwich Bancorp, Inc.**
10.12*     Compass Bank for Savings Executive Deferred Compensation Plan**
10.13*     Rabbi Trust for Compass Bank for Savings Executive Deferred
           Compensation Plan**
10.14(a)*  Employment Agreements dated July 18, 1994 by and between Sandwich
           Co-operative Bank and Frederic D. Legate, Dana S. Briggs and George
           L. Larson***
10.14(b)*  1998 Amendment to Employment Agreements dated July 18, 1994 by and between Sandwich Co-operative Bank and Frederic D. Legate, Dana S.
           Briggs and George L. Larson***
10.15(a)*  Employment Agreement dated December 17, 1991 by and between Sandwich
           Cooperative Bank and David A. Parsons***
10.15(b)*  1998 Amendment to Employment Agreement dated December 17, 1991 by and between Sandwich Co-operative Bank and David A. Parsons***
10.16*     Sandwich Co-operative Bank 1983 Directors Deferred Income
           Agreement***
10.17*     Sandwich Co-operative Bank 1992 Directors Deferred Compensation
           Plan***
10.18*     Supplemental Executive Retirement Agreements dated May 5, 1995 by and between Sandwich Co-operative Bank and Frederic D. Legate, Dana S.
           Briggs, George L. Larson and David A. Parsons and amendments thereto***
10.19*     Employment Agreement by and among Seacoast Financial Services
           Corporation, Compass Bank for Savings and James E. Lambert***
11         A statement regarding earnings per share is included in Item 1, Note
           6, of this Report.
27         EDGAR Financial Data Schedule

----------------
*          Management compensatory plan or arrangement.
**         Incorporated by reference to the Company's Registration Statement on
           Form S-1 (333-52889), filed with the Securities and Exchange
           Commission under the Company's prior name, "The 1855 Bancorp", on May
           15, 1998.
***        Incorporated by reference to Amendment No. 1 to the Company's
           Registration Statement on Form S-1 (333-52889), filed with the
           Securities and Exchange Commission under the Company's prior name,
           "The 1855 Bancorp", on August 14, 1998.
****       Incorporated by reference to the Company's Registration Statement on
           Form 8-A filed with the Securities and Exchange Commission on
           November 18, 1998.

b.         Reports on Form 8-K:

           The Company filed Current Reports on Form 8-K and Amendment No. 1 thereto with the SEC on December 17, 1998 and February 9, 1999, respectively, in connection with the acquisition of Sandwich Bancorp, Inc. The Company filed a Current Report on Form 8-K with the SEC on February 9, 1999 in connection with its change in fiscal year from October 31 to December 31.

                                   SIGNATURES
                                   ----------

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


                                      Seacoast Financial Services Corporation
                                      ---------------------------------------
                                                   (Registrant)


Date: March 12, 1999                By  /s/ Kevin G. Champagne
                                        --------------------------------------
                                         Kevin G. Champagne
                                         President and Chief Executive Officer