Form 10-Q
period 1999-03-31
SEACOAST FINANCIAL SERVICES CORP
filed 1999-05-14
CIK 1061692

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------


                                    FORM 10-Q


(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTER ENDED MARCH 31, 1999

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.



                        COMMISSION FILE NUMBER: 000-25077

                     SEACOAST FINANCIAL SERVICES CORPORATION
                     ---------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Massachusetts                           04-1659040
      -----------------------            ---------------------------------
      (State of Incorporation)          (IRS Employer Identification No.)



791 Purchase Street, New Bedford, Massachusetts         02740
-----------------------------------------------       ----------
  (Address of Principal Executive Offices)            (Zip Code)



                                 (508) 984-6000
                         -------------------------------
                         (Registrant's Telephone Number)



                                       N/A
 -------------------------------------------------------------------------------
 Former Name, Former Address and Former Fiscal Year if Changed Since Last Report




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes  X    No
                                              ----     ------

At May 12, 1999, the Company had 26,758,134 shares of common stock outstanding.

                     SEACOAST FINANCIAL SERVICES CORPORATION
                                      INDEX



PART I - FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                        --------
Item 1.  Financial Statements (unaudited)

             Consolidated Balance Sheets at March 31, 1999                                 1
             and December 31, 1998

             Consolidated Statements of Income for the three months                        2
             ended March 31, 1999 and 1998

             Consolidated Statements of Changes in Stockholders' Equity                    3
             for the three months ended March 31, 1999 and 1998

             Consolidated Statements of Cash Flows for the three months ended              4
             March 31, 1999 and 1998

             Notes to Unaudited Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial                                11
         Condition and Results of Operations

             Liquidity and Capital Resources                                              13

             Impact of The Year 2000 Issue                                                13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                16

Item 2.  Changes in Securities and Use of Proceeds                                        16

Item 3.  Defaults upon Senior Securities                                                  16

Item 4.  Submission of Matters to a Vote of Security Holders                              16

Item 5.  Other Information                                                                16

Item 6.  Exhibits and Reports on Form 8-K                                                 17

SIGNATURES                                                                                19

EXHIBIT 10.7 - Compass Bank for Savings 1999 Incentive Compensation Plan

EXHIBIT 27 - Financial Data Schedule


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     March 31,        December 31,
                                                                                       1999              1998
                                                                                  -------------     --------------
ASSETS:
     Cash and due from banks ..................................................     $    52,125      $    54,006
     Federal funds sold .......................................................             106           47,413
                                                                                    -----------      -----------
       Total cash and cash equivalents ........................................          52,231          101,419
     Other short-term investments .............................................            --             31,119
     Investment securities--
       Available-for-sale, at fair value ......................................         277,053          294,527
       Held-to-maturity, at amortized cost ....................................          12,693           12,693
       Restricted equity securities ...........................................           9,355            9,035
     Loans held-for-sale ......................................................            --               --
     Loans, net (Note 4) ......................................................       1,495,762        1,388,140
     Accrued interest receivable ..............................................           9,573            8,523
     Banking premises and equipment, net (Note 3) .............................          20,797           19,743
     Other real estate owned ..................................................             939            1,391
     Net deferred tax asset ...................................................          11,342           10,715
     Other assets .............................................................          10,655           10,775
                                                                                    -----------      -----------
         Total assets .........................................................     $ 1,900,400      $ 1,888,080
                                                                                    -----------      -----------
                                                                                    -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposits (Note 5) ........................................................     $ 1,489,061      $ 1,497,215
     Short-term borrowings ....................................................          13,758           12,835
     Federal Home Loan Bank advances ..........................................          98,500           83,951
     Other borrowings .........................................................           1,972            1,987
     Mortgagors' escrow payments ..............................................           4,154            3,411
     Accrued expenses and other liabilities ...................................          16,432           17,169
                                                                                    -----------      -----------
         Total liabilities ....................................................       1,623,877        1,616,568
                                                                                    -----------      -----------
     COMMITMENTS AND CONTINGENCIES
     Stockholders' equity:
       Preferred stock, par value $.01 per share; authorized 10,000,000 shares;
         none issued ..........................................................            --               --
       Common stock, par value $.01 per share; authorized 100,000,000 shares;
         26,758,134 shares issued and outstanding .............................             268              268
       Additional paid-in capital .............................................         152,936          152,936
       Retained earnings ......................................................         132,880          127,263
       Accumulated other comprehensive income .................................           1,591            2,337
       Unearned ESOP compensation .............................................         (11,013)         (11,153)
       Shares held in employee trust ..........................................            (139)            (139)
                                                                                    -----------      -----------
         Total stockholders' equity ...........................................         276,523          271,512
                                                                                    -----------      -----------
         Total liabilities and stockholders' equity ...........................     $ 1,900,400      $ 1,888,080
                                                                                    -----------      -----------
                                                                                    -----------      -----------

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                  1999        1998
                                                               ---------    --------
INTEREST AND DIVIDEND INCOME:
   Interest on loans .......................................     $27,876     $25,044
   Interest and dividends on investments securities ........       4,537       4,859
   Interest on federal funds sold and short-term investments         313         453
                                                                 -------     -------
     Total interest and dividend income ....................      32,726      30,356
                                                                 -------     -------

INTEREST EXPENSE:
   Interest on deposits ....................................      13,413      13,494
   Interest on borrowed funds ..............................       1,439       1,903
                                                                 -------     -------
     Total interest expense ................................      14,852      15,397
                                                                 -------     -------
     Net interest income ...................................      17,874      14,959

PROVISION FOR LOAN LOSSES ..................................         225         240
                                                                 -------     -------
     Net interest income after provision
       for loan losses .....................................      17,649      14,719
                                                                 -------     -------

NONINTEREST INCOME:
   Deposit and other banking fees ..........................       1,188       1,239
   Loan servicing fees, net ................................         169         201
   Card fee income, net ....................................          90          98
   Other loan fees .........................................         123         191
   Gain on sales of investment securities, net .............          37          11
   Gain on sales of loans, net .............................          74         324
   Other income ............................................         181         220
                                                                 -------     -------
     Total noninterest income ..............................       1,862       2,284
                                                                 -------     -------

NONINTEREST EXPENSE:
   Salaries and employee benefits ..........................       5,299       5,231
   Occupancy and equipment expenses ........................       1,508       1,219
   Data processing expenses ................................       1,161         776
   Marketing expenses ......................................         527         491
   Professional services expenses ..........................         234         286
   Other operating expenses ................................       1,875       1,713

                                                                 -------     -------
     Total noninterest expense .............................      10,604       9,716
                                                                 -------     -------
     Income before provision for income taxes ..............       8,907       7,287

PROVISION FOR INCOME TAXES .................................       3,290       2,892
                                                                 -------     -------
     Net income ............................................     $ 5,617     $ 4,395
                                                                 -------     -------
                                                                 -------     -------

          Net income per share-diluted (Note 6) ............     $  0.22         N/A
                                                                 -------     -------
                                                                 -------     -------

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           Additional                             Accumulated Other
                                                                Common       Paid-In                  Retained      Comprehensive
                                                                Stock        Capital     Surplus      Earnings          Income
                                                              -----------  ----------- ------------  ----------- ------------------
Balance, December 31, 1997....................................   $  --        $    --        $140,642      $     --      $1,822
Net income....................................................      --             --           4,395            --          --
Other comprehensive income -- Change in unrealized gain
on securities available for sale, net of taxes................      --             --              --            --         624

     Comprehensive income.....................................
Transactions with stockholders of acquired entity.............      --             --           (649)            --          --
Change in intercorporate investment...........................      --             --         (4,254)            --       (788)
                                                               -------     ----------    ------------ -------------    --------
Balance, March 31, 1998.......................................   $  --       $     --       $ 140,134      $     --      $1,658
                                                               -------     ----------    ------------ -------------    --------
                                                               -------     ----------    ------------ -------------    --------

Balance, December 31, 1998.................................... $   268       $152,936      $       --      $127,263      $2,337
Net income....................................................      --             --              --         5,617          --
Other comprehensive income -- Change in unrealized gain
on securities available for sale, net of taxes................      --             --              --            --       (746)

     Comprehensive income.....................................
Amortization of unearned ESOP compensation....................      --             --              --            --          --
                                                               -------     ----------    ------------ -------------    --------
Balance, March 31, 1999....................................... $   268     $  152,936      $       -- $     132,880    $ 1,591
                                                               -------     ----------    ------------ -------------    --------
                                                               -------     ----------    ------------ -------------    --------

                                                                      ESOP         Shares Held
                                                                    Unearned       in Employee
                                                                  Compensation        Trust        Total
                                                               - ---------------  ------------- ------------
Balance, December 31, 1997....................................     $       --           $  --     $142,464
Net income....................................................             --              --        4,395
Other comprehensive income -- Change in unrealized gain
on securities available for sale, net of taxes................             --              --          624
                                                                                                ----------
     Comprehensive income.....................................                                       5,019
Transactions with stockholders of acquired entity.............             --              --        (649)
Change in intercorporate investment...........................             --              --      (5,042)
                                                                  -----------         -------   ----------
Balance, March 31, 1998.......................................     $       --           $  --     $141,792
                                                                  -----------         -------   ----------
                                                                  -----------         -------   ----------

Balance, December 31, 1998....................................    $  (11,153)         $ (139)     $271,512
Net income....................................................             --              --        5,617
Other comprehensive income -- Change in unrealized gain
on securities available for sale, net of taxes................             --              --        (746)
                                                                                                ----------
     Comprehensive income.....................................                                       4,871
Amortization of unearned ESOP compensation....................            140              --          140
                                                                  -----------         -------   ----------
Balance, March 31, 1999.......................................    $  (11,013)         $ (139)   $  276,523
                                                                  -----------         -------   ----------
                                                                  -----------         -------   ----------

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     1999           1998
                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...............................................     $   5,617      $   4,395
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities --
   Depreciation .............................................           613            637
   Amortization and accretion, net ..........................           382            274
   Provision for loan losses ................................           225            240
   Gain on sale of investment securities, net ...............           (37)           (11)
   Other real estate owned losses (income) ..................          (102)           (17)
   Provision for deferred (prepaid) taxes ...................           (92)           559
   Originations of loans held-for-sale ......................        (3,488)       (54,869)
   Proceeds from sales of loans originated for resale .......         3,562         41,596
   Gain on sales of loans, net ..............................           (74)          (324)
   Net (increase) decrease in accrued interest receivable ...        (1,050)           256
   Net (increase) decrease in other assets ..................          (428)         1,768
   Net increase (decrease) in accrued expenses
     and other liabilities ..................................          (965)           730
                                                                  ---------      ---------
         Net cash provided by (used in) operating activities          4,163         (4,766)
                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short-term investments, net ....................        31,119         (2,019)
   Purchase of securities classified as available-for-sale ..       (15,985)       (21,642)
   Purchase of securities classified as held-to-maturity ....          --             (430)
   Proceeds from sales, calls, paydowns and maturities of
     securities classified as available-for-sale ............        32,417         50,383
   Proceeds from paydowns, maturities and calls of securities
     classified as held-to-maturity .........................          --            2,150
   Purchase of loans ........................................          --           (1,586)
   Net increase in loans ....................................      (107,460)       (21,341)
   Recoveries of loans previously charged off ...............           129            176
   Proceeds from sales of other real estate owned ...........            38            673
   Purchase of premises and equipment .......................        (1,667)          (802)
                                                                  ---------      ---------
         Net cash provided by (used in) investing activities        (61,409)         5,562
                                                                  ---------      ---------


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   1999           1998
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in NOW, money market deposit and
     demand deposit accounts ............................     $  (7,489)     $  13,266
   Increase in passbook and other
     savings accounts ...................................         7,317          5,302
   Increase (decrease) in term certificates .............        (7,982)         7,977
   Advances from Federal Home Loan Bank .................        16,503         26,000
   Repayments of Federal Home Loan Bank advances ........        (1,954)       (18,821)
   Increase (decrease) in short-term and other borrowings           920         (1,687)
   Increase in mortgagors' escrow payments ..............           743            663
   Transactions with stockholders of acquired entity, net          --             (649)
   Payment of merger and stock offering costs ...........          --             (979)
                                                              ---------      ---------
         Net cash provided by financing activities ......         8,058         31,072
                                                              ---------      ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS .................................       (49,188)        31,868
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR ....................................       101,419         50,394
                                                              ---------      ---------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD ........................................     $  52,231      $  82,262
                                                              ---------      ---------
                                                              ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Interest paid on deposits and borrowed funds .......     $  14,843      $  15,438
     Income taxes paid ..................................         3,340          1,744
SUPPLEMENTAL DISCLOSURE OF NONCASH
   TRANSACTIONS:
     Transfers from loans to other real estate owned ....           104          1,172


   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Seacoast Financial Services Corporation (the "Company"), and its wholly-owned subsidiaries, Compass Bank for Savings ("Compass" or "the Bank") and Lighthouse Securities Corporation presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended October 31, 1998 included as part of its Form 10-K. A change in the Company's fiscal year end from October 31 to December 31 was voted by the Board of Directors on January 28, 1999.

     On November 20, 1998, the Company completed its conversion from a mutual bank holding company to a stock holding company with the issuance of 14,000,000 shares of common stock in an initial public offering. On December 4, 1998, the Company completed its acquisition of Sandwich Bancorp, Inc. (Sandwich) in a stock-for-stock exchange accounted for as a pooling of interests. The accompanying financial statements have been restated to combine the assets, liabilities, equity and results of operations of Sandwich as if the merger had occurred as of December 31, 1997 as required by the pooling of interests method of accounting.

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. Management is required to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ significantly from those estimates.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same significant accounting policies.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to stockholders. Net income is a component of comprehensive income with all other components referred to in the aggregate as other comprehensive income. At March 31, 1999, the Company's other comprehensive income consisted of unrealized gains on securities classified as available for sale, net of taxes. The Company has presented its components of comprehensive income as part of its statements of changes in stockholders' equity and, as required by SFAS No. 130, has restated the prior period financial statements for comparative purposes. Included in net income for the three months ended March 31, 1999 and 1998 are gains on the sale of investment securities, net of taxes, of $23,000 and $7,000, respectively, that had previously been classified with other comprehensive income.

     Effective November 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". In the opinion of management, the Company functions as a single reportable operating unit and, accordingly, the presentation of disaggregated information about segments of a business enterprise is not applicable.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

(2) CONVERSION AND MERGER

     The Company completed its mutual-to-stock conversion and the initial public offering of common stock on November 20, 1998, whereby a total of 14,000,000 shares were sold at a purchase price of $10 per share. An Employee Stock Ownership Plan (ESOP) set up by Compass acquired 8%, or 1,120,000, of the shares issued, which was funded by a loan from the Company. Net proceeds of the Conversion were $121,371,000 excluding the sale of ESOP shares, which were internally funded.

     On December 4, 1998, the Company completed its acquisition of Sandwich. Pursuant to the Amended and Restated Affiliation and Merger Agreement, each share of common stock of Sandwich (other than 90,000 shares held by the Company and the Bank and other than fractional shares) was converted into and became exchangeable for 6.385 shares of the Company's common stock. The exchange ratio was determined using a formula based on the Company's stock trading price between the date of the Conversion and the closing of the acquisition. A total of 12,758,134 shares were issued in connection with the acquisition.

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

Professional fees .................................   $2,692
Severance pay .....................................    2,555
Asset write-offs ..................................      143
Contractual obligations ...........................      406
Shareholder meeting (including printing costs) ....      283
Customer service (including checkbook replacements)      662
Other .............................................       72
                                                      ------
                                                      $6,813
                                                      ------
                                                      ------

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

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

(3) NEW CORPORATE HEADQUARTERS (CONTINUED)

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

(4) LOANS

     Compass's loan portfolio consisted of the following:

                                          March 31,   December 31,
                                            1999         1998
                                        ----------    -----------
Real estate loans:
   Residential (one-to-four family)     $  768,993     $  697,031
   Commercial .....................        204,907        201,636
   Home equity lines of credit ....         24,187         25,984
   Construction ...................         71,657         66,373
                                        ----------     ----------
     Total real estate loans ......      1,069,744        991,024
                                        ----------     ----------

Commercial loans ..................         66,272         58,829
                                        ----------     ----------

Consumer loans:
   Indirect auto loans ............        373,870        358,101
   Other ..........................         33,552         33,494
                                        ----------     ----------
   Total consumer loans ...........        407,422        391,595
   Less-Unearned discount .........         31,611         37,394
                                        ----------     ----------
     Total consumer loans, net ....        375,811        354,201
                                        ----------     ----------
     Total loans ..................      1,511,827      1,404,054
Less-Allowance for loan losses ....         16,065         15,914
                                        ----------     ----------
     Total loans, net .............     $1,495,762     $1,388,140
                                        ----------     ----------
                                        ----------     ----------

     Nonaccrual loans amounted to $5,841,000 and $5,782,000 at December 31, 1998 and March 31, 1999, respectively.

     Through December 1998, the majority of the Bank's indirect auto loans were written as discounted installment loans. The precomputed interest on such loans is accounted for as unearned discount and recognized in income on a level yield basis. Beginning in January 1999, all indirect auto loans are originated as simple interest loans. Accordingly, the balance of unearned discount will decline significantly over the next few years as the pre-1999 indirect auto loans are repaid.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


(5)  DEPOSITS

     A summary of deposit balances is as follows:

                                               March 31,    December 31,
                                                 1999          1998
                                             -----------     ----------
                                                    (In thousands)
Demand deposit accounts .................     $  104,503     $  116,104
NOW and money market deposit accounts ...        434,432        430,320
Passbook and other savings accounts .....        212,778        205,461
                                              ----------     ----------

     Total noncertificate accounts ......        751,713        751,885
                                              ----------     ----------

Term certificates-
   Term certificates of $100,000 and over        154,172        154,589
   Term certificates less than $100,000 .        583,176        590,741
                                              ----------     ----------

     Total term certificate accounts ....        737,348        745,330
                                              ----------     ----------
   Total deposits .......................     $1,489,061     $1,497,215
                                              ----------     ----------
                                              ----------     ----------


(6)  EARNINGS PER SHARE

     Earnings per share for the three months ended March 31, 1998 is not presented as the Company did not convert from a mutual to a stock form of ownership until November 1998.

     Earnings per share for the three months ended March 31, 1999 was computed based on the weighted average number of shares outstanding during the period, which amounted to 25,646,690 shares. Unallocated ESOP shares are not considered outstanding for purposes of the computation of earnings per share. There is only an insignificant difference in the number of shares used in computing basic and diluted earnings per share and, accordingly, such per share amounts do not differ.

(7)  STOCK INCENTIVE PLAN

     In March 1999, the Company's Board of Directors voted to adopt the 1999 Stock Incentive Plan (the Stock Incentive Plan) for officers, employees and directors of Compass and the Company. The Stock Incentive Plan will be presented to the stockholders for their approval at the annual meeting to be held on May 20, 1999. A vote of two-thirds of all outstanding shares of common stock is required to approve the Stock Incentive Plan. If approved, the Stock Incentive Plan will be administered by a committee consisting of those members of the Compensation Committee of the Company's Board of Directors who qualify as "outside directors".

     The maximum number of shares of common stock issuable as a result of awards under the Stock Incentive Plan shall be 1,960,000, which equals 14% of the number of shares issued in connection with the Company's conversion from mutual to stock form (subject to adjustment upon the occurrence of a stock dividend, stock split or similar change in capitalization affecting the Company's common stock). Of this number, up to 560,000 shares would be issuable in connection with "conditioned stock awards". A conditioned stock award is an award entitling the recipient to acquire,

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

(7)   STOCK INCENTIVE PLAN (CONTINUED)

at no cost or for a purchase price to be determined by the Compensation Committee, shares of common stock subject to restrictions and conditions determined at the date of grant. Conditions may be based on continuing employment and/or achievement of performance goals. The remaining 1,400,000 shares issuable in connection with the Stock Incentive Plan may be either incentive stock options (as defined in the Internal Revenue Code) or options that do not so qualify (non-qualified options).

     Incentive stock options shall have an exercise price that is not less than the fair market value at the date of grant and shall not be exercisable more than ten years after the date of grant. All incentive stock options and non-qualified options shall vest and become exercisable based on the determination of the Compensation Committee. Payment of the exercise price for option shares may be made 1) by cash or check, (2) with the consent of the Compensation Committee, by delivery of shares of common stock, (3) with the consent of the Compensation Committee, by reducing the number of option shares otherwise issuable upon exercise of the option or (4) by other means acceptable to the Compensation Committee, including any combination of the foregoing. At the discretion of the Compensation Committee, options may include a so-called "reload" feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered.

     The Stock Incentive Plan also provides for the issuance of unrestricted stock awards, performance share awards and stock appreciation rights (SARs). SARs may be granted, at the discretion of the Compensation Committee, in conjunction with the grant of a stock option, subsequent to and in conjunction with the grant on a non-qualified option or alone and are deemed to be exercised on the last day of their term, if not otherwise exercised by the holder, provided that the fair value of the common stock subject to the SAR exceeds the exercise price on such date. The amount paid upon exercise may be in additional stock or, in the discretion of the Compensation Committee, in cash.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

     Total assets increased by $12.3 million from $1,888.1 million at December 31, 1998 to $1,900.4 million at March 31, 1999. During the quarter ended March 31, 1999, Compass increased its loan portfolio by $107.8 million, or 7.7%, which was funded by liquid assets, principally federal funds sold and other short-term investments, remaining from the proceeds of the November 1998 stock offering and by additional Federal Home Loan Bank advances of $14.5 million.

     The increase in loans occurred primarily in the residential mortgage, indirect auto and commercial loan portfolios. From December 31, 1998 to March 31, 1999, residential mortgage loans increased by $72.0 million, or 10.3%, indirect auto loans (net of unearned discounts) increased by $21.6 million, or 6.7% and commercial loans increased by $7.4 million, or 12.7%. The growth during the quarter ended March 31, 1999 is generally attributable to the favorable interest rate environment and economic conditions which prevailed during this period and, more specifically, is due to the previously disclosed temporary change in practice by Compass to retain in portfolio all fixed rate residential mortgage loan originations. As a result, residential mortgage loan sales declined from $41.3 million in the quarter ended March 31, 1998 to $3.5 million in the quarter ended March 31, 1999. The growth in residential mortgage loans was also aided by a program begun in August 1998 to fund adjustable rate mortgages originated by loan correspondents. During the quarter ended March 31, 1999, $38.0 million of such loans were funded. The Company has continued to emphasize the origination of indirect auto loans through its network of automobile dealers causing the growth in this portfolio.

     Total deposits at March 31, 1999 were $1,489.1 million, a decrease of $8.1 million, compared to $1,497.2 million at December 31, 1998. This decrease was due to a reduction of approximately 1% in the balance of certificates of deposit. Core deposit account balances were unchanged during the quarter. The modest change in deposits during the quarter is generally attributable to normal seasonal fluctuations, particularly in the Martha's Vineyard market and is not believed to reflect any adverse regional or bank-specific trends which are expected to continue. Total borrowed funds were $114.2 million at March 31, 1999 compared to $98.8 million at December 31, 1998, an increase of $15.4 million, or 15.6%. During the quarter ended March 31, 1999, Compass increased its net borrowings from the Federal Home Loan Bank by $14.5 million in order to fund loan growth. New borrowings during the quarter have maturities ranging from 6 months to two years and a weighted average interest rate of 5.14%. Management believes that it will continue to expand its Federal Home Loan Bank borrowings during the remainder of 1999 to partially fund anticipated loan growth.

     The increase in stockholders' equity of $5.0 million to $276.5 million at March 31, 1999 resulted from the net income of $5.6 million for the quarter ended March 31, 1999 which was partially offset by a decline in the unrealized gain on securities available for sale.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

     Net income was $5.6 million, or $.22 per diluted share, for the quarter ended March 31, 1999 compared to net income of $4.4 million for the comparable period in 1998. The 1999 results, as compared to 1998, include an increase of $2.9 million, or 19.5%, in net interest income, a decrease of $422,000, or 18.5%, in non-interest income and an increase of $888,000, or 9.1%, in non-interest expense. The Company's effective tax rate declined to 36.9% in 1999 from 39.7% in the comparable 1998 period.

     INTEREST INCOME. Interest income for the quarter ended March 31, 1999 was $32.7 million, compared to $30.4 million for the quarter ended March 31, 1998, an increase of $2.3 million, or 7.6%. All of the increase in interest income resulted from growth in average interest-earning assets of $198.6 million, or 12.5%, as the overall yield on interest-earning assets declined by 32 basis points in the 1999 period. The principal areas of growth in average balances were related to real estate loans (up $111.1 million, or 12.4%) and indirect auto loans (up $108.9 million, or 49.0%). Most of the real estate loan growth resulted from increased originations and retention in portfolio of one-to-four family real estate loans. The increase in indirect auto loans resulted from an improved economic environment within Compass's local markets and the continued emphasis of this area of lending.

     The net proceeds of the November 1998 stock offering of $121.4 million had a positive impact on the Company's interest income and, in particular, its net interest income. Of the increase of $2.3 million in interest income, approximately $1.6 million is attributable to the earnings on the use of the net proceeds of the stock offering during the quarter ended March 31, 1999.

     INTEREST EXPENSE. Interest expense for the quarter ended March 31, 1999 was $14.9 million compared to $15.4 million for the quarter ended March 31, 1998, a decrease of $545,000 or 3.5%. This decrease resulted from a 36 basis points decline in the cost of all funds from 4.39% in 1998 to 4.03% in 1999, partially offset by a higher average balance of interest-bearing liabilities (up $71.5 million, or 5.1%). Average interest-bearing deposit balances increased $97.5 million, or 7.6%, during the quarter ended March 31, 1999 compared to the same period in 1998.

     Interest expense on borrowed funds decreased $464,000, or 24.4%, in the quarter ended March 31, 1999 due to a $26.0 million, or 20.7%, decrease in the average balance of such funds and a 28 basis point reduction in the average rate paid on borrowed funds to 5.78% in the 1999 period compared to 6.06% in the 1998 period.

     PROVISION FOR LOAN LOSSES. Compass provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is appropriate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly in order to maintain the adequacy of the allowance.

     Compass provided $225,000 for loan losses in the quarter ended March 31, 1999 compared to $240,000 in the quarter ended March 31, 1998. The provision was primarily attributable to the growth in the loan portfolio.

     NON-INTEREST INCOME. Total non-interest income was $1.9 million for the quarter ended March 31, 1999 compared to $2.3 million in the same period of 1998, a decrease of $422,000. Gains on the sale of loans declined by $250,000 during the quarter ended March 31, 1999 as compared to the comparable period in 1998 as a result of the temporary change in practice, initiated by the Bank in November 1998, whereby fixed rate residential mortgage loans with terms of 15 years or longer are not being sold in the secondary mortgage market. This change resulted from the Sandwich acquisition and the stock offering and their impact on the sensitivity of the balance sheet to changes in interest rates along with the relative attractiveness of the yield and expected duration of such mortgage loans. While the Company expects to return to selling longer-term fixed rate residential mortgage loans later in 1999, until it does so, the Company expects to experience a decline in its gains on the sale of loans.

     Other non-interest income decreased by $172,000 during the quarter ended March 31, 1999 compared to the comparable 1998 period. The principal items causing this decline were the waiver of the monthly deposit fee for customers of the former Sandwich Bank for February 1999 due to the conversion of accounts to Compass's computer system and the growing impact of the amortization of mortgage servicing rights which resulted from application of SFAS No. 125 by Compass in 1996 and which reduces loan servicing fee income.

     NON-INTEREST EXPENSE. Non-interest expense increased by $888,000, or 9.1%, from $9.7 million for the quarter ended March 31, 1998 to $10.6 million for the quarter ended March 31, 1999. Of this increase, $68,000 related to salaries and employee benefits, which rose 1.3% to $5.3 million for the quarter ended March 31, 1999. With overall salary levels increasing by approximately 4% in 1999, and given additional costs attributable to the ESOP established in November 1998, the increase in salaries and employee benefits has been partially offset by other factors in the 1999 period, principally a reduction in the bonus accrual and elimination of certain executive and director benefits at the former Sandwich Bank.

     Occupancy and equipment expenses increased $289,000, or 23.7%, to $1.5 million for the quarter ended March 31, 1999. This increase was due to an increase in maintenance costs and rent expense attributable to relocation of the Bank's Operations and Consumer Lending Departments, the opening of a new branch in Plymouth as well as an upgraded branch in Westport and weather-related maintenance costs.

     Marketing expenses increased $36,000, or 7.3%, to $527,000 for the quarter ended March 31, 1999. This increase was primarily attributable to the continuation of an image campaign begun in December 1998, and related production and advertising costs, to introduce Compass to each community on Cape Cod where Sandwich had a branch office.

     Data processing expenses increased $385,000, or 49.6%, to $1.2 million for the quarter ended March 31, 1999. This increase was due to a number of factors such as new services, including laser printing and Internet services, the installation of additional communication lines and related network changes, outsourcing of cash letter processing, Y2K compliance costs and volume-related core processing costs due to increases in loans and deposits.

     Other non-interest expenses increased $123,000, or 7.2%, for the quarter ended March 31, 1999. This increase is due primarily to certain nonrecurring costs associated with the merger with Sandwich as well as additional costs associated with being a publicly-owned company.

     INCOME TAXES. The effective tax rate for the quarter ended March 31, 1999 was 36.9% compared to 39.7% in the same period in 1998. This reduction in overall tax rate is due to greater utilization of non-bank subsidiaries that are taxed at lower rates for state tax purposes and an increase in federal low income housing tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Compass's liquidity, represented by cash and cash equivalents and debt securities, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, borrowings, principal and interest payments on outstanding loans, mortgage-backed securities and collateralized mortgage obligations, maturities of investment securities and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates. Compass invests excess funds, if any, in federal funds sold and other short-term investments which provide liquidity to meet lending requirements.

     Liquidity management is both a daily and long term function of business management. The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At March 31,1999, the Company maintained cash and due from banks, short-term investments and debt securities (other than mortgage related securities) maturing within one year of $93.3 million, or 4.9% of total assets.

     The Company's "Tier One" capital measured 21.3% of risk-weighted assets at March 31, 1999. Total capital, including the "Tier Two" allowance for loan losses, was 22.6% of risk-weighted assets. The leverage capital ratio was 14.4%. These ratios placed the Company in the "well-capitalized" category according to regulatory standards.

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

     Compass began addressing the Y2K issue in the Fall of 1996 when it formed a Y2K Project Team comprised of financial, operations, information systems, internal audit, compliance, lending, corporate services, loan servicing and retail personnel. A formal Y2K Action Plan was developed by the Y2K Project Team and approved by the Board of Directors in 1997. The Board of Directors receives quarterly Year 2000 status reports on all mission critical systems and related testing details. During 1998, Compass engaged an outside consultant to assist in providing limited Y2K assurance. Notwithstanding this engagement, Compass retains responsibility for Y2K issues, plans and compliance efforts.

     The Y2K Project Team has completed an assessment, identified mission critical systems, and created a formal tracking system identifying all third party vendors and their Y2K compliant version of all bank installed systems. Mission critical systems include hardware, software, program interfaces, operating systems as well as other mechanical or computer-generated requirements that are beyond Compass's main central processing system and network. Based upon the results of the assessment, Compass has established internal time frames to upgrade or replace its existing hardware and software systems. Compass has added to the Information Systems staff in the first quarter of 1999. The Bank will utilize internal and, if necessary, external resources to test the software and systems for Year 2000 modifications. Compass has completed approximately 95% of the planned upgrade to its 34 retail branches with new Y2K compliant hardware and branch teller platform software. Additionally, Compass has replaced other specific hardware and software that had been identified as non-compliant according to schedule and is 90% complete. Currently, approximately 90% of Compass's information technology infrastructure has been determined to be Year 2000 ready and is deployed for use.

     Compass's plan to resolve the Y2K issue was developed along the five phase project management process outlined in the Federal Financial Institutions Examination Council (FFIEC) Year 2000 statement of May 5, 1997 which consisted of (i) awareness; (ii) assessment; (iii) renovation; (iv) validation; and
(v) implementation. The awareness phase has been completed. The Y2K assessment was completed and monitoring of service bureau and vendor progress is ongoing. Renovation of third party systems that were identified as non-compliant have been substantially upgraded or replaced by the compliant version by March 31, 1999. All non critical software applications affected by the millennium have been identified. It is expected that these applications will be upgraded and Y2K compliant by June 30, 1999. The Y2K Project Team has developed and implemented test plans of all mission critical systems. Compass conducted a successful test of its key transaction processing system with its service bureau in the fourth quarter of 1998. In addition, Compass and its outside consultant have reviewed documentation of its service bureaus' test results during the first quarter of 1999 and found the results of the tests to be acceptable. Compass is in the process of developing its Y2K contingency plan incorporating certain elements of its bankwide Disaster Recovery Plan. Also, Compass is working with its service bureau to create a remote branch Mobile Recovery Unit, located in Framingham, Massachusetts or possibly develop a paper- based, batch entry system to be used in the event of a catastrophic telecommunications or power failure. The remote branch Mobile Recovery Unit or paper-based, batch entry system would be created at an off premise site that is capable of creating its own emergency power for extended periods of time. Key documents would then be delivered to the remote branch which is capable of transmitting data to Compass's service bureau. Both locations also have emergency power to continue processing customer account activity. The Compass contingency plan is scheduled to be completed by June 30, 1999 in accordance with the recently issued Interagency Regulatory Statement on Contingency Planning. Contingency plans will be initiated if a vendor misses its target date or is not considered Y2K compliant by June 30, 1999.

     The chief components of Compass's expense related to the Y2K issue are currently believed to be the replacement of personal computer equipment and the purchase or upgrade of third-party software. External maintenance and internal modification costs will be expensed as incurred. Costs of new hardware and software will be capitalized and depreciated in accordance with Compass policies. Management expects to expend in the range of $900,000 to $1.0 million on its Year 2000 readiness efforts. Through March 31, 1999, Compass had expended approximately $825,000. Costs of the Y2K project are based on current estimates and actual results could vary significantly from such estimates once detailed testing is completed. If the resolution plan is unsuccessful, it may have a material, adverse effect on Compass's future operating results and financial condition.

     Recognizing the importance of customer awareness, Compass has completed three mailings of Y2K information to all customers with statement accounts. Also, letters have been sent to major commercial loan customers and automobile dealerships informing them of the Year 2000 Issue and how it can impact businesses. An overall assessment of the Y2K readiness of Compass's commercial loan customers was completed in October 1998, with an overall assessment of low to medium risk. The Bank will continue to monitor its large commercial loan relationships through account officers contact programs. Also, new and renewed commercial credits greater than $100,000 include a Y2K analysis as part of the normal underwriting decision process.

     The Company acquired Sandwich on December 4, 1998. Data system conversions were completed in February 1999. Year 2000 team leaders have incorporated into their Y2K planning the integration of all of Sandwich's hardware and software systems into those of Compass. Compass foresees no material Y2K complications from the acquisition and plans to complete the Year 2000 project no later than June 30, 1999.

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

     As of March 31, 1999, the Company's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

                                               PERCENTAGE CHANGE IN ESTIMATED
                                                  NET INTEREST INCOME OVER:
                                          ----------------------------------------
                                            12 MONTHS                24 MONTHS
                                          ----------------------------------------
300 basis point increase in rates            (9.44%)                   (5.01%)
200 basis point decrease in rates            (0.88%)                   (5.63%)


     Based on the scenario above, net income would be adversely affected (within Compass's internal guidelines) in both the twelve and twenty-four month periods. For each one percentage point change in net interest income, the effect on net income would be $463,000, assuming a 40% tax rate.

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

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.        Exhibits

3.1       Articles of Organization of Seacoast Financial Services
          Corporation****
3.2       By-Laws of Seacoast Financial Services Corporation****
4 Specimen certificate for the common stock of Seacoast Financial Services Corporation***
10.1* Form of Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and Kevin G. Champagne**
10.2* Form of Employment Agreement by and among Compass Bank for Savings, Seacoast Financial Services Corporation and certain Officers of Compass Bank for Savings**
10.3* Form of Change in Control Agreements by and among Seacoast Financial Services Corporation, Compass Bank for Savings, Kevin G. Champagne and certain other Officers of Compass Bank for Savings**
10.4* Form of Change in Control Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and certain Officers of Compass Bank for Savings**
10.5* Form of Executive Salary Continuation Agreements made and entered into by and between Compass Bank for Savings and Kevin G. Champagne, Arthur
          W. Short, John D. Kelleher and Francis S. Mascianica and forms of amendments thereto**
10.6* Trust Agreement, made as of December 18, 1992 by and between Compass Bank for Savings and Shawmut Bank, N.A.**
10.7*     Compass Bank for Savings 1999 Incentive Compensation Plan
10.8 Amended and Restated Affiliation and Merger Agreement dated at of March 23, 1998 by and among Seacoast Financial Services Corporation, Compass Bank for Savings, Sandwich Bancorp, Inc. and the Sandwich Co-operative Bank**
10.9 Stock Option Agreement dated as of March 23, 1998 by and between Sandwich Bancorp, Inc. and Seacoast Financial Services Corporation**
10.10 Form of Voting Agreements between Seacoast Financial Services Corporation and the Directors of Sandwich Bancorp, Inc.**
10.11 Form of Affiliates Agreements between Seacoast Financial Services Corporation and certain affiliates of Sandwich Bancorp, Inc.**
10.12*    Compass Bank for Savings Executive Deferred Compensation Plan**
10.13* Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan**
10.14(a)* Employment Agreements dated July 18, 1994 by and between Sandwich
          Co-operative Bank and Frederic D. Legate, Dana S. Briggs and George L. Larson***
10.14(b)* 1998 Amendment of Employment Agreements dated July 18, 1994 by and between Sandwich Co-operative Bank and Frederic D. Legate, Dana S. Briggs and George L. Larson***
10.15(a)* Employment Agreement dated December 17, 1991 by and between Sandwich
          Cooperative Bank and David A. Parsons***
10.15(b)* 1998 Amendment to Employment Agreement dated December 17, 1991 by and between Sandwich Co-operative Bank and David A. Parsons***
10.16*    Sandwich Co-operative Bank 1983 Directors Deferred Income Agreement***
10.17*    Sandwich Co-operative Bank 1992 Directors Deferred Compensation
          Plan***
10.18* Supplemental Executive Retirement Agreements dated May 5, 1995 by and between Sandwich Co-operative Bank and Frederic D. Legate, Dana S. Briggs, George L. Larson and David A. Parsons and amendments thereto***
10.19* Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and James E. Lambert***
10.20*    Seacoast Financial Services Corporation 1999 Stock Incentive Plan*****
11 A statement regarding earnings per share is included in Item 1, Note 6, of this Report.
27        EDGAR Financial Data Schedule
----------------

*        Management compensatory plan or arrangement.
** Incorporated by reference to the Company's Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company's prior name, "The 1855 Bancorp", on May 15, 1998.
*** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company's prior name, "The 1855 Bancorp", on August 14, 1998.
**** Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 18, 1998.
***** Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 1999.

b.   Reports on Form 8-K:

     The Company filed Amendment No. 1 to a Current Report on Form 8-K with the SEC on February 9, 1999, in connection with the acquisition of Sandwich Bancorp, Inc. The Company also filed a Current Report on Form 8-K with the SEC on February 9, 1999 in connection with its change in fiscal year from October 31 to December 31.

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


                                       Seacoast Financial Services Corporation
                                       ---------------------------------------
                                                    (Registrant)


Date: May 14, 1999                   By /s/ Kevin G. Champagne
                                       ---------------------------------------
                                          Kevin G. Champagne
                                          President and Chief Executive Officer



Date: May 14, 1999                   By /s/ Francis S. Mascianica, Jr.
                                        ---------------------------------------
                                        Francis S. Mascianica, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer