Form 10-Q
period 1999-06-30
SEACOAST FINANCIAL SERVICES CORP
filed 1999-08-12
CIK 1061692

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTER ENDED JUNE 30, 1999

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.



                        COMMISSION FILE NUMBER: 000-25077

                     SEACOAST FINANCIAL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          MASSACHUSETTS                             04-1659040
     ------------------------              ---------------------------------
     (State of Incorporation)              (IRS Employer Identification No.)

791 PURCHASE STREET, NEW BEDFORD, MASSACHUSETTS                  02740
-----------------------------------------------                ----------
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

                                                       Yes    X         No _____

At August 11, 1999, the Company had 26,758,134 shares of common stock outstanding.

                     SEACOAST FINANCIAL SERVICES CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                           PAGE NO.
                                                                                         --------
Item 1.  Financial Statements (unaudited)

              Consolidated Balance Sheets at June 30, 1999                                1
              and December 31, 1998

              Consolidated Statements of Income for the three months and six months       2
              ended June 30, 1999 and 1998

              Consolidated Statements of Changes in Stockholders' Equity                  3
              for the six months ended June 30, 1999 and 1998

              Consolidated Statements of Cash Flows for the six months ended              4
              June 30, 1999 and 1998

              Notes to Unaudited Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial                               13
         Condition and Results of Operations

              Liquidity and Capital Resources                                            16

              Impact of The Year 2000 Issue                                              17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      18


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                               20

Item 2.  Changes in Securities and Use of Proceeds                                       20

Item 3.  Defaults upon Senior Securities                                                 20

Item 4.  Submission of Matters to a Vote of Security Holders                             20

Item 5.  Other Information                                                               20

Item 6.  Exhibits and Reports on Form 8-K                                                21

SIGNATURES                                                                               22

EXHIBIT 27 - Financial Data Schedule

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   June 30,     December 31,
                                                                                     1999          1998
                                                                                  -----------    -----------
ASSETS:
     Cash and due from banks ..................................................   $    61,289    $    54,006
     Federal funds sold .......................................................           101         47,413
                                                                                  -----------    -----------
       Total cash and cash equivalents ........................................        61,390        101,419
     Other short-term investments .............................................           173         31,119
     Investment securities--
       Available-for-sale, at fair value ......................................       261,164        294,527
       Held-to-maturity, at amortized cost ....................................        11,692         12,693
       Restricted equity securities ...........................................         9,355          9,035
     Loans held-for-sale ......................................................          --             --
     Loans, net (Note 4) ......................................................     1,605,645      1,388,140
     Accrued interest receivable ..............................................         9,437          8,523
     Banking premises and equipment, net (Note 3) .............................        22,328         19,743
     Other real estate owned ..................................................           934          1,391
     Net deferred tax asset ...................................................        12,563         10,715
     Other assets .............................................................        12,128         10,775
                                                                                  -----------    -----------
         Total assets .........................................................   $ 2,006,809    $ 1,888,080
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposits (Note 5) ........................................................   $ 1,513,816    $ 1,497,215
     Short -term borrowings ...................................................        38,446         12,835
     Federal Home Loan Bank advances ..........................................       154,018         83,951
     Other borrowings .........................................................         1,959          1,987
     Mortgagors' escrow payments ..............................................         3,551          3,411
     Accrued expenses and other liabilities ...................................        14,750         17,169
                                                                                  -----------    -----------
         Total liabilities ....................................................     1,726,540      1,616,568
                                                                                  -----------    -----------
     COMMITMENTS AND CONTINGENCIES
     Stockholders' equity:
       Preferred stock, par value $.01 per share; authorized 10,000,000 shares;
         none issued ..........................................................          --             --
       Common stock, par value $.01 per share; authorized 100,000,000 shares;
         26,758,134 shares issued and outstanding .............................           268            268
       Additional paid-in capital .............................................       152,939        152,936
       Retained earnings ......................................................       138,685        127,263
       Accumulated other comprehensive income (loss) ..........................          (611)         2,337
       Unearned ESOP compensation .............................................       (10,873)       (11,153)
       Shares held in employee trust ..........................................          (139)          (139)
                                                                                  -----------    -----------
         Total stockholders' equity ...........................................       280,269        271,512
                                                                                  -----------    -----------
         Total liabilities and stockholders' equity ...........................   $ 2,006,809    $ 1,888,080
                                                                                  ===========    ===========

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                  Three Months        Six Months
                                                                 Ended June 30,      Ended June 30,
                                                               -----------------   -----------------
                                                                1999      1998      1999      1998
                                                               -------   -------   -------   -------
INTEREST AND DIVIDEND INCOME:
   Interest on loans .......................................   $29,249   $25,599   $57,125   $50,643
   Interest and dividends on investment securities .........     4,285     4,605     8,822     9,464
   Interest on federal funds sold and short-term investments        46       647       359     1,100
                                                               -------   -------   -------   -------
     Total interest and dividend income ....................    33,580    30,851    66,306    61,207
                                                               -------   -------   -------   -------

INTEREST EXPENSE:
   Interest on deposits ....................................    13,245    13,854    26,658    27,348
   Interest on borrowed funds ..............................     2,237     1,808     3,676     3,712
                                                               -------   -------   -------   -------
     Total interest expense ................................    15,482    15,662    30,334    31,060
                                                               -------   -------   -------   -------
     Net interest income ...................................    18,098    15,189    35,972    30,147

PROVISION FOR LOAN LOSSES ..................................       350       465       575       705
                                                               -------   -------   -------   -------
     Net interest income after provision
       for loan losses .....................................    17,748    14,724    35,397    29,442
                                                               -------   -------   -------   -------

NONINTEREST INCOME:
   Deposit and other banking fees ..........................     1,262     1,290     2,450     2,529
   Loan servicing fees, net ................................       155       190       324       391
   Card fee income, net ....................................       198       136       288       234
   Other loan fees .........................................       110       117       233       308
   Gain on sales of investment securities, net .............       121      --         158        11
   Gain on sales of loans, net .............................         4       434        78       758
   Other income ............................................       277       261       458       482
                                                               -------   -------   -------   -------
     Total noninterest income ..............................     2,127     2,428     3,989     4,713
                                                               -------   -------   -------   -------

NONINTEREST EXPENSE:
   Salaries and employee benefits ..........................     5,521     5,415    10,820    10,645
   Occupancy and equipment expenses ........................     1,427     1,263     2,935     2,482
   Data processing expenses ................................     1,084       839     2,245     1,614
   Marketing expenses ......................................       590       602     1,117     1,093
   Professional services expenses ..........................       468       327       702       613
   Other operating expenses ................................     1,962     1,610     3,837     3,325
                                                               -------   -------   -------   -------
     Total noninterest expense .............................    11,052    10,056    21,656    19,772
                                                               -------   -------   -------   -------
     Income before provision for income taxes ..............     8,823     7,096    17,730    14,383

PROVISION FOR INCOME TAXES .................................     3,018     2,563     6,308     5,455
                                                               -------   -------   -------   -------
     Net income ............................................   $ 5,805   $ 4,533   $11,422   $ 8,928
                                                               =======   =======   =======   =======

           Net income per share-diluted (Note 6) ...........   $  0.23       N/A   $  0.45       N/A
                                                               =======   =======   =======   =======

See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Additional                          Accumulated Other
                                                             Common   Paid-In                 Retained     Comprehensive
                                                             Stock    Capital     Surplus     Earnings     Income (Loss)
                                                             ------   --------   ---------    ---------- -----------------
Balance, December 31, 1997 ...............................   $   --   $      --  $ 140,642     $      --   $   1,822
Net income ...............................................       --          --      8,928            --          --
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes ...........       --          --         --            --         552
     Comprehensive income ................................                                                        --
Transactions with stockholders of acquired entity ........       --          --        123            --          --
Change in intercorporate investment ......................       --          --     (4,254)           --        (803)
                                                             ------   ---------  ---------     ---------   ---------
Balance, June 30, 1998 ...................................   $   --   $      --  $ 145,439     $      --   $   1,571
                                                             ======   =========  =========     =========   =========

Balance, December 31, 1998 ...............................   $  268   $ 152,936  $       --    $ 127,263   $   2,337
Net income ...............................................       --          --          --       11,422          --
Other comprehensive income -- Change in unrealized gain
   (loss) on securities available for sale, net of taxes .       --          --          --           --      (2,948)
     Comprehensive income ................................                                                        --
Amortization of unearned ESOP compensation ...............       --           3          --           --          --
                                                             ------   ---------  ---------     ---------   ---------
Balance, June 30, 1999 ...................................   $  268   $ 152,939   $      --    $ 138,685   $    (611)
                                                             ======   =========   =========    =========   =========

                                                                   ESOP         Shares Held
                                                                 Unearned       in Employee
                                                               Compensation        Trust        Total
                                                             ----------------  -------------  ----------
Balance, December 31, 1997 ...............................     $      --         $    --      $ 142,464
Net income ...............................................            --              --          8,928
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes ...........            --              --            552

     Comprehensive income ................................
Transactions with stockholders of acquired entity ........            --              --            123
Change in intercorporate investment ......................            --              --         (5,057)
                                                               ---------         -------      ---------
Balance, June 30, 1998 ...................................     $      --         $    --      $ 147,010
                                                               =========         =======      =========
Balance, December 31, 1998 ...............................     $ (11,153)        $  (139)     $ 271,512

Net income ...............................................            --              --         11,422
Other comprehensive income -- Change in unrealized gain
   (loss) on securities available for sale, net of taxes .            --              --         (2,948)
                                                                                               ---------
     Comprehensive income ................................
Amortization of unearned ESOP compensation ...............           280              --            283
                                                               ---------         -------      ---------
Balance, June 30, 1999 ...................................     $ (10,873)        $  (139)     $ 280,269
                                                               =========         =======      =========

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   1999        1998
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...............................................   $  11,422    $   8,928
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities --
     Depreciation ...........................................       1,227        1,218
     Amortization and accretion, net ........................         848          570
     Provision for loan losses ..............................         575          705
     Gain on sale of investment securities, net .............        (158)         (11)
     Other real estate owned income .........................         (58)         (32)
     Provision for deferred taxes ...........................          12          488
     Origination of loans held-for-sale .....................      (4,652)     (99,600)
     Proceeds from sales of loans originated for resale .....       4,730       87,010
     Gain on sales of loans, net ............................         (78)        (758)
     Net increase in accrued interest receivable ............        (914)        (309)
     Net (increase) decrease in other assets ................      (1,792)         156
     Net decrease in accrued expenses
       and other liabilities ................................      (2,373)      (1,252)
                                                                ---------    ---------
       Net cash provided by (used in) operating activities ..       8,789       (2,887)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short-term investments, net ....................      30,946       (2,048)
   Purchase of securities classified as available-for-sale ..     (38,004)     (78,278)
   Purchase of securities classified as held-to-maturity ....          --       (2,320)
   Purchase of restricted equity securities .................        (320)        (130)
   Proceeds from sales, calls, paydowns and maturities of
     securities classified as available-for-sale ............      66,549       85,023
   Proceeds from paydowns, maturities and calls of securities
     classified as held-to-maturity .........................       1,000        5,150
   Purchase of loans ........................................      (5,486)      (3,911)
   Net increase in loans ....................................    (212,180)     (54,231)
   Recoveries of loans previously charged off ...............         300          283
   Proceeds from sales of other real estate owned ...........         158          781
   Purchase of premises and equipment .......................      (4,172)      (2,401)
                                                                ---------    ---------
       Net cash used in investing activities ................    (161,209)     (52,082)
                                                                ---------    ---------

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              1999         1998
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in NOW, money market deposit and
     demand deposit accounts ............................   $  12,324    $  48,365
   Increase in passbook and other
     savings accounts ...................................      10,867       12,618
   Increase (decrease) in term certificates .............      (6,590)      18,002
   Advances from Federal Home Loan Bank .................      75,000       28,700
   Repayments of Federal Home Loan Bank advances ........      (4,933)     (34,803)
   Increase in short-term and other borrowings ..........      25,583        1,515
   Increase (decrease) in mortgagors' escrow payments ...         140         (123)
   Transactions with stockholders of acquired entity, net        --            123
   Payment of merger and stock offering costs ...........        --         (2,449)
                                                            ---------    ---------
       Net cash provided by financing activities ........     112,391       71,948
                                                            ---------    ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS .................................     (40,029)      16,979
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR ....................................     101,419       50,395
                                                            ---------    ---------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD ........................................   $  61,390    $  67,374
                                                            =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Interest paid on deposits and borrowed funds .......   $  30,001    $  31,212
     Income taxes paid ..................................       9,228        5,595
SUPPLEMENTAL DISCLOSURE OF NONCASH
   TRANSACTIONS:
     Transfers from loans to other real estate owned ....         514        1,136
     Financed sales of other real estate owned ..........         871          959

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

(1)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Seacoast Financial Services Corporation (the "Company" or "Seacoast Financial"), and its wholly-owned subsidiaries, Compass Bank for Savings ("Compass" or "the Bank") and Lighthouse Securities Corporation presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended October 31, 1998 included as part of its Form 10-K. A change in the Company's fiscal year end from October 31 to December 31 was voted by the Board of Directors on January 28, 1999.

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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to stockholders. Net income is a component of comprehensive income with all other components referred to in the aggregate as other comprehensive income. At June 30, 1999, the Company's other comprehensive income consisted of unrealized gains (losses) on securities classified as available for sale, net of taxes. The Company has presented its components of comprehensive income as part of its statements of changes in stockholders' equity and, as required by SFAS No. 130, has restated the prior period financial statements for comparative purposes. Included in net income are gains on the sale of investment securities, net of taxes, of $73,000 and $95,000 and three and six months ended June 30, 1999, respectively, and $0 and $7,000, respectively, for the comparable 1998 periods that had previously been classified with other comprehensive income.

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

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

     The following presentation reflects selected financial information on a historical basis for Seacoast Financial and Sandwich and on a pro forma basis assuming the merger was in effect for the periods presented (in thousands):


                                                                                                           Seacoast
                                                                       Seacoast                           Financial
                                                                      Financial          Sandwich         (Restated)
                                                                     ------------       ----------       ------------
At June 30, 1998 and for the six months then ended:
   Net interest income.........................................      $     21,586       $    8,721       $     30,147
   Net income..................................................             6,586            2,342              8,928
   Total assets................................................         1,193,348          531,013          1,719,138
   Total deposits..............................................           997,398          444,750          1,442,148
   Stockholders' equity / Surplus..............................           107,677           44,556            147,010

For the three months ended June 30, 1998:
   Net interest income.........................................            10,889            4,300             15,189
   Net income..................................................             3,371            1,162              4,533

     The restated balances reflect certain adjustments for the elimination of Seacoast Financial's ownership of Sandwich common stock and the reclassification of $64.8 million of Sandwich investment securities from the held-to-maturity classification to securities available-for-sale.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

     Professional fees.....................................................$2,692
     Severance pay......................................................... 2,555
     Asset write-offs......................................................   143
     Contractual obligations...............................................   406
     Shareholder meeting (including printing costs)........................   283
     Customer service (including checkbook replacements)...................   662
     Other.................................................................    72
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

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

(4) LOANS

     Compass's loan portfolio consisted of the following:

                                       June 30,    December 31,
                                         1999        1998
                                      ----------   ----------
                                          (In thousands)
Real estate loans:
   Residential (one-to-four family)   $  832,547   $  697,031
   Commercial .....................      207,973      201,636
   Home equity lines of credit ....       24,999       25,984
   Construction ...................       75,923       66,373
                                      ----------   ----------
     Total real estate loans ......    1,141,442      991,024
                                      ----------   ----------

Commercial loans ..................       70,003       58,829
                                      ----------   ----------

Consumer loans:
   Indirect auto loans ............      399,442      358,101
   Other ..........................       37,607       33,494
                                      ----------   ----------
   Total consumer loans ...........      437,049      391,595
   Less-Unearned discount .........       26,703       37,394
                                      ----------   ----------
     Total consumer loans, net ....      410,346      354,201
                                      ----------   ----------
     Total loans ..................    1,621,791    1,404,054
Less-Allowance for loan losses ....       16,146       15,914
                                      ----------   ----------

     Total loans, net .............   $1,605,645   $1,388,140
                                      ==========   ==========

     Nonaccrual loans amounted to $5,841,000 and $6,016,000 at December 31, 1998 and June 30, 1999, respectively.

     Through December 1998, the majority of the Bank's indirect auto loans were written as discounted installment loans. The precomputed interest on such loans is accounted for as unearned discount and recognized in income on a level yield basis. Beginning in January 1999, all indirect auto loans are originated as simple interest loans. Accordingly, the balance of unearned discount declined significantly during the first six months of 1999 and will continue to do so over the next few years as the pre-1999 indirect auto loans are repaid.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

(5)  DEPOSITS

     A summary of deposit balances is as follows:

                                             June 30,    December 31,
                                               1999          1998
                                            ----------   ----------
                                                (In thousands)
Demand deposit accounts .................   $  111,599   $  116,104
NOW and money market deposit accounts ...      447,149      430,320
Passbook and other savings accounts .....      216,328      205,461
                                            ----------   ----------

     Total noncertificate accounts ......      775,076      751,885
                                            ----------   ----------

Term certificates-

   Term certificates of $100,000 and over      157,069      154,589
   Term certificates less than $100,000 .      581,671      590,741
                                            ----------   ----------

     Total term certificate accounts ....      738,740      745,330
                                            ----------   ----------

     Total deposits .....................   $1,513,816   $1,497,215
                                            ==========   ==========

(6)  EARNINGS PER SHARE

     Earnings per share for the three and six months ended June 30, 1998 is not presented as the Company did not convert from a mutual to a stock form of ownership until November 1998.

     Earnings per share for the three and six months ended June 30, 1999 are based on the weighted average number of shares outstanding during the periods, which amounted to 25,646,690 and 25,655,246 shares, respectively. Unallocated ESOP shares are not considered outstanding for purposes of the computation of earnings per share. There is only an insignificant difference in the number of shares used in computing basic and diluted earnings per share and, accordingly, such per share amounts do not differ.

(7)  STOCK INCENTIVE PLAN

     In March 1999, the Company's Board of Directors voted to adopt the 1999 Stock Incentive Plan (the Stock Incentive Plan) for officers, employees and directors of Compass and the Company. The Stock Incentive Plan, which was approved by stockholders at the adjourned annual meeting held on June 18, 1999, is administered by a committee consisting of those members of the Compensation Committee of the Company's Board of Directors who qualify as "outside directors".

     The maximum number of shares of common stock issuable as a result of awards under the Stock Incentive Plan shall be 1,960,000, which equals 14% of the number of shares issued in connection with the Company's conversion from mutual to stock form (subject to adjustment upon the occurrence of a stock dividend, stock split or similar change in capitalization affecting the Company's common stock). Of this number, up to 560,000 shares are issuable in connection with "conditioned stock awards". A conditioned stock award is an award entitling the recipient to acquire,

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

(7)  STOCK INCENTIVE PLAN (CONTINUED)

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

     The Stock Incentive Plan also provides for the issuance of unrestricted stock awards, performance share awards and stock appreciation rights (SARs). SARs may be granted, at the discretion of the Compensation Committee, simultaneously with and in conjunction with the grant of a stock option, subsequent to and in conjunction with the grant of a non-qualified option or alone and are deemed to be exercised on the last day of their term, if not otherwise exercised by the holder, provided that the fair value of the common stock subject to the SARs exceeds the exercise price on such date. The amount paid upon exercise may be in additional stock or, in the discretion of the Compensation Committee, in cash.

     In July 1999, the Compensation Committee approved the award of 560,000 shares of the Company's common stock to a group of officers and directors. Under the terms of the award, there is no cost to the recipient for the shares, which will vest annually over a five year period conditioned on continued employment with the Company. Shares that do not vest are forfeited and are returned to the Company. While the shares issued under this conditioned stock award are outstanding, recipients have both voting and dividend rights in such shares.

     The total compensation cost of the conditioned stock award was determined at the award date since both the number of shares and price to be paid (zero) were known. This cost, which amounts to $6,370,000, will be spread ratably over five years beginning in July 1999 and ending when all risks of forfeiture have passed. Forfeitures will be recognized as a reduction of compensation costs in the period in which they occur.

     In July 1999, the Compensation Committee also approved the grant of options to officers and directors to acquire 1,243,000 shares of common stock at $11.375 per share, the fair market value at the date of grant. Such options will become exercisable at a rate of 20% per year over the next five years.

     The Company will account for these options in accordance with Accounting Principles Board Opinion No. 25 and, accordingly, will recognize no compensation cost for options issued to employees and directors.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

(8)  STOCK REPURCHASE PROGRAM

     On July 22, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares in the open market to meet the anticipated needs of stock awards and stock options issued in connection with the Stock Incentive Plan. The Board of Directors delegated to the discretion of senior management the authority to determine the timing of the repurchase program's commencement, the timing of subsequent repurchases and the prices at which repurchases will be made.

(9)  QUARTERLY CASH DIVIDEND

     On July 22, 1999, the Board of Directors voted the payment of its initial quarterly cash dividend of $.05 per share. The dividend is payable on August 20, 1999 to stockholders of record on August 6, 1999.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

     Total assets increased by $118.7 million from $1,888.1 million at December 31, 1998 to $2,006.8 million at June 30, 1999. During the six months ended June 30, 1999, Compass increased its loan portfolio by $217.7 million, or15.5%, which was funded by liquid assets, principally federal funds sold and other short-term investments, remaining from the proceeds of the November 1998 stock offering, net deposit growth of $16.6 million and by additional Federal Home Loan Bank borrowings of $91.2 million.

     The increase in loans occurred primarily in the residential mortgage, indirect auto and commercial loan portfolios. From December 31, 1998 to June 30, 1999, residential mortgage loans increased by $135.5 million, or 19.4%, indirect auto loans (net of unearned discounts) increased by $52.0 million, or 16.2% and commercial loans increased by $11.2 million, or 19.0%. The growth during the six months ended June 30, 1999 is generally attributable to the favorable interest rate environment and economic conditions which prevailed during this period and, more specifically, is due to the previously disclosed temporary change in practice by Compass to retain in portfolio all fixed rate residential mortgage loan originations. As a result, residential mortgage loan sales declined from $86.3 million in the six months ended June 30, 1998 to $4.7 million in the comparable period ended June 30, 1999. The growth in residential mortgage loans was also aided by a program begun in August 1998 to fund adjustable rate mortgages originated by loan correspondents. During the six months ended June 30, 1999, $67.8 million of such loans were funded. Loan originations through this program are expected to be less than $8 million during the remainder of 1999. The Company has continued to emphasize the origination of indirect auto loans through its network of automobile dealers causing the growth in this portfolio.

     Total deposits at June 30, 1999 were $1,513.8 million, an increase of $16.6 million, compared to $1,497.2 million at December 31, 1998. This increase was partially offset by a reduction of approximately 1% in the balance of certificates of deposit. Core deposit account balances increased by 3.1% during the six months ended June 30, 1999. The modest change in deposits during this period is generally attributable to normal seasonal fluctuations, particularly in the Cape Cod and Martha's Vineyard markets. Total borrowed funds were $194.4 million at June 30, 1999 compared to $98.8 million at December 31, 1998, an increase of $95.6 million, or 96.8%. During the six months ended June 30, 1999, Compass increased its net borrowings from the Federal Home Loan Bank by $91.2 million in order to fund loan growth, which included $21.2 million of borrowings on Compass's line of credit of $38 million. Management believes that it will continue to expand its Federal Home Loan Bank borrowings during the remainder of 1999 to partially fund anticipated loan growth.

     The increase in stockholders' equity of $8.8 million to $280.3 million at June 30, 1999 resulted from the net income of $11.4 million for the six months ended June 30, 1999 which was partially offset by a decline in the fair value on securities available for sale, net of taxes, of $2.9 million.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998

     Net income was $5.8 million, or $.23 per diluted share, for the quarter ended June 30, 1999 compared to net income of $4.5 million for the comparable period in 1998. The 1999 results, as compared to 1998, include an increase of $2.9 million, or 19.2%, in net interest income, a decrease of $301,000, or 12.4%, in non-interest income and an increase of $996,000, or 9.9%, in non-interest expense. The Company's effective tax rate declined to 34.2% in 1999 from 36.1%
in the comparable 1998 period.

     INTEREST INCOME. Interest income for the quarter ended June 30, 1999 was $33.6 million, compared to $30.9 million for the quarter ended June 30, 1998, an increase of $2.7 million, or 8.7%. All of the increase in interest income resulted from growth in average interest-earning assets of $241.7 million, or 14.9%, as the overall yield on interest-earning assets declined by 41 basis points in the 1999 period. Yields continue to be impacted by aggressive price competition for both new and existing loan relationships. The principal areas of growth in average balances were related to real estate loans (up $176.9 million, or 19.1%) and indirect auto loans (up $113.0 million, or 46.2%). Most of the real estate loan growth resulted from increased originations and retention in portfolio of one-to-four family real estate loans. The increase in indirect auto loans resulted from an improved economic environment within Compass's local markets and the continued emphasis of this area of lending.

     The net proceeds of the November 1998 stock offering of $121.4 million had a positive impact on the Company's interest income and, in particular, its net interest income. Of the increase of $2.7 million in interest income, approximately $2.0 million is attributable to the earnings on the use of the net proceeds of the stock offering during the quarter ended June 30, 1999.

     INTEREST EXPENSE. Interest expense for the quarter ended June 30, 1999 was $15.5 million compared to $15.7 million for the quarter ended June 30, 1998, a decrease of $180,000 or 1.1%. This decrease resulted from a 37 basis points decline in the cost of all funds from 4.39% in 1998 to 4.02% in 1999, substantially offset by a higher average balance of interest-bearing liabilities (up $110.6 million, or 7.7%). Average interest-bearing deposit balances increased $74.3 million, or 5.7%, during the quarter ended June 30, 1999 compared to the same period in 1998.

     Interest expense on borrowed funds increased $429,000 in the quarter ended June 30, 1999 due to a $36.3 million, or 30.6%, increase in the average balance of such funds partially offset by a 32 basis point reduction in the average rate paid on borrowed funds to 5.78% in the 1999 period compared to 6.10% in the 1998 period.

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

     Compass provided $350,000 for loan losses in the quarter ended June 30, 1999 compared to $465,000 in the quarter ended June 30, 1998. The provision was primarily attributable to the growth in the loan portfolio.

     NON-INTEREST INCOME. Total non-interest income was $2.1 million for the quarter ended June 30, 1999 compared to $2.4 million in the same period of 1998, a decrease of $301,000. Gains on the sale of loans and investments declined by $309,000 during the quarter ended June 30, 1999 as compared to the comparable period in 1998 as a result of the temporary change in practice, initiated by the Bank in November 1998, whereby fixed rate residential mortgage loans with terms of 15 years or longer are not being sold in the secondary mortgage market. This change resulted from the Sandwich acquisition and the stock offering and their impact on the sensitivity of the balance sheet to changes in interest rates along with the relative attractiveness of the yield and expected duration of such mortgage loans. While the Company expects to return to selling longer-term fixed rate residential mortgage loans later in 1999, until it does so, the Company expects to experience a decline in its gains on the sale of loans.

     NON-INTEREST EXPENSE. Non-interest expense increased by $996,000, or 9.9%, from $10.1 million for the quarter ended June 30, 1998 to $11.1 million for the quarter ended June 30, 1999. Of this increase, $106,000 related to salaries and employee benefits, which rose 2.0% to $5.5 million for the quarter ended June 30, 1999. With overall salary levels increasing by approximately 4% in 1999, and given additional costs attributable to the ESOP established in November 1998, the increase in salaries and employee benefits has been partially offset by elimination of certain executive positions at the former Sandwich Bank.

     Occupancy and equipment expenses increased $164,000, or 13.0%, to $1.4 million for the quarter ended June 30, 1999. This increase was due to an increase in rent expense and depreciation attributable to relocation of the Bank's Operations and Consumer Lending Departments, the opening of a new branch in Plymouth as well as an upgraded branch in Westport.

     Data processing expenses increased $245,000, or 29.2%, to $1.1 million for the quarter ended June 30, 1999. This increase was due to a number of factors such as new services, including laser printing and Internet services, the installation of additional communication lines and related network changes, outsourcing of cash letter processing, Y2K compliance costs and volume-related core processing costs due to increases in loans and deposits.

     Other non-interest expenses increased $352,000, or 21.9%, for the quarter ended June 30, 1999. This increase is due primarily to certain nonrecurring costs associated with the merger with Sandwich as well as additional costs associated with being a publicly-owned company.

     INCOME TAXES. The effective tax rate for the quarter ended June 30, 1999 was 34.2% compared to 36.1% in the same period in 1998. This reduction in overall tax rate is due to greater utilization of non-bank subsidiaries that are taxed at lower rates for state tax purposes and an increase in federal low income housing tax credits.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Net income was $11.4 million, or $.45 per diluted share, for the six months ended June 30, 1999 compared to net income of $8.9 million for the comparable period in 1998. The 1999 results, as compared to 1998, include an increase of $5.8 million, or 19.3%, in net interest income, a decrease of $724,000, or 15.4%, in non-interest income and an increase of $1.9 million, or 9.5%, in non-interest expense. The Company's effective tax rate declined to 35.6% in 1999 from 37.9% in the comparable 1998 period.

     INTEREST INCOME. Interest income for the six months ended June 30, 1999 was $66.3 million, compared to $61.2 million for the six months ended June 30, 1998, an increase of $5.1 million, or 8.3%. All of the increase in interest income resulted from growth in average interest-earning assets of $220.2 million, or 13.7%, as the overall yield on interest-earning assets declined by 37 basis points in the 1999 period. Yields continue to be impacted by aggressive price competition for both new and existing loan relationships. The principal areas of growth in average balances were related to real estate loans (up $144.9 million, or 15.8%) and indirect auto loans (up $110.9 million, or 47.5%). Most of the real estate loan growth resulted from increased originations and retention in portfolio of one-to-four family real estate loans. The increase in indirect auto loans resulted from an improved economic environment within Compass's local markets and the continued emphasis of this area of lending.

     The net proceeds of the November 1998 stock offering of $121.4 million had a positive impact on the Company's interest income and, in particular, its net interest income. Of the increase of $5.1 million in interest income, approximately $3.6 million is attributable to the earnings on the use of the net proceeds of the stock offering during the six months ended June 30, 1999.

     INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 was $30.3 million compared to $31.1 million for the six months ended June 30, 1998, a decrease of $726,000 or 2.3%. This decrease resulted from a 36 basis points decline in the cost of all funds from 4.39% in 1998 to 4.03% in 1999, substantially offset by a higher average balance of interest-bearing liabilities (up $91.5 million, or 6.5%). Average interest-bearing deposit balances increased $85.9 million, or 6.6%, during the six months ended June 30, 1999 compared to the same period in 1998.

     Interest expense on borrowed funds decreased $36,000, or 1.0%, in the six months ended June 30, 1999 due to a $5.6 million, or 4.6%, increase in the average balance of such funds partially offset by a 33 basis points reduction in the average rate paid on borrowed funds to 5.80% in the 1999 period compared to 6.13% in the 1998 period.

     PROVISION FOR LOAN LOSSES. Compass provided $575,000 for loan losses in the six months ended June 30, 1999 compared to $705,000 in the six months ended June 30, 1998. The provision was primarily attributable to the growth in the loan portfolio.

     NON-INTEREST INCOME. Total non-interest income was $4.0 million for the six months ended June 30, 1999 compared to $4.7 million in the same period of 1998, a decrease of $724,000. Gains on the sale of loans and investments declined by $533,000 during the six months ended June 30, 1999 as compared to the comparable period in 1998 as a result of the previously noted temporary change in practice whereby fixed rate residential mortgage loans with terms of 15 years or longer are not being sold in the secondary mortgage market.

     Other non-interest income decreased by $191,000 during the six months ended June 30, 1999 compared to the comparable 1998 period. The principal items causing this decline were the waiver of the monthly deposit fee for customers of the former Sandwich Bank for February 1999 due to the conversion of accounts to Compass's computer system and the growing impact of the amortization of mortgage servicing rights which resulted from application of SFAS No. 125 by Compass in 1996 and which reduces loan servicing fee income.

     NON-INTEREST EXPENSE. Non-interest expense increased by $1.9 million, or 9.6%, from $19.8 million for the six months ended June 30, 1998 to $21.7 million for the six months ended June 30, 1999. Of this increase, $175,000 related to salaries and employee benefits, which rose 1.6% to $10.8 million for the six months ended June 30, 1999. With overall salary levels increasing by approximately 4% in 1999, and given additional costs attributable to the ESOP established in November 1998, the increase in salaries and employee benefits has been partially offset by elimination of certain executive positions at the former Sandwich Bank.

     Occupancy and equipment expenses increased $453,000, or 18.3%, to $2.9 million for the six months ended June 30, 1999. This increase was due to an increase in maintenance costs and rent expense attributable to relocation of the Bank's Operations and Consumer Lending Departments, the opening of a new branch in Plymouth as well as an upgraded branch in Westport and weather-related maintenance costs.

     Data processing expenses increased $631,000, or 39.1%, to $2.2 million for the six months ended June 30, 1999. This increase was due to a number of factors such as new services, including laser printing and Internet services, the installation of additional communication lines and related network changes, outsourcing of cash letter processing, Y2K compliance costs and volume-related core processing costs due to increases in loans and deposits.

     Other non-interest expenses increased $512,000, or 15.4%, for the six months ended June 30, 1999. This increase is due primarily to certain nonrecurring costs associated with the merger with Sandwich as well as additional costs associated with being a publicly-owned company.

     INCOME TAXES. The effective tax rate for the six months ended June 30, 1999 was 35.6% compared to 37.9% in the same period in 1998. This reduction in overall tax rate is due to greater utilization of non-bank subsidiaries that are taxed at lower rates for state tax purposes and an increase in federal low income housing tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Compass's liquidity, represented by cash and cash equivalents and debt securities, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, borrowings, principal and interest payments on outstanding loans, mortgage-backed securities and collateralized mortgage obligations, maturities of investment securities and funds provided from operations, which in recent years had included the proceeds on the sale of fixed rate residential mortgage loans. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates. Compass invests excess funds, if any, in federal funds sold and other short-term investments which provide liquidity to meet lending requirements.

     Compass is a voluntary member of the Federal Home Loan Bank of Boston (FHLB of Boston) and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to other parties. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities (both issued or guaranteed) and funds on deposit at the FHLB of Boston. At June 30, 1999, Compass had approximately $544.2 million in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock.

     At June 30, 1999, Compass had outstanding commitments to originate loans totaling $54.9 million. Compass also had outstanding commitments under existing lines of credit of $71.6 million as well as unadvanced commitments under construction loans totaling $32.1 million. In addition, the Bank has certain commitments outstanding in connection with the construction of its corporate headquarters building, currently in progress, totaling $17.3 million. The Company believes that it has adequate sources of liquidity to fund these commitments.

     Liquidity management is both a daily and long term function of business management. The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At June 30,1999, the Company maintained cash and due from banks, short-term investments and debt securities (other than mortgage related securities) maturing within one year of $120.2 million, or 6.0% of total assets.

     The Company's "Tier 1" capital measured 20.56% of risk-weighted assets at June 30, 1999. Total capital, including the "Tier 2" allowance for loan losses, was 21.80% of risk-weighted assets. The leverage capital ratio was 14.15%. These ratios placed the Company in the "well-capitalized" category according to regulatory standards.

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

     Since Compass's information systems functions are either outsourced to service bureaus or processed in-house using programs developed by third-party vendors, the direct effort to correct Y2K issues is being undertaken largely by third parties and is therefore not totally within Compass's direct control. Compass is bringing its mission critical operating systems into compliance with Y2K requirements through the installation of updated or replacement programs developed by third parties.

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

     The Y2K Project Team has completed an assessment, identified mission critical systems, and created a formal tracking system identifying all third party vendors and their Y2K compliant version of all bank installed systems. Mission critical systems include hardware, software, program interfaces, operating systems as well as other mechanical or computer-generated requirements that are beyond Compass's main central processing system and network. Based upon the results of the assessment, Compass established internal time frames to upgrade or replace its existing hardware and software systems and added to the Information Systems staff in the first quarter of 1999. During the second quarter, Compass completed the planned upgrade to its 34 retail branches with new Y2K compliant hardware and branch teller platform software. Additionally, Compass replaced other specific hardware and software that had been identified as non-compliant according to schedule. Accordingly, Compass's information technology infrastructure has been determined to be Year 2000 ready and is deployed for use.

     Compass's plan to resolve the Y2K issue was developed along the five phase project management process outlined in the Federal Financial Institutions Examination Council (FFIEC) Year 2000 statement of May 5, 1997 which consisted of (i) awareness; (ii) assessment; (iii) renovation; (iv) validation; and (v) implementation. The awareness phase has been completed. The Y2K assessment was completed and monitoring of service bureau and vendor progress is ongoing. Renovation of third party systems that were identified as non-compliant have been substantially upgraded or replaced by the compliant version by June 30, 1999. All non critical software applications affected by the millennium have been identified. It is expected that these applications will be upgraded and Y2K compliant by October 31, 1999. The Y2K Project Team has developed and implemented test plans of all mission critical systems. Compass conducted a successful test of its key transaction processing system with its service bureau in the fourth quarter of 1998. In addition, Compass and its outside consultant have reviewed documentation of its service bureaus' test results during the first quarter of 1999 and found the results of the tests to be acceptable. Compass has developed its Y2K contingency plan incorporating certain elements of its bankwide Disaster Recovery Plan. Also, Compass is working with its service bureau to create a remote branch Mobile Recovery Unit, located in Framingham, Massachusetts to be used in the event of a catastrophic telecommunications or power failure. The remote branch Mobile Recovery Unit would be created at an off premises site that is capable of creating its own emergency power for extended periods of time. Key documents would then be delivered to the remote branch which is capable of transmitting data to Compass's service bureau. Both locations also have emergency power to continue processing customer account activity. The Compass contingency plan was completed by June 30, 1999 in accordance with the Interagency Regulatory Statement on Contingency Planning. Validation of contingency plans and re-testing of certain applications will continue throughout 1999, if necessary, to provide maximum assurance that all hardware and software will be Y2K compliant. Compass's efforts are focused on its ability to provide continued service to customers and to process data in the event of temporary problems beyond the Bank's control.

     The chief components of Compass's expense related to the Y2K issue are currently believed to be the replacement of personal computer equipment and the purchase or upgrade of third-party software. External maintenance and internal modification costs will be expensed as incurred. Costs of new hardware and software will be capitalized and depreciated in accordance with Compass policies. Management expects to expend in the range of $950,000 to $1.0 million on its Year 2000 readiness efforts. Through June 30, 1999, Compass had expended approximately $923,000. Costs of the Y2K project are based on current estimates and actual results could vary from such estimates. If the resolution plan is unsuccessful, it may have a material, adverse effect on Compass's future operating results and financial condition.

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

     As of June 30, 1999, the Company's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

                                         PERCENTAGE CHANGE IN ESTIMATED
                                           NET INTEREST INCOME OVER:
                                     ------------------------------------
                                         12 MONTHS           24 MONTHS
                                     ------------------------------------
300 basis point increase in rates       (11.69%)             (8.32%)
200 basis point decrease in rates         0.30%              (3.38%)

     Based on the scenario above, net income would be adversely affected (within Compass's internal guidelines) in both the twelve and twenty-four month periods in the 300 basis point increase scenario, while in the 200 basis point decrease scenario, net interest income is virtually unaffected in the 12 month horizon and is adversely affected in the 24 month horizon. For each one percentage point change in net interest income, the effect on net income would be $505,000, assuming a 37% tax rate.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company and Compass are not involved in any pending legal proceedings other than in the ordinary course of business. Management believes that the resolution of these matters will not materially affect the business or consolidated financial condition of the Company and Compass.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on May 20, 1999 at which time the five nominees for director, as set forth in the proxy materials for the meeting, were elected with the following votes cast.

                                                    FOR                   WITHHELD
                                                 ----------               -------
              Manuel G. Camacho                  22,886,471               360,756
              Kevin G. Champagne                 22,908,700               338,527
              Mary F. Hebditch                   22,911,158               336,069
              Carl Ribeiro                       22,912,800               334,427
              Gerald H. Silvia                   22,880,408               366,819

         At the adjournment of the annual meeting held on June 18, 1999, the stockholders approved the Company's 1999 Stock Incentive Plan with the following votes cast:

              For                           17,863,407
              Against                        2,406,213
              Abstentions                      358,511
              Broker non-votes               3,862,747

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

  3.1          Articles of Organization of Seacoast Financial Services Corporation****
  3.2          By-Laws of Seacoast Financial Services Corporation****
  4            Specimen certificate for the common stock of Seacoast Financial Services Corporation***
10.1*          Form of Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings
               and Kevin G. Champagne**
10.2*          Form of Employment Agreement by and among Compass Bank for Savings, Seacoast Financial Services Corporation
               and certain Officers of Compass Bank for Savings**
10.3*          Form of Change in Control Agreements by and among Seacoast Financial Services Corporation, Compass Bank for
               Savings, Kevin G. Champagne and certain other Officers of Compass Bank for Savings**
10.4*          Form of Change in Control Agreement by and among Seacoast Financial Services Corporation, Compass Bank for
               Savings and certain Officers of Compass Bank for Savings**
10.5*          Form of Executive Salary Continuation Agreements made and entered into by and between Compass Bank for Savings and Kevin G. Champagne, Arthur W. Short, John D. Kelleher and Francis S. Mascianica and forms of amendments thereto**
10.6*          Trust Agreement, made as of December 18, 1992 by and between Compass Bank for Savings and Shawmut
               Bank, N.A.**
10.7*          Compass Bank for Savings 1999 Incentive Compensation Plan******
10.8           Amended and Restated Affiliation and Merger Agreement dated at of March 23, 1998 by and among Seacoast
               Financial Services Corporation, Compass Bank for Savings, Sandwich Bancorp, Inc. and the Sandwich Co-operative
               Bank**
10.9           Stock Option Agreement dated as of March 23, 1998 by and between Sandwich Bancorp, Inc. and Seacoast Financial
               Services Corporation**
10.10          Form of Voting Agreements between Seacoast Financial Services Corporation and the Directors of Sandwich Bancorp,
               Inc.**
10.11          Form of Affiliates Agreements between Seacoast Financial Services Corporation and certain affiliates of Sandwich
               Bancorp, Inc.**
10.12*         Compass Bank for Savings Executive Deferred Compensation Plan**
10.13*         Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan**
10.14(a)*      Employment Agreements dated July 18, 1994 by and between Sandwich Co-operative Bank and Frederic D. Legate,
               Dana S. Briggs and George L. Larson***
10.14(b)*      1998 Amendment of Employment Agreements dated July 18, 1994 by and between Sandwich Co-operative Bank and
               Frederic D. Legate, Dana S. Briggs and George L. Larson***
10.15(a)*      Employment Agreement dated December 17, 1991 by and between Sandwich Cooperative Bank and David A.
               Parsons***
10.15(b)*      1998 Amendment to Employment Agreement dated December 17, 1991 by and between Sandwich Co-operative Bank and David A. Parsons***
10.16*         Sandwich Co-operative Bank 1983 Directors Deferred Income Agreement***
10.17*         Sandwich Co-operative Bank 1992 Directors Deferred Compensation Plan***
10.18*         Supplemental Executive Retirement Agreements dated May 5, 1995 by and between Sandwich Co-operative Bank and Frederic D. Legate, Dana S. Briggs, George L. Larson and David A. Parsons and amendments thereto***
10.19*         Seacoast Financial Services Corporation 1999 Stock Incentive Plan*****
11             A statement regarding earnings per share is included in Item 1, Note 6, of this Report.
27             EDGAR Financial Data Schedule

----------------
*         Management compensatory plan or arrangement.
** Incorporated by reference to the Company's Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company's prior name, "The 1855 Bancorp", on May 15, 1998.
*** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company's prior name, "The 1855 Bancorp", on August 14, 1998.
**** Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 18, 1998.
***** Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 1999.
****** Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 1999.

b.       Reports on Form 8-K:

               None filed during the quarter.

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

                                        SEACOAST FINANCIAL SERVICES CORPORATION
                                        ---------------------------------------
                                                   (Registrant)

Date: August 12, 1999                   By /s/ KEVIN G. CHAMPAGNE
                                           -------------------------------------
                                           Kevin G. Champagne
                                           President and Chief Executive Officer

Date: August 12, 1999                   By /s/ FRANCIS S. MASCIANICA, JR.
                                           -------------------------------------
                                           Francis S. Mascianica, Jr.
                                           Treasurer