Form 10-Q
period 1999-09-30
SEACOAST FINANCIAL SERVICES CORP
filed 1999-11-15
CIK 1061692

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.



                        COMMISSION FILE NUMBER: 000-25077

                     SEACOAST FINANCIAL SERVICES CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


            Massachusetts                                  04-1659040
      -------------------------               ----------------------------------
      (State of Incorporation)                 (IRS Employer Identification No.)


791 Purchase Street, New Bedford, Massachusetts              02740
-----------------------------------------------           -----------
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

                                                  Yes    X         No
                                                       ----           ----

At November 12, 1999, the Company had 26,432,134 shares of common stock outstanding.

                     SEACOAST FINANCIAL SERVICES CORPORATION
                                      INDEX



PART I - FINANCIAL INFORMATION                                                                  PAGE NO.
                                                                                                --------
Item 1.  Financial Statements (unaudited)

             Consolidated Balance Sheets at September 30, 1999                                         1
             and December 31, 1998

             Consolidated Statements of Income for the three months and nine months                    2
             ended September 30, 1999 and 1998

             Consolidated Statements of Changes in Stockholders' Equity                                3
             for the nine months ended September 30, 1999 and 1998

             Consolidated Statements of Cash Flows for the nine months ended                           4
             September 30, 1999 and 1998

             Notes to Unaudited Consolidated Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial                                            13
         Condition and Results of Operations

             Liquidity and Capital Resources                                                          17

             Impact of The Year 2000 Issue                                                            17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                   19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            20

Item 2.  Changes in Securities and Use of Proceeds                                                    20

Item 3.  Defaults upon Senior Securities                                                              20

Item 4.  Submission of Matters to a Vote of Security Holders                                          20

Item 5.  Other Information                                                                            20

Item 6.  Exhibits and Reports on Form 8-K                                                             21

SIGNATURES                                                                                            22

EXHIBIT 27 - Financial Data Schedule







            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             September 30,      December 31,
                                                                                                  1999               1998
                                                                                           ---------------    --------------
ASSETS:
     Cash and due from banks............................................................   $     60,216        $    54,006
     Federal funds sold.................................................................            106             47,413
                                                                                           ------------       ------------
       Total cash and cash equivalents..................................................         60,322            101,419
     Other short-term investments.......................................................            177             31,119
     Investment securities--
       Available-for-sale, at fair value................................................        237,787            294,500
       Held-to-maturity, at amortized cost..............................................         11,406             12,693
       Restricted equity securities.....................................................         10,725              9,062
     Loans held-for-sale................................................................             --                 --
     Loans, net (Note 4)................................................................      1,671,180          1,388,140
     Accrued interest receivable........................................................          9,361              8,523
     Banking premises and equipment, net (Note 3).......................................         23,873             19,743
     Other real estate owned............................................................            662              1,391
     Net deferred tax asset.............................................................         12,474             10,715
     Other assets.......................................................................         10,160             10,775
                                                                                           ------------       ------------
         Total assets...................................................................    $ 2,048,127        $ 1,888,080
                                                                                           ------------       ------------
                                                                                           ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposits (Note 5)..................................................................    $ 1,530,548        $ 1,497,215
     Short -term borrowings.............................................................         30,277             12,835
     Federal Home Loan Bank advances....................................................        186,483             83,951
     Other borrowings...................................................................          1,947              1,987
     Mortgagors' escrow payments........................................................          4,304              3,411
     Accrued expenses and other liabilities.............................................         16,097             17,169
                                                                                           ------------       ------------
         Total liabilities..............................................................      1,769,656          1,616,568

     COMMITMENTS AND CONTINGENCIES                                                         ------------       ------------
     Stockholders' equity (Notes 7, 8, 9 and 11):
       Preferred stock, par value $.01 per share; authorized 10,000,000 shares;
         none issued....................................................................             --                 --
       Common stock, par value $.01 per share; authorized 100,000,000 shares;
         26,758,134 shares issued.......................................................            268                268
       Additional paid-in capital.......................................................        152,699            152,936
       Treasury stock, at cost, 70,000 shares...........................................           (740)                --
       Retained earnings................................................................        144,368            127,263
       Accumulated other comprehensive income (loss)....................................         (1,200)             2,337
       Unearned compensation - ESOP and restricted stock................................        (16,785)           (11,153)
       Shares held in employee trust....................................................           (139)              (139)
                                                                                           ------------       ------------
         Total stockholders' equity.....................................................        278,471            271,512
                                                                                           ------------       ------------
         Total liabilities and stockholders' equity.....................................    $ 2,048,127        $ 1,888,080
                                                                                           ------------       ------------
                                                                                           ------------       ------------

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Three Months             Nine Months
                                                                             Ended September 30,      Ended September 30,
                                                                            ----------------------   ----------------------
                                                                              1999        1998          1999         1998
                                                                            ---------   ---------     --------     --------
INTEREST AND DIVIDEND INCOME:
   Interest on loans....................................................... $  30,913   $  26,023     $ 88,038     $ 76,666
   Interest and dividends on investment securities.........................     4,219       4,794       13,041       14,258
   Interest on federal funds sold and short-term investments...............        10         528          369        1,629
                                                                            ---------   ---------     --------     --------
     Total interest and dividend income....................................    35,142      31,345      101,448       92,553
                                                                            ---------   ---------     --------     --------

INTEREST EXPENSE:
   Interest on deposits....................................................    13,277      14,357       39,935       41,705
   Interest on borrowed funds..............................................     2,815       1,660        6,491        5,371
                                                                            ---------   ---------     --------     --------
     Total interest expense................................................    16,092      16,017       46,426       47,076
                                                                            ---------   ---------     --------     --------
     Net interest income...................................................    19,050      15,328       55,022       45,477

PROVISION FOR LOAN LOSSES..................................................       650         263        1,225          968
                                                                            ---------   ---------     --------     --------
     Net interest income after provision
       for loan losses.....................................................    18,400      15,065       53,797       44,509
                                                                            ---------   ---------     --------     --------

NONINTEREST INCOME:
   Deposit and other banking fees..........................................     1,427       1,416        3,877        3,944
   Loan servicing fees, net................................................       117         177          441          568
   Card fee income, net....................................................       264         214          552          448
   Other loan fees.........................................................       143          88          376          396
   Gain on sales of investment securities, net.............................         7           6          165           17
   Gain on sales of loans, net.............................................        12         611           90        1,369
   Gain on pension plan termination (Note 10)..............................     1,472          --        1,472           --
   Other income............................................................       278         253          736          736
                                                                            ---------   ---------     --------     --------
     Total noninterest income..............................................     3,720       2,765        7,709        7,478
                                                                            ---------   ---------     --------     --------

NONINTEREST EXPENSE:
   Salaries and employee benefits..........................................     5,790       5,230       16,610       15,875
   Occupancy and equipment.................................................     1,428       1,332        4,363        3,814
   Data processing.........................................................     1,094         883        3,339        2,497
   Marketing...............................................................       656         512        1,773        1,605
   Professional services...................................................       558         328        1,260          941
   Other operating expenses................................................     1,769       1,511        5,606        4,837
                                                                            ---------   ---------     --------     --------
     Total noninterest expense.............................................    11,295       9,796       32,951       29,569
                                                                            ---------   ---------     --------     --------
     Income before provision for income taxes..............................    10,825       8,034       28,555       22,418

PROVISION FOR INCOME TAXES.................................................     3,880       2,966       10,188        8,422
                                                                            ---------   ---------     --------     --------
     Net income............................................................ $   6,945   $   5,068     $ 18,367     $ 13,996
                                                                            ---------   ---------     --------     --------
                                                                            ---------   ---------     --------     --------

     Net income per share-diluted (Note 6)................................. $    0.27         N/A     $   0.72          N/A
                                                                            ---------   ---------     --------     --------
                                                                            ---------   ---------     --------     --------

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                           Additional
                                                                  Common    Paid-In               Retained   Treasury
                                                                  Stock     Capital    Surplus    Earnings     Stock
                                                                ---------- ---------- ---------- ---------- -----------
Balance, December 31, 1997.....................................   $   --  $       --  $ 140,642  $      --    $    --
Net income.....................................................       --          --     13,996         --         --
Other comprehensive income -- Change in unrealized gain on
     securities available for sale, net of taxes...............       --          --         --         --         --

         Comprehensive income..................................
Transactions with stockholders of acquired entity..............       --          --        369          --        --
Change in intercorporate investment............................       --          --     (4,254)         --        --
                                                                  ------   ---------- ---------- ----------   --------
Balance, September 30, 1998                                       $   --   $      --  $  150,753 $       --   $    --
                                                                  ------   ---------- ---------- ----------   --------
                                                                  ------   ---------- ---------- ----------   --------
Balance, December 31, 1998.....................................   $ 268    $ 152,936   $     --  $ 127,263    $    --
Grant of restricted stock awards...............................       --       6,370         --         --         --
Repurchase of common stock.....................................       --          --         --         --     (7,369)
Issuance of restricted stock awards............................       --      (6,629)        --         --      6,629
Net income.....................................................       --          --         --     18,367         --
Other comprehensive income -- Change in unrealized gain on
     securities available for sale, net of taxes...............       --          --         --         --         --

         Comprehensive income..................................
Cash dividend-- $.05 per share.................................       --          --         --    (1,262)         --
Amortization of unearned compensation..........................       --          22         --         --         --
                                                                  ------   ---------- ---------- ----------   --------
Balance, September 30, 1999....................................   $ 268    $ 152,699   $     --  $ 144,368    $  (740)
                                                                  ------   ---------- ---------- ----------   --------
                                                                  ------   ---------- ---------- ----------   --------




                                                                                     Unearned
                                                                    Accumulated    Compensation    Shares
                                                                       Other          ESOP /       Held -
                                                                   Comprehensive    Restricted    Employee
                                                                   Income (Loss)       Stock        Trust        Total
                                                                  ---------------  ------------- -----------  ------------
Balance, December 31, 1997.....................................      $   1,822       $       --    $   --      $ 142,464
Net income.....................................................             --               --        --         13,996
Other comprehensive income -- Change in unrealized gain on
     securities available for sale, net of taxes...............          1,464               --        --          1,464
                                                                                                                ----------
         Comprehensive income..................................                                                   15,460
Transactions with stockholders of acquired entity..............             --               --        --            369
Change in intercorporate investment............................           (453)              --        --         (4,707)
                                                                     ---------       ----------    -------     ----------
Balance, September 30, 1998                                          $   2,833       $       --    $   --      $ 153,586
                                                                     ---------       ----------    -------     ----------
                                                                     ---------       ----------    -------     ----------
Balance, December 31, 1998.....................................      $   2,337       $ (11,153)    $ (139)     $ 271,512
Grant of restricted stock awards...............................             --          (6,370)        --            --
Repurchase of common stock.....................................             --              --         --         (7,369)
Issuance of restricted stock awards............................             --              --         --             --
Net income.....................................................             --              --         --         18,367
Other comprehensive income -- Change in unrealized gain on
     securities available for sale, net of taxes...............         (3,537)             --         --         (3,537)
                                                                                                               ----------
         Comprehensive income..................................                                                   14,830
Cash dividend-- $.05 per share.................................             --              --         --         (1,262)
Amortization of unearned compensation..........................             --             738         --            760
                                                                     ---------       ----------    -------     ----------
Balance, September 30, 1999....................................      $  (1,200)      $ (16,785)    $ (139)     $ 278,471
                                                                     ---------       ----------    -------     ----------
                                                                     ---------       ----------    -------     ----------




   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     1999               1998
                                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................................         $    18,367         $   13,996
   Adjustments to reconcile net income to net cash
       provided by operating activities --
     Depreciation and writedown of premises and equipment................               2,042              1,829
     Amortization and accretion, net.....................................               1,644                839
     Provision for loan losses...........................................               1,225                968
     Gain on pension plan termination....................................              (1,472)                --
     Gain on sale of investment securities, net..........................                (165)               (17)
     Gain on sale of equipment...........................................                  (7)                --
     Other real estate owned income......................................                 (63)               (67)
     Provision for deferred taxes........................................                 483                542
     Origination of loans held-for-sale..................................              (5,543)          (136,237)
     Proceeds from sales of loans originated for resale..................               5,633            139,379
     Gain on sales of loans, net.........................................                 (90)            (1,369)
     Net (increase) decrease in accrued interest receivable..............                (838)               470
     Net  decrease in other assets.......................................                 354                643
     Net increase in accrued expenses
       and other liabilities.............................................                 459              1,082
                                                                                  -----------        -----------
       Net cash provided by operating activities.........................              22,029             22,058
                                                                                  -----------        -----------
                                                                                  -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short-term investments, net.................................              30,942            (11,936)
   Purchase of securities classified as available-for-sale...............             (47,922)          (109,605)
   Purchase of securities classified as held-to-maturity.................                 (75)            (4,368)
   Purchase of restricted equity securities..............................              (1,663)              (130)
   Proceeds from sales, calls, paydowns and maturities of
     securities classified as available-for-sale.........................              98,701            127,763
   Proceeds from paydowns, maturities and calls of securities
     classified as held-to-maturity......................................               1,360              5,150
   Purchase of loans.....................................................             (12,589)            (6,457)
   Net increase in loans.................................................            (271,542)           (96,307)
   Recoveries of loans previously charged off............................                 433                342
   Proceeds from sales of other real estate owned........................                 225              1,327
   Purchase of premises and equipment....................................              (6,525)            (3,493)
                                                                                  -----------        -----------
       Net cash used in investing activities.............................            (208,655)           (97,714)
                                                                                  -----------        -----------
                                                                                  -----------        -----------


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      1999               1998
                                                                                   ----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in NOW, money market deposit and
     demand deposit accounts.............................................          $   27,823        $    60,148
   Increase in passbook and other
     savings accounts....................................................              18,670             17,530
   Increase (decrease) in term certificates..............................             (13,160)            39,329
   Advances from Federal Home Loan Bank..................................             117,000             26,790
   Repayments of Federal Home Loan Bank advances.........................             (14,468)           (44,694)
   Increase in short-term and other borrowings...........................              17,402              3,863
   Increase (decrease) in mortgagors' escrow payments....................                 893                687
   Repurchase of common stock............................................              (7,369)                --
   Cash dividend.........................................................              (1,262)                --
   Transactions with stockholders of acquired entity, net................                  --                369
   Payment of merger and stock offering costs............................                  --             (3,070)
                                                                                   ----------        -----------
       Net cash provided by financing activities.........................             145,529            100,952
                                                                                   ----------        -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS..................................................             (41,097)            25,296
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR.....................................................             101,419             50,395
                                                                                   ----------        -----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD.........................................................          $   60,322         $   75,691
                                                                                   ----------        -----------
                                                                                   ----------        -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Interest paid on deposits and borrowed funds........................          $   46,004         $   47,317
     Income taxes paid...................................................               9,470              7,988
SUPPLEMENTAL DISCLOSURE OF NONCASH
   TRANSACTIONS:
     Transfers from loans to other real estate owned.....................                 514              1,779
     Financed sales of other real estate owned...........................               1,081              1,081


   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

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

     On November 20, 1998, the Company completed its conversion from a mutual bank holding company to a stock holding company with the issuance of 14,000,000 shares of common stock in an initial public offering. On December 4, 1998, the Company completed its acquisition of Sandwich Bancorp, Inc. (Sandwich) in a stock-for-stock exchange accounted for as a pooling of interests and the merger of Sandwich's wholly-owned subsidiary, Sandwich Co-operative Bank ("Sandwich Bank") into Compass. The accompanying financial statements have been restated to combine the assets, liabilities, equity and results of operations of Sandwich as if the merger had occurred as of December 31, 1997 as required by the pooling of interests method of accounting.

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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to stockholders. Net income is a component of comprehensive income with all other components referred to in the aggregate as other comprehensive income. At September 30, 1999, the Company's other comprehensive income consisted of unrealized gains (losses) on securities classified as available for sale, net of taxes. The Company has presented its components of comprehensive income as part of its statements of changes in stockholders' equity and, as required by SFAS No. 130, has restated the prior period financial statements for comparative purposes. Included in net income are gains on the sale of investment securities, net of taxes, of $4,000 and $96,000 for the three and nine months ended September 30, 1999, respectively, and $4,000 and $10,000, respectively, for the comparable 1998 periods that had previously been classified with other comprehensive income.

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

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

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

     The following presentation reflects selected financial information on a historical basis for Seacoast Financial and Sandwich and on a pro forma basis assuming the merger was in effect for the periods presented (in thousands):


                                                                                                         Seacoast
                                                                     Seacoast                           Financial
                                                                    Financial          Sandwich         (Restated)
                                                                   ------------       ----------       ------------
At September 30, 1998 and for the nine months then ended:
  Net interest income.........................................     $      32,762      $   12,715       $     45,477
  Net income..................................................            10,412           3,584             13,996
  Total assets................................................         1,220,322         541,801          1,757,413
  Total deposits..............................................         1,019,934         460,776          1,480,710
  Stockholders' equity / Surplus..............................           112,113          46,202            153,586

For the three months ended September 30, 1998:
  Net interest income.........................................            11,186           4,142             15,328
  Net income..................................................             3,826           1,242              5,068


     The restated balances reflect certain adjustments for the elimination of Seacoast Financial's ownership of Sandwich common stock and the reclassification of $48.3 million of Sandwich investment securities from the held-to-maturity classification to securities available-for-sale.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

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

     Professional fees................................................... $2,692
     Severance pay.......................................................  2,555
     Asset write-offs....................................................    143
     Contractual obligations.............................................    406
     Shareholder meeting (including printing costs)......................    283
     Customer service (including checkbook replacements).................    662
     Other...............................................................     72
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

(3)  NEW CORPORATE HEADQUARTERS

     On December 1, 1998, the Bank closed on its acquisition of several parcels of land in downtown New Bedford, Massachusetts to be used for the development of the Company's and the Bank's corporate headquarters and main banking office. The Bank purchased the land from the New Bedford Redevelopment Authority and an optionholder for $550,000. In connection with this transaction, the Bank agreed to donate one of its downtown New Bedford buildings to the City at the time it takes occupancy of its proposed new corporate headquarters. In February 1999, the Bank selected a general contractor for construction. Based on estimates by its architectural consultants, it expects to expend approximately $20 million in the construction of the building and the purchase of land, furniture, fixtures and equipment. At the completion of the project, which is estimated to be in the second quarter of 2000, all Bank personnel, except retail branch and regional lending personnel, are expected to be located in this building.

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

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

(4) LOANS

     Compass's loan portfolio consisted of the following:


                                                                   September 30,        December 31,
                                                                      1999                 1998
                                                                 ---------------     ----------------
                                                                              (In thousands)
Real estate loans:
   Residential (one-to-four family)...........................     $    859,072        $    697,031
   Commercial.................................................          211,005             201,636
   Home equity lines of credit................................           25,483              25,984
   Construction...............................................           81,506              66,373
                                                                   ------------        ------------
     Total real estate loans..................................        1,177,066             991,024
                                                                   ------------        ------------

Commercial loans..............................................           67,080              58,829
                                                                   ------------        ------------

Consumer loans:
   Indirect auto loans........................................          425,350             358,101
   Less - Unearned discount...................................           21,925              37,394
                                                                   ------------        ------------
     Indirect auto loans, net.................................          403,425             320,707
   Other......................................................           40,201              33,494
                                                                   ------------        ------------
     Total consumer loans.....................................          443,626             354,201
                                                                   ------------        ------------
     Total loans..............................................        1,687,772           1,404,054
Less-Allowance for loan losses................................           16,592              15,914
                                                                   ------------        ------------

     Total loans, net.........................................     $  1,671,180        $  1,388,140
                                                                   ------------        ------------
                                                                   ------------        ------------

     Nonaccrual loans amounted to $5,841,000 and $7,763,000 at December 31, 1998 and September 30, 1999, respectively.

     Through December 1998, the majority of the Bank's indirect auto loans were written as discounted installment loans. The precomputed interest on such loans is accounted for as unearned discount and recognized in income on a level yield basis. Beginning in January 1999, all indirect auto loans are originated as simple interest loans. Accordingly, the balance of unearned discount declined significantly during the first nine months of 1999 and will continue to do so over the next few years as the pre-1999 indirect auto loans are repaid.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

(5)  DEPOSITS

     A summary of deposit balances is as follows:


                                                                      September 30,     December 31,
                                                                          1999              1998
                                                                     ---------------   --------------
                                                                              (In thousands)
Demand deposit accounts.......................................         $    108,170     $    116,104
NOW and money market deposit accounts.........................              466,077          430,320
Passbook and other savings accounts...........................              224,156          205,486
                                                                       ------------     ------------
     Total noncertificate accounts............................              798,403          751,910
                                                                       ------------     ------------
Term certificates-
   Term certificates of $100,000 and over.....................              158,741          154,589
   Term certificates less than $100,000.......................              573,404          590,716
                                                                       ------------     ------------

     Total term certificate accounts..........................              732,145          745,305
                                                                       ------------     ------------

     Total deposits...........................................         $  1,530,548     $  1,497,215
                                                                       ------------     ------------
                                                                       ------------     ------------


(6)  EARNINGS PER SHARE

     Earnings per share for the three and nine months ended September 30, 1998 are not presented as the Company did not convert from a mutual to a stock form of ownership until November 1998.

     Earnings per share for the three and nine months ended September 30, 1999 are based on the weighted average number of shares outstanding during the periods, which amounted to 25,355,658 and 25,552,145 shares, respectively. Unallocated ESOP shares and unvested restricted stock awards are not considered outstanding for purposes of the computation of earnings per share. There is only an insignificant difference in the number of shares used in computing basic and diluted earnings per share and, accordingly, such per share amounts do not differ.

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

     The maximum number of shares of common stock issuable as a result of option grants and stock awards under the Stock Incentive Plan shall be 1,960,000, which equals 14% of the number of shares issued in connection with the Company's conversion from mutual to stock form (subject to adjustment upon the occurrence of a stock dividend, stock split or similar change in capitalization affecting the Company's common stock). Of this number, up to 560,000 shares are issuable in connection with "conditioned stock awards". A conditioned stock award is an award entitling the recipient to acquire,

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

(7)  STOCK INCENTIVE PLAN (CONTINUED)

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

     The total compensation cost of the conditioned stock award was determined at the award date since both the number of shares and price to be paid (zero) were known. This cost, which amounts to $6,370,000, is being amortized ratably over five years beginning in July 1999 and ending when all risks of forfeiture have passed. Forfeitures will be recognized as a reduction of compensation costs in the period in which they occur.

     In July 1999, the Compensation Committee also approved the grant of options to officers and directors to acquire 1,243,000 shares of common stock at $11.375 per share, the fair market value at the date of grant. Such options will become exercisable at a rate of 20% per year over the five year period following the date of grant.

     The Company has accounted for these options in accordance with Accounting Principles Board Opinion No. 25 and, accordingly, will recognize no compensation cost for options issued to employees and directors.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

(8)  STOCK REPURCHASE PROGRAM

     On July 22, 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares in the open market to meet the anticipated needs of stock awards and stock options issued in connection with the Stock Incentive Plan. On October 28, 1999, the Board of Directors, with the approval of the Commissioner of Banks, authorized the Company to repurchase up to an additional 1,231,900 shares in the open market. The Board of Directors delegated to the discretion of senior management the authority to determine the timing of the repurchase programs' commencement, the timing of subsequent repurchases and the prices at which repurchases will be made.

     As of November 12, 1999, the Company had repurchased 886,000 shares of its common stock under these programs at a total cost of $10,088,000, of which 630,000 shares at a cost of $7,369,000 had been repurchased as of September 30, 1999.

(9)  QUARTERLY CASH DIVIDEND

     On October 14, 1999, the Board of Directors voted the payment of a quarterly cash dividend of $.05 per share. The dividend is payable on November 19, 1999 to stockholders of record on November 5, 1999.

(10)  PENSION PLAN TERMINATION

     As part of a program to redesign its retirement benefits, the Board of Directors voted in September 1999 to freeze the Bank's defined benefit, non-contributory pension plan (the Plan) effective as of October 31, 1999 and terminate the Plan effective on or about December 31, 1999. In connection therewith, the Bank intends to amend the Plan to improve the benefit formula for current employees and permit payment of lump sums from the Plan.

     Excess assets of the Plan, after considering the impact of Plan amendments, are expected to be less than $500,000. Such excess will be refunded to the Bank. The Bank intends to pledge 25% of the refund for future contribution to the Bank's 401(k) plan.

     As part of the redesign of retirement benefits, the Bank added, effective in November 1999, a 3% automatic contribution to the 401(k) plan for all employees even if they do not separately contribute to that plan. Such contribution is being made for all eligible participants based on their W-2 compensation.

     As a result of the decision to terminate the Plan, the Bank will recognize both a curtailment and settlement gain. A curtailment gain of $1,472,000 was recognized in the quarter ended September 30, 1999. A settlement gain, which is expected to be approximately $1.5 million, will be recognized after the receipt of all necessary regulatory approvals and settlement of plan obligations which are expected to occur in 2000.

(11) DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     On October 28, 1999, the Board of Directors authorized a dividend reinvestment and stock purchase plan for up to 500,000 shares of common stock. Stockholders owning 100 or more shares will be eligible to enroll and may reinvest part or all of their cash dividends. Participants may also invest optional cash payment from $100 to $5,000 maximum per quarter. This plan will commence upon Board approval of the Company's next quarterly cash dividend.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

     Total assets increased by $160.0 million from $1,888.1 million at December 31, 1998 to $2,048.1 million at September 30, 1999. During the nine months ended September 30, 1999, Compass increased its loan portfolio by $283.7 million, or 20.2%, which was funded by liquid assets, principally maturing investment securities, federal funds sold and other short-term investments remaining from the proceeds of the November 1998 stock offering, net deposit growth of $33.3 million and by additional Federal Home Loan Bank borrowings of $110.1 million.

     The increase in loans occurred primarily in the residential mortgage and indirect auto loan portfolios and, to a lesser extent, in the construction loan portfolio. From December 31, 1998 to September 30, 1999, residential mortgage loans increased by $162.0 million, or 23.2%, indirect auto loans (net of unearned discounts) increased by $82.7 million, or 25.8% and construction loans increased by $15.1 million, or 22.8%. The growth during the nine months ended September 30, 1999 was generally attributable to the favorable interest rate environment and economic conditions which prevailed during this period and, more specifically, is due to the previously disclosed temporary change in practice by Compass to retain in portfolio all fixed rate residential mortgage loan originations. As a result, residential mortgage loan sales declined from $138.0 million in the nine months ended September 30, 1998 to $5.5 million in the comparable period ended September 30, 1999. The growth in residential mortgage loans was also aided by a program begun in August 1998 to fund adjustable rate mortgages originated by loan correspondents. During the nine months ended September 30, 1999, $71.9 million of such loans were funded. Loan originations through this program were substantially curtailed in the third quarter of 1999 and are expected to be insignificant during the fourth quarter. The Company has continued to emphasize the origination of indirect auto loans through its network of automobile dealers causing the growth in this portfolio. During 1999, the number of dealers doing business with the Bank increased by 29%.

     Total deposits at September 30, 1999 were $1,530.5 million, an increase of $33.3 million, compared to $1,497.2 million at December 31, 1998. This increase was partially offset by a reduction of approximately 2% in the balance of certificates of deposit. Core deposit account balances increased by 6.2% during the nine months ended September 30, 1999. The increase in deposits during this period is generally attributable to normal seasonal fluctuations during the summer months, particularly in the Cape Cod and Martha's Vineyard markets. Total borrowed funds were $218.7 million at September 30, 1999 compared to $98.8 million at December 31, 1998, an increase of $119.9 million, or 121.4%. During the nine months ended September 30, 1999, Compass increased its net borrowings from the Federal Home Loan Bank by $110.1 million in order to fund loan growth, which included $7.6 million of borrowings on Compass's line of credit of $38 million. Management believes that it will continue to expand its Federal Home Loan Bank borrowings during the remainder of 1999 to partially fund anticipated loan growth, as deposit growth has historically been seasonally constrained in the fourth quarter. In addition, because of interest rate increases initiated by the Federal Reserve Board in recent months, many financial institutions have reacted by increasing deposit rates, particularly for certificate of deposit accounts. The aggressive price competition for such accounts could also adversely affect Compass's balance of certificates of deposit during the fourth quarter.

     The increase in stockholders' equity of $7.0 million to $278.5 million at September 30, 1999 resulted from the net income of $18.4 million for the nine months ended September 30, 1999 which was partially offset by a decline in the fair value on securities available for sale, net of taxes, of $3.5 million, stock repurchases of $7.4 million and a cash dividend of $1.3 million.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND
1998

     Net income was $6.9 million, or $.27 per diluted share, for the quarter ended September 30, 1999 compared to net income of $5.1 million for the comparable period in 1998. The 1999 results, as compared to 1998, include an increase of $3.7 million, or 24.3%, in net interest income, an increase of $955,000, or 34.5%, in non-interest income and an increase of $1.5 million, or 15.3%, in non-interest expense. The increase in non-interest income was entirely due to a gain of $1.5 million on termination of the Bank's pension plan. The Company's effective tax rate declined to 35.8% in 1999 from 36.9% in the comparable 1998 period.

     INTEREST INCOME. Interest income for the quarter ended September 30, 1999 was $35.1 million, compared to $31.3 million for the quarter ended September 30, 1998, an increase of $3.8 million, or 12.1%. All of the increase in interest income resulted from growth in average interest-earning assets of $272.2 million, or 16.4%, as the overall yield on interest-earning assets declined by 27 basis points in the 1999 period. Yields continue to be impacted by aggressive price competition for both new and existing loan relationships. The principal areas of growth in average balances were related to real estate loans (up $238.2 million, or 25.9%) and indirect auto loans (up $112.6 million, or 40.7%). Most of the real estate loan growth resulted from increased originations and retention in portfolio of one-to-four family real estate loans. The increase in indirect auto loans resulted from the favorable economic environment within Compass's local markets and a 29% increase in the number of auto dealers doing business with the Bank in 1999.

     The net proceeds of the November 1998 stock offering of $121.4 million had a positive impact on the Company's interest income and, in particular, its net interest income. Of the increase of $3.8 million in interest income, approximately $1.9 million was attributable to the earnings on the use of the net proceeds of the stock offering during the quarter ended September 30, 1999.

     INTEREST EXPENSE. Interest expense for the quarter ended September 30, 1999 was $16.1 million compared to $16.0 million for the quarter ended September 30, 1998, an increase of $75,000 or .5%. This increase resulted from growth in average interest bearing liabilities of $145.8 million, substantially offset by a 38 basis point decline in the cost of all funds from 4.38% in 1998 to 4.00% in 1999. Average interest-bearing deposit balances increased $55.8 million, or 4.1%, during the quarter ended September 30, 1999 compared to the same period in 1998.

     Interest expense on borrowed funds increased $1.2 million in the quarter ended September 30, 1999 due to an $89.9 million, or 84.1%, increase in the average balance of such funds partially offset by a 49 basis point reduction in the average rate paid on borrowed funds to 5.72% in the 1999 period compared to 6.21% in the 1998 period.

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

     Compass provided $650,000 for loan losses in the quarter ended September 30, 1999 compared to $263,000 in the quarter ended September 30, 1998. The provision was primarily attributable to the growth in the loan portfolio.

     NON-INTEREST INCOME. Total non-interest income was $3.7 million for the quarter ended September 30, 1999 compared to $2.8 million in the same period of 1998, an increase of $955,000. Exclusive of the non-recurring gain of $1.5 million on termination of the pension plan, non-interest income declined $517,000 due entirely to a decrease of $598,000 in gains on the sale of loans and investments as compared to the same period in 1998. This decline is a result of the temporary change in practice, initiated by the Bank in November 1998, whereby fixed rate residential mortgage loans with terms of 15 years or longer are not being sold in the secondary mortgage market. This change resulted from the Sandwich acquisition and the stock offering and their impact on the sensitivity of the balance sheet to changes in interest rates along with the relative attractiveness of the yield and expected duration of such mortgage loans. While the Company expects to return to selling longer-term fixed rate residential mortgage loans by 2000, until it does so, the Company expects to experience a decline in its gains on the sale of loans.

     NON-INTEREST EXPENSE. Non-interest expense increased by $1.5 million, or 15.3%, from $9.8 million for the quarter ended September 30, 1998 to $11.3 million for the quarter ended September 30, 1999. Of this increase, $560,000 related to salaries and employee benefits, which rose 10.7% to $5.8 million for the quarter ended September 30, 1999. This increase is attributable to overall salary increases averaging 4% in 1999, costs associated with the ESOP established in November 1998 ($158,000) and restricted stock awarded in July 1999 ($318,000), partially offset by elimination of certain executive positions at the former Sandwich Bank.

     Occupancy and equipment expenses increased $96,000, or 7.2%, to $1.4 million for the quarter ended September 30, 1999. This increase was due to an increase in rent expense and depreciation attributable to the relocation of the Bank's Consumer Lending Department and the opening of a new branch in Hyannis.

     Data processing expenses increased $211,000, or 23.9%, to $1.1 million for the quarter ended September 30, 1999. This increase was due to a number of factors such as new services, including laser printing and Internet services, the installation of additional communication lines and related network changes, outsourcing of cash letter processing, expansion of the ATM network on Cape Cod and volume-related core processing costs due to increases in loans and deposits.

     Marketing expenses increased $144,000, or 28.1%, to $656,000 for the quarter ended September 30, 1999. This increase was due to lower than normal marketing costs at the former Sandwich Bank in the 1998 period due to the impending merger with the Company and increased costs in 1999 associated with a program to attract new customers affected by the branch divestiture required by the Fleet/BankBoston merger.

     Professional services expenses increased $230,000, or 70.1%, to $558,000 for the quarter ended September 30, 1999. This increase was primarily due to costs associated with being a public company as well as costs incurred to develop the Bank's strategic plan, assess business expansion opportunities, implement the stock award program and review the defined benefit pension plan.

     Other non-interest expenses increased $258,000, or 17.1%, for the quarter ended September 30, 1999 but were $193,000 less than such expenses for the quarter ended June 30, 1999. This increase is due primarily to certain nonrecurring costs associated with the merger with Sandwich.

     INCOME TAXES. The effective tax rate for the quarter ended September 30, 1999 was 35.8% compared to 36.9% in the same period in 1998. This reduction in overall tax rate is due to greater utilization of non-bank subsidiaries that are taxed at lower rates for state tax purposes and an increase in federal low income housing tax credits.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net income was $18.4 million, or $.72 per diluted share, for the nine months ended September 30, 1999 compared to net income of $14.0 million for the comparable period in 1998. The 1999 results, as compared to 1998, include an increase of $9.5 million, or 21.0%, in net interest income, an increase of $231,000, or 3.1%, in non-interest income and an increase of $3.4 million, or 11.4%, in non-interest expense. The Company's effective tax rate declined to 35.7% in 1999 from 37.6% in the comparable 1998 period.

     INTEREST INCOME. Interest income for the nine months ended September 30, 1999 was $101.5 million, compared to $92.6 million for the nine months ended September 30, 1998, an increase of $8.9 million, or 9.6%. All of the increase in interest income resulted from growth in average interest-earning assets of $237.7 million, or 14.7%, as the overall yield on interest-earning assets declined by 34 basis points in the 1999 period. Yields continue to be impacted by aggressive price competition for both new and existing loan relationships. The principal areas of growth in average balances were related to real estate loans (up $176.3 million, or 19.2%) and indirect auto loans (up $111.5 million, or 45.0%). Most of the real estate loan growth resulted from increased originations and retention in portfolio of one-to-four family real estate loans. The increase in indirect auto loans resulted from an improved economic environment within Compass's local markets and a 29% increase in the number of auto dealers doing business with the Bank in 1999.

     The net proceeds of the November 1998 stock offering of $121.4 million had a positive impact on the Company's interest income and, in particular, its net interest income. Of the increase of $8.9 million in interest income, approximately $5.5 million was attributable to the earnings on the use of the net proceeds of the stock offering during the nine months ended September 30, 1999.

     INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 was $46.4 million compared to $47.1 million for the nine months ended September 30, 1998, a decrease of $650,000 or 1.4%. This decrease resulted from a 37 basis points decline in the cost of all funds from 4.39% in 1998 to 4.02% in 1999, substantially offset by a higher average balance of interest-bearing liabilities (up $109.8 million, or 7.7%). Average interest-bearing deposit balances increased $75.7 million, or 5.8%, during the nine months ended September 30, 1999 compared to the same period in 1998.

     Interest expense on borrowed funds increased $1.1 million, or 20.9%, in the nine months ended September 30, 1999 due to a $34.0 million, or 29.2%, increase in the average balance of such funds partially offset by a 40 basis points reduction in the average rate paid on borrowed funds to 5.75% in the 1999 period compared to 6.15% in the 1998 period.


     PROVISION FOR LOAN LOSSES. Compass provided $1.2 million for loan losses in the nine months ended September 30, 1999 compared to $968,000 in the nine months ended September 30, 1998. The provision was primarily attributable to the growth in the loan portfolio.

     NON-INTEREST INCOME. Total non-interest income was $7.7 million for the nine months ended September 30, 1999 compared to $7.5 million in the same period of 1998, an increase of $231,000. Exclusive of the non-recurring gain of $1.5 million on termination of the pension plan, non-interest income declined $1.2 million due almost entirely to a $1.1 million decrease in gains on the sale of loans and investments. Such decline is a result of the previously noted temporary change in practice whereby fixed rate residential mortgage loans with terms of 15 years or longer are not being sold in the secondary mortgage market.

     Other non-interest income decreased by $110,000 during the nine months ended September 30, 1999 compared to the comparable 1998 period. The principal items causing this decline were the waiver of the monthly deposit fee for customers of the former Sandwich Bank for February 1999 due to the conversion of accounts to Compass's computer system and the growing impact of the amortization of mortgage servicing rights which resulted from application of SFAS No. 125 by Compass in 1996 and which reduces loan servicing fee income.

     NON-INTEREST EXPENSE. Non-interest expense increased by $3.4 million, or 11.5%, from $29.6 million for the nine months ended September 30, 1998 to $33.0 million for the nine months ended September 30, 1999. Of this increase, $735,000 related to salaries and employee benefits, which rose 4.6% to $16.6 million for the nine months ended September 30, 1999. This increase is attributable to overall salary increases averaging 4% in 1999, costs associated with the ESOP established in November 1998 ($447,000) and restricted stock awarded in July 1999 ($318,000), and additional payroll costs for branches opened in July 1998 and September 1999, partially offset by elimination of certain executive positions at the former Sandwich Bank.

     Occupancy and equipment expenses increased $549,000, or 14.4%, to $4.4 million for the nine months ended September 30, 1999. This increase was due to an increase in maintenance costs and rent expense attributable to relocation of the Bank's Operations and Consumer Lending Departments, the opening of a new branch in Plymouth and Hyannis as well as an upgraded branch in Westport.

     Data processing expenses increased $842,000, or 33.7%, to $3.3 million for the nine months ended September 30, 1999. This increase was due to a number of factors such as new services, including laser printing and Internet services, the installation of additional communication lines and related network changes, outsourcing of cash letter processing, Y2K compliance costs, expansion of the ATM network on Cape Cod and volume-related core processing costs due to increases in loans and deposits.

     Marketing expenses increased $168,000, or 10.5%, to $1.8 million for the nine months ended September 30, 1999. This increase was due to lower than normal marketing costs at the former Sandwich Bank in the 1998 period due to the impending merger with the Company and increased costs in 1999 associated with a program to attract new customers affected by the branch divestiture required by the Fleet/BankBoston merger.

     Professional services expenses increased $319,000, or 33.9% to $1.3 million for the nine months ended September 30, 1999. This increase was primarily due to costs associated with being a public company as well as costs incurred to develop the Bank's strategic plan, perform a salary study, assess business expansion opportunities, implement the stock award program and review the defined benefit pension plan.

     Other non-interest expenses increased $769,000, or 15.9%, for the nine months ended September 30, 1999. This increase is due primarily to certain nonrecurring costs resulting from the merger with Sandwich as well as additional costs associated with being a publicly-owned company.

     INCOME TAXES. The effective tax rate for the nine months ended September 30, 1999 was 35.7% compared to 37.6% in the same period in 1998. This reduction in overall tax rate is due to greater utilization of non-bank subsidiaries that are taxed at lower rates for state tax purposes and an increase in federal low income housing tax credits.

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

     Compass is a voluntary member of the Federal Home Loan Bank of Boston (FHLB of Boston) and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to other parties. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities (both issued or guaranteed) and funds on deposit at the FHLB of Boston. During 1999, Compass has utilized FHLB of Boston advances as a funding sources to a greater extent than in prior years. For the nine months ended September 30, 1999, Compass increased its net borrowings from the FHLB of Boston by approximately $110 million. At September 30, 1999, Compass had approximately $525.0 million in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock.

     At September 30, 1999, Compass had outstanding commitments to originate loans totaling $59.4 million. Compass also had outstanding commitments under existing lines of credit of $75.2 million as well as unadvanced commitments under construction loans totaling $42.7 million. In addition, the Bank has certain commitments outstanding in connection with the construction of its corporate headquarters building, currently in progress, totaling $17.0 million. The Company believes that it has adequate sources of liquidity to fund these commitments.

     Liquidity management is both a daily and long term function of business management. The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At September 30,1999, the Company maintained cash and due from banks, short-term investments and debt securities (other than mortgage related securities) maturing within one year of $105.9 million, or 5.17% of total assets.

     The Company's Tier 1 capital measured 19.81% of risk-weighted assets at September 30, 1999. Total capital, including the Tier 2 allowance for loan losses, was 21.03% of risk-weighted assets. The leverage capital ratio was 13.48%. These ratios placed the Company in the "well-capitalized" category according to regulatory standards.

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

     The Y2K Project Team has completed an assessment, identified mission critical systems, and created a formal tracking system identifying all third party vendors and their Y2K compliant version of all bank installed systems. Mission critical systems include hardware, software, program interfaces, operating systems as well as other mechanical or computer-generated requirements that are beyond Compass's main central processing system and network. Based upon the results of the assessment, Compass established internal time frames to upgrade or replace its existing hardware and software systems and added to the Information Systems staff in the first quarter of 1999. During the second quarter, Compass completed the planned upgrade to its 34 then existing retail branches with new Y2K compliant hardware and branch teller platform software. Additionally, Compass replaced other specific hardware and software that had been identified as non-compliant according to schedule. Accordingly, Compass's information technology infrastructure has been determined to be Year 2000 ready and is deployed for use.

     Compass's plan to resolve the Y2K issue was developed along the five phase project management process outlined in the Federal Financial Institutions Examination Council (FFIEC) Year 2000 statement of May 5, 1997 which consisted of (i) awareness; (ii) assessment; (iii) renovation; (iv) validation; and (v) implementation. The awareness phase has been completed. The Y2K assessment was completed and monitoring of service bureau and vendor progress is ongoing. Renovation of third party systems that were identified as non-compliant were upgraded or replaced by the compliant version by September 30, 1999. All non critical software applications affected by the millennium have been identified. These applications were upgraded and Y2K compliant by October 31, 1999. The Y2K Project Team has developed and implemented test plans of all mission critical systems. Compass conducted a successful test of its key transaction processing system with its service bureau in the fourth quarter of 1998 and again in the third quarter of 1999. In addition, Compass and its outside consultant have reviewed documentation of its service bureaus' test results during the first quarter of 1999 and found the results of the tests to be acceptable. Compass has developed its Y2K contingency plan incorporating certain elements of its bankwide Disaster Recovery Plan. Also, Compass has entered into an arrangement with its service bureau to establish a remote branch Mobile Recovery Unit, located in Framingham, Massachusetts to be used in the event of a catastrophic telecommunications or power failure. The remote branch Mobile Recovery Unit will be located at an off premises site that is capable of creating its own emergency power for extended periods of time. Key documents would then be delivered to the remote branch which is capable of transmitting data to Compass's service bureau. Both locations also have emergency power to continue processing customer account activity. The Compass contingency plan was completed by June 30, 1999 in accordance with the Interagency Regulatory Statement on Contingency Planning. Validation of contingency plans and re-testing of certain applications will continue throughout 1999, if necessary, to provide maximum assurance that all hardware and software will be Y2K compliant. Compass's efforts are focused on its ability to provide continued service to customers and to process data in the event of temporary problems beyond the Bank's control.

     The chief components of Compass's expense related to the Y2K issue has been the replacement of personal computer equipment and the purchase or upgrade of third-party software. External maintenance and internal modification costs have been expensed as incurred. Costs of new hardware and software have been capitalized and depreciated in accordance with Compass policies. Management expects to expend in the range of $1.05 to $1.1 million on its Year 2000 readiness efforts. Through September 30, 1999, Compass had expended approximately $1.0 million. Costs of the Y2K project are based on current estimates and actual results could vary from such estimates. If the resolution plan is unsuccessful, it may have a material, adverse effect on Compass's future operating results and financial condition.

     Recognizing the importance of customer awareness, Compass has completed five mailings of Y2K information to all customers with statement accounts. Also, letters have been sent to major commercial loan customers and automobile dealerships informing them of the Year 2000 Issue and how it can impact businesses. An overall assessment of the Y2K readiness of Compass's commercial loan customers was completed in October 1998, with an overall assessment of low to medium risk. The Bank will continue to monitor its large commercial loan relationships through account officers contact programs. Also, new and renewed commercial credits greater than $100,000 include a Y2K analysis as part of the normal underwriting decision process.

     To date, Compass has not identified any system which presents a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. However, as Compass progresses with its Year 2000 project, it may identify systems which do present a material risk of Year 2000 disruption. Such disruption could include, among other things, the inability to process and underwrite loan applications, to make deposits to or withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in normal banking activities. Additionally, if Compass's commercial customers are not Year 2000 compliant and suffer adverse effects on their operations, their ability to meet their obligations to the Bank could be adversely affected. The failure of Compass to identify systems which require Year 2000 hardware and software upgrades that are critical to the Bank's operations or the failure of the Bank or others with which the Bank does business to become Year 2000 ready in a timely manner could have a material adverse impact on the Bank's financial condition and results of operations. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Bank cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Bank's systems.

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

     As of September 30, 1999, the Company's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:


                                                             PERCENTAGE CHANGE IN ESTIMATED
                                                               NET INTEREST INCOME OVER:
                                                    ------------------------------------------------
                                                          12 MONTHS                  24 MONTHS
                                                    ---------------------- -------------------------
300 basis point increase in rates                     (12.35%)                  (9.81%)
200 basis point decrease in rates                      (1.73%)                  (5.92%)


     Based on the scenario above, net income would be adversely affected (within Compass's internal guidelines) in both the twelve and twenty-four month periods. For each one percentage point change in net interest income, the effect on net income would be $534,000, assuming a 37% tax rate.


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


                                     SEACOAST FINANCIAL SERVICES CORPORATION
                                                    (Registrant)


Date: November 12, 1999              By    /s/ Kevin G. Champagne
                                           -------------------------------------
                                           Kevin G. Champagne
                                           President and Chief Executive Officer




Date: November 12, 1999              By    /s/ Francis S. Mascianica, Jr.
                                           -------------------------------------
                                           Francis S. Mascianica, Jr.
                                           Treasurer