Form 10-K
period 1999-12-31
SEACOAST FINANCIAL SERVICES CORP
filed 2000-03-28
CIK 1061692

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        COMMISSION FILE NUMBER: 000-25077

                     SEACOAST FINANCIAL SERVICES CORPORATION
                     ---------------------------------------
             (Exact name of Registrant as Specified in its Charter)

        MASSACHUSETTS                                  04-1659040
  ------------------------                  -----------------------------------
  (State of Incorporation)                  (IRS Employer Identification Number)


791 PURCHASE STREET, NEW BEDFORD, MASSACHUSETTS                   02740
-----------------------------------------------                   -----
   (Address of Principal Executive Offices)                     (Zip Code)


                                 (508) 984-6000
                         ------------------------------
                         (Registrant's Telephone Number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 17, 2000, on the Nasdaq National Market was $233,501,797. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

As of March 17, 2000, 25,467,036 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 18, 2000 are incorporated by reference into the annual report as portions of Part III of Form 10-K.

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

            On December 4, 1998, the Company acquired by merger all of the issued and outstanding capital stock of Sandwich Bancorp, Inc. ("Sandwich") in a stock-for-stock exchange and merged Sandwich's wholly-owned subsidiary, the Sandwich Co-operative Bank ("Sandwich Bank"), into Compass. This acquisition has been accounted for as a pooling of interests and, accordingly, all financial data is presented herein as if the Company and Sandwich had always been combined. At December 31, 1999, the Company had $2,122.8 million of total assets.

            Compass was organized in 1855 as a Massachusetts-chartered mutual savings bank, and reorganized into mutual holding company form in 1994. Compass's principal business has been, and continues to be, gathering deposits from customers within its market area and investing those funds in residential and commercial real estate loans, indirect automobile loans, commercial loans, construction loans, home equity loans and other consumer loans and investment securities. Compass's investment portfolio consists primarily of U.S. Government and Agency securities, corporate debt obligations, mortgage-backed securities, collateralized mortgage obligations and, to a lesser extent, marketable equity securities. Individual and business customers of Compass have a variety of deposit accounts with Compass, including NOW (checking) and other demand deposit accounts, passbook savings accounts, money market deposit accounts, Individual Retirement Accounts ("IRAs") and various certificates of deposit.

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

            On January 28, 1999, the Board of Directors voted to change the Company's yearend from October 31 to December 31.

MARKET AREA AND COMPETITION

            At December 31, 1999, Compass conducted business from its corporate headquarters in New Bedford, Massachusetts and 35 full-service banking offices, six of which are located in New Bedford and the remaining 29 of which are located in the Massachusetts communities of Fall River (two offices), Plymouth (four offices), Fairhaven, North Dartmouth, Somerset, Swansea, Wareham, Westport, Assonet and Carver, Cape Cod (ten offices) and the island of Martha's Vineyard (five offices). Compass also has two limited service high school branches and five remote service ATMs. In addition, Compass's indirect auto lending business extends into the state of Rhode Island.

            Compass faces significant competition both in generating loans and in attracting deposits. Compass's primary market area is highly competitive and Compass faces direct competition from a significant number of financial institutions, many with a state-wide, a regional and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than Compass. Compass's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings, cooperative and commercial banks and credit unions, particularly in Fall River and New Bedford. In addition, Compass faces increasing competition for deposits from non-bank institutions, such as brokerage firms and insurance companies which offer instruments such as short-term money-market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. Finally, credit unions do not pay federal or state income taxes and are generally subject to fewer regulatory constraints than savings banks. Numerous credit unions are located in Fall River, New Bedford and Rhode Island and, because of their tax and regulatory status, they enjoy a competitive advantage over Compass.

PERSONNEL

                  As of December 31, 1999, Compass had 485 full-time employees and 81 part-time employees. None of the Bank's employees are represented by a labor union and management considers its relationship with its employees to be good.

LENDING ACTIVITIES

                  GENERAL. Compass's gross loan portfolio totaled $1,747.2 million as of December 31, 1999, representing 82.3% of Compass's total assets on that date. Compass primarily makes residential real estate loans secured by one- to four-family residences, indirect auto loans and commercial real estate loans. Such loans represented 51.3%, 24.2% and 12.8%, respectively, of Compass's loan portfolio as of December 31, 1999. Compass also makes home equity line of credit loans, residential and commercial construction loans, commercial loans, fixed rate home equity loans, personal installment loans, education loans and passbook loans. Real estate secures a majority of Compass's loans, including some loans classified as commercial loans.

                  Compass makes loans throughout its market area and originated $716.0 million in loans during 1998 and $818.2 million in loans during 1999. It sold, on a servicing retained basis, $151.8 million and $6.9 million in residential loans in the secondary market during those same periods, respectively.

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

The following table summarizes the composition of Compass's loan portfolio as of the dates indicated:


                                                          At December 31,                                      At October 31,
                                           ---------------------------------------     -----------------------------------------
                                                  1999                 1998                 1998                   1997
                                           -------------------  ------------------     ------------------     ------------------
                                                      Percent              Percent                Percent                Percent
                                           Amount     of total  Amount    of total     Amount    of total     Amount    of total
                                           ------     --------  ------    --------     ------    --------     ------    --------
                                                                                             (Dollars in thousands)
Real estate loans:
     Residential (one - to four-family)   $  896,479   51.3 % $  697,031      49.6% $  629,779      47.7% $  618,084      51.9%
     Commercial (1)                          223,500     12.8    201,636      14.4     209,366      15.8     202,781      17.0
     Home equity                              26,076      1.5     25,984       1.9      27,471       2.1      27,835       2.3
     Construction, net                        71,735      4.1     66,373       4.7      63,189       4.8      59,178       5.0
                                          ----------   -----  ----------     -----  ----------     -----  ----------     -----
         Total real estate loans           1,217,790     69.7    991,024      70.6     929,805      70.4     907,878      76.2
                                          ----------   -----  ----------     -----  ----------     -----  ----------     -----

Commercial loans                              66,360      3.8     58,829       4.2      50,344       3.8      43,496       3.7
                                          ----------   -----  ----------     -----  ----------     -----  ----------     -----

Consumer loans:
     Indirect auto loans                     439,753             358,101               343,910               238,114
     Less: unearned discount                  17,370              37,394                37,201                30,066
                                          ----------          ----------            ----------            ----------
         Indirect auto loans, net            422,383     24.2    320,707      22.8     306,709      23.2     208,048      17.5
     Other                                    40,673      2.3     33,494       2.4      33,822       2.6      31,517       2.6
                                          ----------   -----  ----------     -----  ----------     -----  ----------     -----
         Total consumer loans, net           463,056     26.5    354,201      25.2     340,531      25.8     239,565      20.1
                                          ----------   -----  ----------     -----  ----------     -----  ----------     -----
         Total loans                      $1,747,206   100.0 %$1,404,054     100.0% $1,320,680     100.0% $1,190,939     100.0%
                                          ==========   =====  ==========     =====  ==========     =====  ==========     =====


                                                          At October 31,
                                            ----------------------------------------
                                                1996                   1995
                                            -----------------     ------------------
                                                     Percent                Percent
                                            Amount   of total     Amount    of total
                                            ------   --------     ------    --------

Real estate loans:
     Residential (one - to four-family)  $  550,178      51.5% $  504,534     53.1 %
     Commercial (1)                         202,447      18.9     175,675     18.5
     Home equity                             29,766       2.8      32,228      3.4
     Construction, net                       49,576       4.6      30,635      3.2
                                         ----------     -----  ----------    -----
         Total real estate loans            831,967      77.8     743,072     78.2
                                         ----------     -----  ----------    -----

Commercial loans                             41,618       3.9      40,060      4.2
                                         ----------     -----  ----------    -----

Consumer loans:
     Indirect auto loans                    189,865               159,433
     Less: unearned discount                 24,232                19,911
                                         ----------            ----------
         Indirect auto loans, net           165,633      15.5     139,522     14.7
     Other                                   29,739       2.8      27,448      2.9
                                         ----------     -----  ----------    -----
         Total consumer loans, net          195,372      18.3     166,970     17.6
                                         ----------     -----  ----------    -----
         Total loans                     $1,068,957     100.0% $  950,102    100.0 %
                                         ==========     =====  ==========    =====


(1) In September 1996, Compass reclassified approximately $28.0 million in multifamily loans from residential real estate to commercial real estate loans. A corresponding reclassification for 1995 has not been made.

         LOAN ORIGINATION AND UNDERWRITING. Loan officers based in each of Compass's five regions -- Plymouth, Fall River, New Bedford, Cape Cod and Martha's Vineyard -- originate and underwrite Compass's mortgage and commercial loans. Compass underwrites consumer loans at its main office, although it originates such loans at its branches and, in the case of indirect auto loans, through a network of car dealers. Compass also employs external loan originators, based in each of the regions, who originate residential mortgage loans. In August 1998, Compass began to fund adjustable rate residential mortgage loans originated by two loan correspondents. During the year ended December 31, 1999, Compass funded $74.2 million of such loans. Loans originated through correspondents were significantly curtailed beginning in the third quarter of 1999.

         Compass relies on print, radio, television and cable advertising, on referrals from existing customers, accountants, attorneys and real estate professionals and on relationships with existing borrowers to originate loans. In addition, Compass solicits consumer loans, including home equity loans, by direct mail to existing deposit and residential mortgage loan customers. Compass tries to develop relationships with its customers in which customers see Compass as a source of support in the management of their personal finances or in the conduct of their businesses. Based on those relationships, many customers have more than one account with and/or loan from Compass. Finally, Compass has historically relied on relationships with automobile dealers operating throughout its current market area and Rhode Island to generate new indirect auto loans. During 2000, Compass intends to expand its geographic market for indirect auto loans to communities contiguous to the metropolitan Boston area. Accordingly, management anticipates that a higher percentage of its indirect auto loan originations in 2000 will come from dealers outside its primary market area.

         Compass's underwriting of loans varies depending on the type of loan. It generally includes the use of credit applications, property appraisals and verification of an applicant's credit history, employment and banking relationships to the extent management deems appropriate in each case. With respect to indirect auto loans, the dealers originate the loans, send loan applications to Compass and Compass underwrites them. Additional information concerning the underwriting of specific types of loans is set forth in sections that discuss those loans and in the discussion of environmental factors that affect lending. See "-- Lending Activities," "-- Residential Real Estate Loans," "-- Indirect Auto and Other Consumer Loans," "-- Commercial Real Estate Loans," "-- Commercial Loans," "-- Construction Loans" and "-- Environmental Issues."

         Four senior loan officers oversee loan origination and underwriting. Individual loan officers may originate loans within certain approved lending limits. A credit committee, consisting of senior loan officers, must approve all commercial and commercial real estate loans that exceed $500,000 and Compass's Board of Directors, or the executive committee thereof, must approve all loans over $1.5 million. Pursuant to its loan policy, Compass generally will not make loans aggregating more than $10.0 million to any one borrower. Exceptions to this "house" lending limit must be approved by the Board. At December 31, 1999, no customers had aggregate borrowing capacity with Compass exceeding the $10.0 house limit. The Bank's legal lending limit, which is set at 20% of its capital, was approximately $45 million at December 31, 1999.

         The following table sets forth loan activity within Compass's portfolio for the periods indicated:


                                                               Two months
                                                                  ended
                                             Year ended        December 31,   Year ended October 31,
                                          December 31, 1999       1998              1999(1)
                                            ----------         ----------         ----------
                                                             (In thousands)
Loans outstanding at beginning period ...   $1,404,054         $1,320,680         $1,190,939
Loans originated:
     Mortgage loans:
          Residential ...................      323,913             90,374            313,417
          Commercial real estate ........       46,549             12,150             40,123
          Construction ..................      100,725              6,862             80,920
          Home equity ...................       16,592              1,344             16,882
                                            ----------         ----------         ----------
               Total mortgage loans .....      487,779            110,730            451,342
                                            ----------         ----------         ----------
          Commercial loans ..............       42,846              8,915             39,959
          Indirect auto loans ...........      260,043             36,014            203,923
          Other consumer loans ..........       27,550              3,097             20,744
                                            ----------         ----------         ----------
               Total loans originated ...      818,218            158,756            715,968
                                            ----------         ----------         ----------
Purchases of mortgage loans .............       13,343              4,158             11,911

Less:
     Principal repayments ...............      479,117             66,535            442,597
     Loans sold or securitized ..........        6,899             12,665            151,817
     Transfers to other real estate owned          755                326              2,124
     Principal charged-off ..............        1,638                 14              1,600
                                            ----------         ----------         ----------
Loans outstanding at end of period ......   $1,747,206         $1,404,054         $1,320,680
                                            ==========         ==========         ==========


--------------------------------------

(1) Loan activity for this period includes Sandwich Bank for the ten months then ended.

         Compass charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports on most new residential mortgage loans. Compass also collects late charges on real estate and consumer loans. For information regarding Compass's recognition of loan fees and costs, see Note 1 of the Notes to the Consolidated Financial Statements presented elsewhere herein.

         LOAN PURCHASES. Compass occasionally purchases participation interests in commercial and residential real estate loans originated by other banks. Compass underwrites such loans as if it had originated them itself. Compass's interest in participation loans as of December 31, 1999 totaled $44.2 million, of which $26.7 million was acquired from a bank located on the island of Nantucket, Massachusetts.

         LOAN MATURITY AND REPRICING. The following table shows the contractual maturity and repricing dates of Compass's loan portfolio at December 31, 1999. The table does not reflect prepayments.


                                                                                 AT DECEMBER 31, 1999
                                          ------------------------------------------------------------------------------------------
                                                       REAL ESTATE MORTGAGE LOANS                                  OTHER
                                          -------------------------------------------
                                                                                HOME                  INDIRECT    CONSUMER   TOTAL
                                          RESIDENTIAL COMMERCIAL CONSTRUCTION  EQUITY    COMMERCIAL  AUTO LOANS    LOANS     LOANS
                                          -----------------------------------  ------    ----------  ----------    -----     -----
                                                                                (IN THOUSANDS)
Amounts due (1):
Within one year ........................ $  23,856   $  14,200   $  14,616   $   3,751   $ 42,947 $   121,387 $   8,524  $  229,281
                                         ---------   ---------   ---------   ---------   -------- ----------- ---------  ----------
After one year:
     More than one year to three years .    50,843      21,217       4,400         129     11,666     215,755    15,531     319,541
     More than three years to five years    53,718      21,052       2,465         208      6,892      99,626     7,727     191,688
     More than five years to ten years .   147,727      57,025       7,644       2,174      4,111       2,985     6,543     228,209
     More than ten years ...............   620,335     110,006      42,610      19,814        744        --       2,348     795,857
                                         ---------   ---------   ---------   ---------   -------- ----------- ---------  ----------
         Total due after
              December 31, 2000 ........   872,623     209,300      57,119      22,325     23,413     318,366    32,149   1,535,295
                                         ---------   ---------   ---------   ---------   -------- ----------- ---------  ----------
         Total amount due .............. $ 896,479   $ 223,500   $  71,735   $  26,076   $ 66,360 $   439,753 $  40,673   1,764,576
                                         =========   =========   =========   =========   ======== =========== =========
Less:

     Unearned discount .................                                                                                    (17,370)
     Allowance for loan losses .........                                                                                    (16,828)
                                                                                                                         ----------
         Net loans .....................                                                                                 $1,730,378
                                                                                                                         ==========


------------------------
(1)  Amounts due are net of unadvanced funds on loans.

         The following table sets forth, at December 31, 1999, the dollar amount of gross loans, net of unadvanced funds on loans, contractually due or scheduled to reprice after December 31, 2000 and whether such loans have fixed interest rates or adjustable interest rates:


                                                                                      DUE AFTER DECEMBER 31, 2000
                                                                                   FIXED      ADJUSTABLE       TOTAL
                                                                                   -----      ----------       -----
                                                                                            (IN THOUSANDS)
Real estate mortgage loans:
   Residential ..............................................................   $  359,172   $  513,451   $  872,623
   Commercial ...............................................................       19,613      189,687      209,300
   Construction .............................................................       23,072       34,047       57,119
   Home equity ..............................................................         --         22,325       22,325
                                                                                ----------   ----------   ----------
      Total real estate mortgage loans ......................................      401,857      759,510    1,161,367
                                                                                ----------   ----------   ----------
Commercial loans ............................................................        8,558       14,855       23,413
Indirect auto loans .........................................................      318,366         --        318,366
Other consumer loans ........................................................       32,149         --         32,149
                                                                                ----------   ----------   ----------
      Total loans ...........................................................   $  760,930   $  774,365   $1,535,295
                                                                                ==========   ==========   ==========


         RESIDENTIAL REAL ESTATE LOANS. As of December 31, 1999, adjustable rate mortgage loans represented approximately 60% and fixed-rate mortgage loans represented approximately 40% of Compass's portfolio of residential mortgage loans secured by one- to four-family owner-occupied properties. Compass originated $313.4 million of residential real estate loans during the year ended October 31, 1998, $90.4 million during the two months ended December 31, 1998 and $323.9 million during the year ended December 31, 1999. Compass's portfolio of residential real estate loans totaled $896.5 million, which represented 51.3% of Compass's total loan portfolio at December 31, 1999. Over 90% of this portfolio is secured by single-family owner-occupied homes and the remainder is secured primarily by two-, three- or four-family owner-occupied homes.

         Until November 1998, Compass generally sold most of the fixed-rate residential mortgage loans it originated with terms of 15 years or longer to the Federal Home Loan Mortgage Corporation ("FHLMC"). Compass is also authorized to sell loans to the Federal National Mortgage Association ("FNMA") and to service those loans. Compass continues to service loans that it has sold to FHLMC and receives a monthly fee for servicing such loans equal to .25% to service loans that it has sold to FHLMC and receives a monthly fee for servicing such loans equal to .25% per annum of the amounts outstanding on them. Compass serviced loans for others aggregating $339.9 million as of December 31, 1999 and $405.9 million as of October 31, 1998 and it earned $587,000 and $759,000 in servicing fees, net of the amortization of capitalized mortgage servicing rights, representing
5.87% and 7.56%, of its non-interest income in 1999 and 1998, respectively.

         Compass generally retains for its own portfolio fixed-rate residential mortgage loans with terms of less than 15 years and fixed-rate residential mortgage loans that amortize on a bi-weekly basis and have terms between 10 and 30 years. Compass had $116.1 million of such loans in its portfolio as of December 31, 1999. Compass also retains in its portfolio fixed-rate mortgage loans that exceed the size limits of FHLMC's underwriting criteria, and loans made under its program for low-to-moderate income borrowers, as described below.

         Beginning in November 1998, Compass changed its practice and is currently no longer selling its fixed rate residential mortgage loans. This change was based on the Bank's assessment of the impact which the Sandwich acquisition and the capital raised in the initial public offering would have on the sensitivity of its balance sheet to changes in interest rates. In assessing its options, the Bank concluded that, at this time, the retention of fixed rate mortgages offered the best alternative as to yield and duration. The Bank intends to continue this strategy so long as it does not result in an interest rate risk exposure inconsistent with its stated policies. Compass's asset liability strategy is reviewed quarterly and changes are expected to be made to this practice when circumstances warrant.

         Compass originates adjustable-rate residential mortgage loans mostly for its own portfolio. Compass originated $101.2 million and $169.8 million in such loans during 1998 and 1999, respectively, including $9.4 million in 1998 and $74.2 million in 1999 originated through two loan correspondents, and had $533.9 million of such loans in its residential loan portfolio, representing approximately 60% of such portfolio, as of December 31, 1999. Compass offers adjustable-rate mortgage loans that reprice annually, every three years or after five years and annually thereafter. The interest rate adjustments on these loans are indexed to the applicable one-year or three-year U.S. Treasury CMT Index with corresponding add-on margins of varying amounts. Such loans are subject to certain requirements and limitations set forth in guidelines issued by the Massachusetts Commissioner of Banks, including limitations on the amount and frequency of interest rate changes. Rates adjust by no more than one or two percentage points in each adjustment period and by no more than five or six points over the life of a loan. Adjustable rate loans are generally originated at a discount, generally ranging from 1.25% to 2.75%, from the fully margined index rate.

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

         In 1994, Compass initiated a program to originate residential mortgage loans to low-to-moderate income borrowers. The loans have fixed or adjustable interest rates that are typically lower than prevailing market rates, are closed without points, have substantially lower closing costs than Compass's other residential loans and have terms of up to 30 years. The loans may have up to a 95% loan-to-value ratio, although borrowers must obtain private mortgage insurance if the loan-to-value ratio exceeds 80%. Compass does not sell these loans in the secondary market. Compass partially funds the loans with borrowings under the Community Investment Program ("CIP") and the New England Fund ("NEF") housing programs of the FHLB. These programs permit Compass to borrow from the FHLB at below market rates to finance the loans. Compass had $17.5 million of CIP-funded loans and $19.1 million of NEF-funded loans in its residential loan portfolio, representing 4.1% of such portfolio, as of December 31, 1999.

         COMMERCIAL REAL ESTATE LOANS. Compass makes commercial real estate loans throughout its market area. Compass originated $40.1 million and $46.5 million in commercial real estate loans in 1998 and 1999, respectively, and had $223.5 million in commercial real estate loans in its loan portfolio, representing 12.8% of such portfolio, as of December 31, 1999.

         Properties that are used for borrowers' businesses, such as small office buildings, restaurants, inns, retail facilities or multi-family income properties, normally collateralize Compass's commercial real estate loans. The loans typically have terms of up to 20 years and interest rates which adjust over periods of one to five years based on one of various rate indices. Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years.

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

         At December 31, 1999, $21.3 million of the commercial real estate loans in Compass's portfolio were secured by multi-family income properties. A majority of these properties are located in Fall River and New Bedford and contain between five and twelve residential units.

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

         CONSTRUCTION LOANS. Compass makes both residential and commercial construction loans, primarily in Plymouth County, Cape Cod, in and around New Bedford and on Martha's Vineyard. Compass typically makes the loans to either owner-borrowers who will occupy the properties (residential construction) or licensed and experienced developers for the construction of single-family home developments that have no more than 30 housing lots and, to a lesser extent, end users of commercial properties (commercial construction). Commercial construction loans to end users are generally originated with Compass committing to the related permanent financing.

         Compass makes commercial construction loans only to developers who have successful track records. Compass generally increases the loan-to-value ratios on such loans as construction progresses. Before any work has commenced, and while a construction loan's only collateral is a plot of land, Compass will typically finance only up to 70% of the value of that land. Once construction has begun, Compass will generally make residential construction loans in amounts up to 90% (for primary homes) and 80% (for secondary homes) of the lesser of the appraised value of the property, as completed, or the property's cost of construction. Compass generally makes commercial construction loans in amounts up to 75% of the lesser of the property's appraised value, as completed, or construction cost and generally requires developers seeking commercial construction loans to personally guarantee them.

         Compass disburses the proceeds of construction loans in stages and requires developers to pre-sell a certain percentage of the properties they plan to build before Compass will advance any construction financing. Compass officials or appointed professionals inspect each project's progress before Compass disburses additional funds to verify that borrowers have completed project phases.

         Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. Commercial construction loans generally have terms of six months to a maximum of two years. Some construction loans have fixed interest rates but Compass originates mostly adjustable-rate construction loans.

         Compass originated $80.9 million and $100.7 million in construction loans during 1998 and 1999, respectively, and had $71.7 million in construction loans in its loan portfolio, representing 4.1% of such portfolio, as of December 31, 1999.

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

         HOME EQUITY LOANS. Compass has a portfolio of home equity lines of credit secured by one- to four-family owner-occupied properties. These loans are revolving lines of credit and are typically secured by second mortgages. Interest rates on home equity loans normally adjust based on Compass's prime rate of interest. The lines of credit are available for up to ten years, at the end of which they become term loans which are amortized for the same amount of time as the original revolving lines of credit. Compass generally originates home equity line of credit loans in amounts from $10,000 to $150,000 but not, in any event, more than the difference between 80% (for primary homes) or 70% (for secondary homes) of the appraised value of the property securing the loan, or 70% (for primary homes) or 60% (for secondary homes) of the value of such property as assessed for tax purposes, and the outstanding balance of the first mortgage on such property. Compass had $26.1 million in home equity loans in its loan portfolio, representing 1.5% of the portfolio, as of December 31, 1999. The undrawn portion of home equity lines of credit totaled $33.5 million at December 31, 1999.

         COMMERCIAL LOANS. Compass primarily makes commercial loans to businesses that operate in and around Southeastern Massachusetts including Martha's Vineyard. In recent years Compass increased its efforts to originate more such loans in Plymouth and Fall River by adding a commercial loan officer dedicated to each of those markets. As a result of its recent merger with Sandwich Bank, Compass also has commercial loan officers dedicated to the Cape Cod market.

         Compass reviews the financial resources, debt-to-equity ratios, cash flows and its own experience with businesses when underwriting commercial loans. Compass generally requires business owners to personally guarantee commercial loans.

         Compass's commercial loans are generally collateralized by equipment, leases, inventory and/or accounts receivable. Many of Compass's commercial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, refinancing or constructing the real estate securing the loan. Commercial loans provide, among other things, working capital, equipment financing, financing for leasehold improvements and financing for acquisitions. Compass offers both term and revolving commercial loans. The former have either fixed or adjustable rates of interest and, generally, terms of between four and seven years. Term loans generally amortize during their life, although some loans require a lump sum payment at maturity. Revolving commercial lines of credit typically have one-year terms, renewable annually, and rates of interest which are normally indexed to Compass's prime rate of interest.

         Compass's commercial borrowers are not concentrated in any one particular industry. As of December 31, 1999, Compass's commercial loan portfolio included, among others, floor plan loans to auto dealerships, loans to hotels, inns and other tourism-related businesses, loans to building trade companies and loans to liquor stores.

         Compass originated $40.0 million and $42.8 million in commercial loans during 1998 and 1999, respectively, and had $66.4 million in commercial loans in its loan portfolio, representing 3.8% of such portfolio, as of December 31, 1999.

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

         INDIRECT AUTO AND OTHER CONSUMER LOANS. Compass emphasizes indirect auto lending through a network of automobile dealers. Compass has been in the indirect auto lending business since 1985 and has increased its portfolio of indirect auto loans from $165.6 million at October 31, 1996 to $422.4 million at December 31, 1999, or 24.2% (net of unearned discount) of the loan portfolio on the latter date. No one dealership originated more than $15.1 million of the loan balances outstanding in Compass's loan portfolio at December 31, 1999. In developing its network, Compass has historically focused on dealers in its primary market areas and in Rhode Island. Because of increasing competition for these loans in its market area and management's intent to continue to increase this portion of the loan portfolio, Compass began to expand its network of auto dealers to communities contiguous to the metropolitan Boston area during 1999. This trend is expected to continue in 2000. The growth of the dealer network has been achieved through an emphasis on quality service and the development of long-term relationships with the owners and managers of the dealerships. Compass does not engage in auto lease financing.

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

         Compass makes indirect auto loans to purchase both new and used cars. The loans have terms of up to six years for those secured by new vehicles and five and a half years for those secured by used vehicles. As of December 31, 1999, approximately half of Compass's indirect auto loans were secured by new cars and the other half by used cars. Compass originated $203.9 million and $260.0 million in indirect auto loans during 1998 and 1999, respectively.

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

         In connection with the origination of indirect auto loans, the interest rate charged to the borrower on the underlying loan is generally one to two percentage points higher than the "buy rate" or rate earned by Compass. The difference between the two rates is referred to as the "spread". At loan inception, the dollar value of the spread over the contractual term of the loan is prepaid by Compass to the auto dealer. Such prepaid amounts have generally been subject to rebate to Compass in the event the underlying loan is prepaid or defaults although recently more dealers have opted to receive a reduced spread amount in exchange for elimination of their rebate obligation. Such arrangements are referred to as "split reserve" deals. The risk of loss of amounts previously advanced to the dealer in other than split reserve arrangements is primarily dependent upon loan performance but is also dependent upon the financial condition of the dealer. Consequently, the dealer's ability to refund any portion of the prepaid interest which is unearned is subject to economic conditions, generally, and the financial condition of the dealer. To mitigate this risk, Compass withholds a portion of the spread at loan origination as a dealer reserve. The amount withheld, in the aggregate, generally approximates 1% of the outstanding balance of loans originated by each dealer. At December 31, 1999, the balance of the dealer reserve was $4.4 million, or 1.0% of the balance of indirect auto loans.

         In some originations of indirect auto loans, the interest charged to the borrower is equal to the buy rate thereby eliminating the spread. In such transactions auto dealers are paid a flat fee which is not rebatable to the Bank in the event of loan prepayment or default.

         Beginning in January 1999, Compass implemented a new "tiered rate program" wherein the buy rate offered to auto dealers is based on the credit bureau's credit score for each borrower. Previously, the Bank offered a single rate for all borrowers. This program is also being used by most of the Bank's competitors. By making this change, Compass believes it is better able to offer competitive rates to attract lower risk credits while charging higher rates for higher risk credits.

         Indirect auto lending entails greater risks than residential mortgage lending to owner occupants. Although Compass has not experienced significant delinquencies in this portfolio, borrowers may be more likely to become delinquent on an automobile loan than on a residential mortgage loan secured by their primary residence. Moreover, automobiles depreciate rapidly and, in the event of default, principal loss as a percentage of the loan balance depends upon the mileage and condition of the vehicle at the time of repossession, over which Compass has no control.

         Compass makes a variety of other consumer loans, including personal installment loans, education loans, fixed-rate home equity loans, auto loans directly to customers and passbook loans. Compass does not have any credit card loans. Other consumer loans represented 2.3% of Compass's gross loan portfolio as of December 31, 1999. Compass's fixed-rate home equity loans are collateralized generally by second mortgages on residential properties. The loans have terms of up to 15 years and are available in amounts up to $100,000. Compass generally makes fixed-rate home equity loans that, together with any first mortgage loans on the properties collateralizing such loans, have a loan-to-value ratio of 80% or less (if the first mortgage is with another bank) or up to 90% (if the first mortgage is with Compass).

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

The following table sets forth delinquencies in Compass's loan portfolio as of the dates indicated:


                                                 AT DECEMBER 31, 1999                       AT OCTOBER 31, 1998
                                   ------------------------------------------   ----------------------------------------------
                                        60-89 DAYS         90 DAYS OR MORE            60-89 DAYS           90 DAYS OR MORE
                                   -------------------- ---------------------   ----------------------- ----------------------
                                              PRINCIPAL             PRINCIPAL                 PRINCIPAL            PRINCIPAL
                                    NUMBER     BALANCE   NUMBER      BALANCE     NUMBER        BALANCE   NUMBER     BALANCE
                                   OF LOANS   OF LOANS  OF LOANS    OF LOANS    OF LOANS      OF LOANS  OF LOANS    OF LOANS
                                   --------   --------  --------    --------    --------      --------  --------    --------
                                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
    Residential ...............       20       $1,501        30       $2,002          17       $1,374        33       $2,229
    Commercial real estate ....        1           27         9          942           7          598         7          646
    Construction ..............       --           --         1           56          --           --        --           --
    Home equity ...............        6          304        10          614           3           53         6          268
Commercial loans ..............        2          115         9          570           7          138         3            7
Indirect auto loans ...........      148          883       106          725          67          536        48          418
Other consumer loans ..........       30           38        14           26          36           83        31           58
                                  ------       ------    ------       ------      ------       ------    ------       ------
      Total ...................      207       $2,868       179       $4,935         137       $2,782       128       $3,626
                                  ======       ======    ======       ======      ======       ======    ======       ======
Delinquent loans to total loans                  0.16%                  0.28%                    0.21%                 0..27%
                                               ======                 ======                   ======                 ======



                                                AT OCTOBER 31, 1997
                                        60-89 DAYS                 90 DAYS OR MORE
                                                PRINCIPAL                   PRINCIPAL
                                   NUMBER        BALANCE       NUMBER        BALANCE
                                  OF LOANS       OF LOANS     OF LOANS      OF LOANS
                                  --------       --------     --------      --------
                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
    Residential ...............       18         $1,297            33         $3,298
    Commercial real estate ....        3            232            13           1546
    Construction ..............       --             --             1            148
    Home equity ...............        1             18             4             98
Commercial loans ..............        3            178             3            414
Indirect auto loans ...........       33            223            40            435
Other consumer loans ..........       17             56            16             26
                                  ------         ------        ------         ------
      Total ...................       75         $2,004           110         $5,965
                                  ======         ======        ======         ======
Delinquent loans to total loans                    0.17%                        0.50%
                                                 ======                       ======


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

         At December 31, 1999, OREO totaled $552,000, the majority of which consisted of properties sold by Compass from its OREO portfolio to buyers, financed by Compass, whose cash down payments were insufficient to permit such transactions to be accounted for as a sale under GAAP. There were six loans in this category five of which were substantially current at December 31, 1999.

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

         Loans that are rated Substandard or Doubtful coincide with the classifications used by federal regulators in their examination of financial institutions. Generally, a loan is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. Substandard loans include those characterized by the distinct possibility that Compass will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Loans classified as Loss are those considered uncollectible and of such little value that their continuance as assets without establishment of a specific loss reserve and/or charge-off is not warranted. Loans which do not currently expose Compass to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "Special Mention."

         Compass also utilizes an independent third party to conduct periodic (generally semi-annual) credit analysis of its commercial and commercial real estate loan portfolios and to analyze trends in loan delinquency and non-performing loans. The level of Classified Loans as determined by Compass is reconciled to the level of Classified Loans as determined by the independent loan review.

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

         Compass's classification of its loans and the amount of the valuation allowances it sets aside for estimated losses is subject to review by the FDIC and the Commissioner. Based on their reviews, these agencies can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowances for loan and lease losses. The policy statement provides guidance for banks on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of a bank's valuation methodology. Generally, the policy statement recommends that banks have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of loans in a reasonable manner; and that management establish acceptable valuation processes that meet the objectives set forth in the policy statement. While Compass believes that it has established adequate specific and general allowances for losses on loans, actual losses are dependent upon future events and, as such, further additions to the allowance for loan losses may become necessary. See "-- Allowance for Loan Losses."

         At December 31, 1999, loans designated as Substandard and Special Mention totaled $3.7 million and $4.3 million, respectively. One loan with a balance of $75,000 was designated Doubtful. The Substandard loans include 4 commercial loans with individual borrower balances ranging from $3,000 to $289,000 and a total outstanding principal balance of $459,000; 19 commercial real estate loans with individual borrower balances ranging from $30,000 to $759,000 and a total outstanding principal balance of $3.2 million, and one construction loan with a balance of $32,000. The delinquency status of the commercial real estate loans classified as Substandard was as follows: current -- $1.3 million; 30-60 days past due -- $1.2 million; 60-90 days past due -- $0; and >90 days past due -- $765,000.

         Included in Special Mention loans at December 31, 1999 were 6 commercial loans with individual borrower balances ranging from $9,000 to $61,000 and a total outstanding principal balance of $211,000. There were 17 commercial real estate loans with individual borrower balances ranging from $30,000 to $1.2 million and a total outstanding principal balance of $4.1 million classified as Special Mention at December 31, 1999. Of these, all but $871,000 were current.

NON-ACCRUAL LOANS, NON-PERFORMING ASSETS AND RESTRUCTURED LOANS

         The following table sets forth information regarding non-accrual loans, other real estate owned and restructured loans:


                                                     AT DECEMBER 31,                 AT OCTOBER 31,
                                                     ---------------   --------------------------------------
                                                         1999          1998        1997        1996      1995
                                                                            (DOLLARS IN THOUSANDS)
Non-accrual loans (1):
       Mortgage loans:
             Residential ............................   $ 2,591       $ 3,685    $ 4,286    $ 4,650    $ 6,071
             Commercial real estate .................     2,613         2,330      8,957      7,953      5,340
             Construction ...........................        56            42        220        230        172
             Home equity ............................        --            42         82        195        196
      Commercial loans ..............................       474           415        919      1,294      1,260
      Indirect auto loans (4) .......................        --            --         --         --         --
      Other consumer loans (4) ......................        --            --         --         --         --
                                                        -------       -------    -------    -------    -------
             Total non-accrual loans ................     5,734         6,514     14,464     14,322     13,039
Other real estate owned .............................       552         1,299      2,303      3,063      4,285
                                                        -------       -------    -------    -------    -------
             Total non-performing assets ............   $ 6,286       $ 7,813    $16,767    $17,385    $17,324
                                                        =======       =======    =======    =======    =======

Restructured loans (2) ..............................   $    --       $    --    $   235    $ 4,525    $ 4,181
                                                        =======       =======    =======    =======    =======
Allowance for loan losses as a percent of total loans      0.96%         1.14%      1.24%      1.32%      1.42%
Allowance for loan losses as a percent of total
      non-performing loans (3) ......................    293.48%       232.07%    101.92%     98.28%    103.72%
Non-performing loans as a percent of total loans ....      0.33%         0.49%      1.21%      1.34%      1.37%
Non-performing assets as a percent of total assets ..      0.30%         0.43%      1.03%      1.17%      1.23%


(1) Non-accrual loans include all loans 90 days or more past due and other loans which have been identified by Compass as presenting uncertainty with respect to the collectibility of interest or principal. See Note 4 for exception to this policy.
(2) Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) have been granted due to borrower's financial condition. The balances presented exclude restructured loans on non-accrual status.
(3)  Non-performing loans are comprised of non-accrual loans.
(4) Consumer loans, including indirect auto loans, are not placed on non-accrual status due to the expedited manner in which these loans are resolved and the immaterial balance of individual loans.

         During 1998, the balance of non-accrual loans decreased by $8.0 million. The majority of this decrease was attributable to two loan relationships. In one instance, the loan was repaid and, in the other, the borrower, whose payments had been current, also had shown improved operating performance sufficient to warrant an upgrade in loan classification and placement on accrual status.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through provisions for loan losses based on management's on-going evaluation of the risks inherent in Compass's loan portfolio. Factors considered in the evaluation process include growth of the loan portfolio, the risk characteristics of the types of loans in the portfolio, geographic and large borrower concentrations, current regional economic and real estate market conditions that could affect the ability of borrowers to pay, the value of underlying collateral and trends in loan delinquencies and charge-offs. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. See "-Delinquent Loans, Other Real Estate Owned, Classification of Assets and Loan Review."

The following table sets forth the activity in Compass's allowance for loan losses for the periods indicated:


                                                    YEAR ENDED
                                                    DECEMBER 31,               YEAR ENDED OCTOBER 31,
                                                    ------------               ----------------------
                                                       1999          1998         1997        1996         1995
                                                       ----          ----         ----        ----         ----
                                                                                 (IN THOUSANDS)
Balance at beginning of period ....................   $ 15,914     $ 14,742     $ 14,075    $ 13,524    $ 10,257
Provision for loan losses .........................      2,000        1,736        2,615       1,431         246
Acquired allowance ................................         --           --           --          --       3,541
Charge-offs:
         Mortgage loans:

             Residential ..........................         --          229          196         180         944
             Commercial ...........................         --          371          785         342         186
             Home equity ..........................         --           49           --         121          21
             Construction .........................         --           --           --          --          --
         Commercial loans .........................        379          213          688         156          59
         Indirect auto loans ......................      1,116          614          546         373         227
         Other consumer loans .....................        143          124          199         164         156
                                                      --------     --------     --------    --------    --------
                      Total charge-offs ...........      1,638        1,600        2,414       1,336       1,593
                                                      --------     --------     --------    --------    --------
Recoveries:
      Mortgage loans:
             Residential ..........................          5           32           73          33         402
             Commercial ...........................          6           41          134         204         506
             Home equity ..........................         --            3           --          --          --
             Construction .........................         --           --           --          --          --
      Commercial loans ............................        300          213           75         100           5
      Indirect auto loans .........................        185          113          144          70          93
      Other consumer loans ........................         56          114           40          49          67
                                                      --------     --------     --------    --------    --------
                      Total recoveries ............        552          516          466         456       1,073
                                                      --------     --------     --------    --------    --------
Net charge-offs ...................................     (1,086)      (1,084)      (1,948)       (880)       (520)
                                                      --------     --------     --------    --------    --------
Effect of difference in year-ends .................         --         (277)          --          --          --
                                                      --------     --------     --------    --------    --------
Balance at end of period ..........................   $ 16,828     $ 15,117     $ 14,742    $ 14,075    $ 13,524
                                                      ========     ========     ========    ========    ========

Ratio of net charge-offs
      to average loans ............................       0.07%        0.09%        0.17%       0.09%       0.06%
                                                      ========     ========     ========    ========    ========


         The following tables set forth the allocation of Compass's allowance for loan losses, the percent of allowance by loan category and the percent of loans to total loans in each of the categories listed at the dates indicated:


                                                             AT DECEMBER 31,                           AT OCTOBER 31,
                                                       ---------------------------------      ------------------------------------
                                                                  1999                                    1998
                                                       ---------------------------------      ------------------------------------
                                                                                PERCENT                             PERCENT
                                                                                OF LOANS                            OF LOANS
                                                                     PERCENT OF IN EACH                 PERCENT OF   IN EACH
                                                                     ALLOWANCE  CATEGORY                ALLOWANCE   CATEGORY
                                                                     TO TOTAL   TO GROSS                TO TOTAL    TO GROSS
                                                       AMOUNT        ALLOWANCE    LOANS       AMOUNT    ALLOWANCE    LOANS
                                                       ------        ---------    -----       ------    ---------    -----
                                                                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
     Residential ...................................   $ 4,455         26.5%      51.3%      $ 3,548       23.5%      47.7%
     Commercial real estate ........................     5,311         31.6       12.8         5,434       35.9       15.8
     Construction ..................................       547          3.3        4.1           818        5.4        4.8
     Home equity ...................................       197          1.2        1.5           220        1.5        2.1
Commercial loans ...................................     1,933         11.5        3.8         1,767       11.7        3.8
Indirect auto loans ................................     3,855         22.9       24.2         2,837       18.8       23.2
Other consumer loans ...............................       530          3.0        2.3           493        3.2        2.6
                                                       -------        -----      -----       -------      -----      -----
     Total .........................................   $16,828        100.0%     100.0%      $15,117      100.0%     100.0%
                                                       =======        =====      =====       =======      =====      =====


                                                                AT OCTOBER 31,
                                                      -------------------------------
                                                                   1997
                                                      -------------------------------
                                                                              PERCENT
                                                                              OF LOANS
                                                                PERCENT OF    IN EACH
                                                                 ALLOWANCE    CATEGORY
                                                                  TO TOTAL   TO GROSS
                                                      AMOUNT     ALLOWANCE     LOANS
                                                      ------     ---------     -----
                                                            (DOLLARS IN THOUSANDS)
Mortgage loans:
     Residential ...................................   $ 3,542      24.0%       51.9%
     Commercial real estate ........................     5,968      40.5        17.0
     Construction ..................................       716       4.8         5.0
     Home equity ...................................       217       1.5         2.3
Commercial loans ...................................     2,021      13.7         3.7
Indirect auto loans ................................     1,837      12.5        17.5
Other consumer loans ...............................       441       3.0         2.6
                                                       -------     -----       -----
     Total .........................................   $14,742     100.0%      100.0%
                                                       =======     =====       =====



                                                                                        AT OCTOBER 31,
                                                        ----------------------------------------------------------------------
                                                                       1996                             1995
                                                        ----------------------------------------------------------------------
                                                                               PERCENT                                 PERCENT
                                                                               OF LOANS                               OF LOANS
                                                                   PERCENT OF  IN EACH                  PERCENT OF     IN EACH
                                                                   ALLOWANCE   CATEGORY                 ALLOWANCE     CATEGORY
                                                                   TO TOTAL    TO GROSS                  TO TOTAL     TO GROSS
                                                        AMOUNT     ALLOWANCE    LOANS      AMOUNT       ALLOWANCE      LOANS
                                                        ------     ---------    -----      ------       ---------      -----
                                                                       (DOLLARS IN THOUSANDS)
Mortgage loans:
     Residential ...................................   $ 3,484        24.8%     51.5%   $   4,160          30.8%       53.1%
     Commercial real estate ........................     5,719        40.6      18.9        4,321          31.9        18.5
     Construction ..................................       535         3.8       4.6          585           4.3         3.2
     Home equity ...................................       239         1.7       2.8          508           3.8         3.4
Commercial loans ...................................     2,197        15.6       3.9        2,113          15.6         4.2
Indirect auto loans ................................     1,498        10.6      15.5        1,403          10.4        14.7
Other consumer loans ...............................       403         2.9       2.8          434           3.2         2.9
                                                       -------       -----     -----    ---------         -----       -----
     Total .........................................   $14,075       100.0%    100.0%   $  13,524         100.0%      100.0%
                                                       =======       =====     =====    =========         =====       =====


INVESTMENT ACTIVITIES

     The investment policy of Compass is reviewed and updated by senior management and submitted to the Board of Directors for their approval on an annual basis. The primary objective of the investment portfolio is to achieve a competitive rate of return on the investments over a reasonable period of time based on prudent management practices and sensible risk taking. In view of Compass's lending capacity and generally higher rates of return on loans, management prefers lending activities as its primary source of revenue with the securities portfolio serving a secondary role. The investment portfolio, however, is expected to continue to represent a relatively stable portion of Compass's assets, with such portfolio consisting of U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations, high quality corporate debt obligations and a limited amount of corporate equities. The portfolio will continue to serve Compass's liquidity needs as projected by management and as required by regulatory authorities.

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

         At December 31, 1999, Compass had $272.9 million, or 12.9% of total assets, in securities consisting primarily of U.S. Government and Agency obligations ($126.1 million), corporate bonds ($39.1 million), mortgage-backed securities ($67.8 million), collateralized mortgage obligations ($15.1 million), and marketable common and preferred equity securities ($10.0 million). Also included in investments is $14.9 million in restricted equity securities, $14.5 million of which is in the stock of the FHLB. To avail itself of services offered by that organization, in particular the ability to borrow funds, Compass is required to invest in the stock of the FHLB in an amount determined on the basis of Compass's residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends at the discretion of the FHLB.

         SFAS No. 115 requires Compass to designate its securities as held to maturity, available for sale or trading depending on Compass's intent regarding its investments at the time of purchase. As of December 31, 1999, $245.6, or 90.0% of the portfolio, was classified as available for sale, $12.4 million, or 4.5% of the portfolio, was classified as held to maturity and $14.9 million, or 5.5% of the portfolio, was invested in restricted equity securities. The net unrealized loss on securities classified as available for sale was $3.7 million, consisting of net unrealized losses of $5.9 million on debt securities partially offset by $2.2 million of net unrealized gains on marketable equity securities as of December 31, 1999.

         U.S. GOVERNMENT AND AGENCY OBLIGATIONS. At December 31, 1999, Compass's U.S. Government and Agency securities portfolio totaled $126.1 million, $113.7 million of which was classified as available for sale and $12.4 million of which was classified as held to maturity. There were no structured notes in the portfolio.

         CORPORATE BONDS. At December 31, 1999, Compass's portfolio of corporate bonds totaled $39.1 million, all of which was classified as available for sale. Compass policy requires that investments in corporate bonds be restricted only to those obligations rated "A" or better by a nationally recognized rating agency at the time of purchase and are confined only to those that are readily marketable. As of December 31, 1999, all corporate bonds were rated "A" or better.

         MORTGAGE-BACKED SECURITIES. At December 31, 1999, Compass's portfolio of mortgage-backed securities totaled $67.8 million. Such securities include issues guaranteed by either the Government National Mortgage Association, FNMA or FHLMC and securities issued by private entities which are not guaranteed ("non-agency issues"). All mortgage-backed securities were classified as available for sale. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. Mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings.

         COLLATERALIZED MORTGAGE OBLIGATIONS (CMOS). At December 31, 1999, Compass's portfolio of CMOs totaled $15.1 million. Such securities are issued by FNMA and FHLMC as well as non-agency issuers and are a form of mortgage-backed security. CMOs are structured with various payment tranches each with different maturities and cash flow patterns. Non-agency issues owned by Compass, which totaled $8.8 million at December 31, 1999, are generally collateralized by the issuer to achieve a credit rating of AA or better.

         MARKETABLE EQUITY SECURITIES. At December 31, 1999, Compass's marketable equity securities portfolio totaled $10.0 million, $7.0 million of which was in common stock, $2.3 million in preferred stock and $738,000 in mutual funds. Compass's policy requires that investments in common stock be confined to quality issuers that have a past record of profitability and growth with the prospect of continued performance. The policy requires that Compass invest in common stocks that are liquid and traded on major exchanges, and that a reasonable and prudent industry distribution of common stocks be maintained in the portfolio and be held for the long-term. Compass does not view short-term trading, short sales, margin transactions and option speculation as prudent investment policy objectives and does not permit them. Investments in preferred stocks, including money market preferred, auction preferred and adjustable-rate preferred, are subject to similar quality ratings and activities as common stocks.

         The following table sets forth certain information regarding the amortized cost and market value of the investment portfolio at the dates indicated:


                                                         AT DECEMBER 31,                                 AT OCTOBER 31,
                                             ----------------------------------------     ----------------------------------------
                                                     1999                  1998                  1998                  1997
                                             ----------------------------------------     ----------------------------------------
                                             AMORTIZED     MARKET   AMORTIZED  MARKET     AMORTIZED    MARKET   AMORTIZED   MARKET
                                                COST       VALUE      COST      VALUE        COST      VALUE      COST       VALUE
                                             ---------     ------   ---------  ------     ---------    ------   ---------   ------
                                                                                        (IN THOUSANDS)
Securities available for sale:
Debt securities:
      U.S. Government and
          Agency obligations ................ $117,937   $113,644   $123,390   $124,450   $109,128   $110,796   $128,711   $129,006
      Corporate bonds .......................   39,604     39,055     46,888     47,362     47,771     48,425     45,774     45,967
      Mortgage-backed securities ............   68,642     67,850     84,641     85,146     93,117     93,459     90,401     91,156
      Collateralized mortgage obligations ...   15,359     15,071     26,698     26,748     29,819     30,052     50,209     50,255
                                              --------   --------   --------   --------   --------   --------   --------   --------
             Total debt securities ..........  241,542    235,620    281,617    283,706    279,835    282,732    315,095    316,384
                                              --------   --------   --------   --------   --------   --------   --------   --------
Marketable equity securities:
      Common stocks .........................    4,656      6,975      6,184      7,977      1,118      2,332        792      2,207
      Preferred stocks ......................    2,400      2,250      2,400      2,417      5,400      5,400      1,000      1,000
      Mutual funds ..........................      708        738        395        400        472        468        305        305
                                              --------   --------   --------   --------   --------   --------   --------   --------
          Total marketable
             equity securities ..............    7,764      9,963      8,979     10,794      6,990      8,200      2,097      3,512
                                              --------   --------   --------   --------   --------   --------   --------   --------
          Total securities available for sale $249,306   $245,583   $290,596   $294,500   $286,825   $290,932   $317,192   $319,896
                                              ========   ========   ========   ========   ========   ========   ========   ========

Securities held to maturity:
      U.S. Government and
          Agency obligations ................ $ 12,408   $ 12,312   $ 12,693   $ 12,897   $ 13,694   $ 13,980   $ 12,633   $ 12,694
                                              ========   ========   ========   ========   ========   ========   ========   ========
Restricted equity securities:
      Federal Home Loan Bank
          of Boston stock ................... $ 14,478   $ 14,478   $  8,605   $  8,605   $  8,605   $  8,605   $  8,475   $  8,475
      Massachusetts Savings Bank
          Life Insurance Company stock ......      251        251        251        251        251        251        251        251
      Depositors Insurance Fund .............      179        179        179        179        179        179        179        179
      Other .................................       28         28         27         27         27         27         --         --
                                              --------   --------   --------   --------   --------   --------   --------   --------
          Total restricted equity securities  $ 14,936   $ 14,936   $  9,062   $  9,062   $  9,062   $  9,062   $  8,905   $  8,905
                                              ========   ========   ========   ========   ========   ========   ========   ========


         The following table sets forth certain information regarding the relative composition of the investment portfolio at the dates indicated:


                                                                                   AT DECEMBER 31,
                                                                 ------------------------------------------------
                                                                           1999                     1998
                                                                 ---------------------     ----------------------
                                                                 CARRYING      PERCENT     CARRYING      PERCENT
                                                                    VALUE     OF TOTAL      VALUE        OF TOTAL
                                                                    -----     --------      -----        --------
                                                                                 (DOLLARS IN THOUSANDS)

Debt securities:
      U.S. Government and agency obligations ...................   $126,052      46.2%     $137,143      43.4%
      Corporate bonds ..........................................     39,055      14.3        47,362      15.0
      Mortgage-backed securities ...............................     67,850      24.9        85,146      26.9
      Collateralized mortgage obligations ......................     15,071       5.5        26,748       8.4
                                                                   --------     -----      --------     -----
                       Total debt securities ...................    248,028      90.9       296,399      93.7
                                                                   --------     -----      --------     -----
Marketable equity securities ...................................      9,963       3.6        10,794       3.4
Restricted equity securities ...................................     14,936       5.5         9,062       2.9
                                                                   --------     -----      --------     -----
                       Total securities ........................   $272,927     100.0%     $316,255     100.0%
                                                                   ========     =====      ========     =====
Debt and equity securities
      available for sale .......................................   $245,583      90.0%     $294,500      93.1%
Debt securities held to maturity ...............................     12,408       4.5        12,693       4.0
Restricted equity securities ...................................     14,936       5.5         9,062       2.9
                                                                   --------     -----      --------     -----
                       Total securities ........................   $272,927     100.0%     $316,255     100.0%
                                                                   ========     =====      ========     =====




                                                                  AT OCTOBER 31,
                                              -----------------------------------------------------
                                                      1998                          1997
                                              --------------------        -------------------------
                                              CARRYING    PERCENT         CARRYING          PERCENT
                                                VALUE     OF TOTAL          VALUE          OF TOTAL
                                                -----     --------          -----          --------
                                                               (DOLLARS IN THOUSANDS)
Debt securities:
      U.S. Government and agency obligations   $124,490      39.7%         $141,639          41.5%
      Corporate and other obligations ......     48,425      15.4            45,967          13.5
      Mortgage-backed securities ...........     93,459      29.8            91,156          26.7
      Collateralized mortgage obligations ..     30,052       9.6            50,255          14.7
                                               --------     -----          --------         -----
                       Total debt securities    296,426      94.5          $329,017          96.4
                                               --------     -----          --------         -----
Marketable equity securities ...............      8,200       2.6             3,512           1.0
Restricted equity securities ...............      9,062       2.9             8,905           2.6
                                               --------     -----          --------         -----
                       Total securities ....   $313,688     100.0%         $341,434         100.0%
                                               ========     =====          ========         =====
Debt and equity securities
      available for sale ...................   $290,932      92.7%         $319,896          93.7%
Debt securities held to maturity ...........     13,694       4.4            12,633           3.7
Restricted equity securities ...............      9,062       2.9             8,905           2.6
                                               --------     -----          --------         -----
                       Total securities ....   $313,688     100.0%         $341,434         100.0%
                                               ========     =====          ========         =====


         The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of the investment portfolio as of December 31, 1999:


                                                       AFTER ONE YEAR     AFTER FIVE YEARS
                                  ONE YEAR OR LESS    THROUGH FIVE YEARS  THROUGH TEN YEARS  AFTER TEN YEARS         TOTAL
                                  ------------------  ------------------  -----------------  ----------------- -------------------
                                            WEIGHTED             WEIGHTED           WEIGHTED           WEIGHTED            WEIGHTED
                                 CARRYING    AVERAGE  CARRYING   AVERAGE  CARRYING  AVERAGE  CARRYING AVERAGE  CARRYING    AVERAGE
                                  VALUE       YIELD     VALUE     YIELD     VALUE    YIELD     VALUE    YIELD    VALUE      YIELD
                                 --------  ---------  -------     ------  -------- --------  -------- -------- --------   ---------
                                                      (DOLLARS IN THOUSANDS)
Securities available for sale:
Debt securities:
U.S. Government and
    Agency obligations .......   $32,722      5.69%    $18,602    7.19 %   $62,320   7.75%  $    --           $113,644      7.07%
Corporate obligations ........    16,522      6.29      17,280    7.05       5,253   7.14        --             39,055      6.74
Mortgage-backed securities
     and CMOs ................     1,429      6.30       4,006    6.85       8,425   6.44    69,061   6.05%     82,921      6.13
                                 -------               -------             -------          -------           --------
    Total debt securities ....    50,673      5.90      39,888    7.10      75,998   7.56    69,061   6.05     235,620      6.68
Marketable equity securities:
Common stocks ................                                                                                   6,975      2.32
Preferred stocks .............                                                                                   2,250      7.40
Mutual funds .................                                                                                     738      1.96
                                                                                                              --------
    Total marketable
         equity securities ...                                                                                   9,963      3.44
                                 -------               -------             -------          -------           --------      ----
    Total securities available
         for sale ............    50,673      5.90      39,888    7.10      75,998   7.56    69,061   6.05     245,583      6.55
                                 -------               -------             -------          -------           --------
Securities held to maturity:
U.S. Government and
    Agency obligations .......     1,000      5.54      11,408    5.71          --     --        --     --      12,408      5.70
                                 -------               -------             -------          -------           --------
Total securities held to
    maturity .................     1,000      5.54      11,408    5.71          --     --        --     --      12,408      5.70
                                 -------               -------             -------          -------           --------
Restricted equity securities:
Federal Home Loan
    Bank of Boston stock .....                                                                                  14,478      6.55
Massachusetts Savings
    Bank Life Insurance
    Company stock ............                                                                                     251      2.99
Depositors Insurance Fund ....                                                                                     179      6.60
Other ........................                                                                                      28      0.41
                                                                                                              --------
    Total restricted equity
          securities .........                                                                                  14,936      6.48
                                 -------               -------             -------          -------           --------      ----
Total securities .............   $51,673      5.89%    $51,296    6.79%    $75,998  7.56%  $69,061   6.05%    $272,927      6.51%
                                 =======               =======             =======         =======            ========


SOURCES OF FUNDS

         GENERAL. Compass uses deposits, repayments and prepayments of loans, proceeds from sales of loans and securities and proceeds from maturing securities, borrowings and cash flows generated by operations to fund its lending, investing and general operations. Deposits have historically represented Compass's primary source of funds. During 1999, Compass relied, to a greater extent, on borrowings to fund its lending, investing and general operations.

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

         At December 31, 1999, Compass's deposits of $1,515.6 million were comprised of $101.2 million of non-interest-bearing checking accounts and $1,414.4 million of interest-bearing deposit accounts, of which $736.9 million, or 52.1% were certificates of deposit. Of the total of certificates of deposit at December 31, 1999, $584.2 million, or 79.3% were scheduled to mature within one year. Based on Compass's monitoring of historical trends, its current pricing strategy for deposits and its general avoidance of brokered deposits, management believes that Compass will retain a significant portion of its certificates of deposit accounts upon maturity.

         Deposit flows are influenced greatly by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives. During the past few years, the strength of the stock market has adversely affected deposit flows within the banking industry as some customers have opted to place their funds in instruments, such as mutual funds, not directly offered by Compass (other than through its contractual relationship with INVEST Financial Corporation), rather than in deposit accounts which they perceive to have less attractive returns. During the last half of 1999, due to increases in interest rates initiated by the Federal Reserve Board, several area financial institutions have substantially increased the rates they pay for certificates of deposit. Such aggressive pricing has also adversely affected Compass's retention of this type of deposit.

         Compass competed for deposits in five distinct market areas during 1999 -- New Bedford, Fall River, Plymouth, Cape Cod and Martha's Vineyard. Compass has generally experienced steady deposit inflows during the last three years, primarily influenced by regional bank consolidations and its strong community bank image. Compass's strategy has been to grow deposit levels through targeted promotions, branch expansion and bank acquisition. Compass has expanded its presence in Plymouth with one new branch opened in 1995 and another in May 1998 and on Cape Cod with the opening of a new branch in Hyannis in September 1999. In addition, Compass improved its presence in the town of Westport with an upgraded branch in July 1998. Two new branches, as well as a new main office, are scheduled to be opened in 2000. In addition, one branch will undergo a major renovation in 2000.

         Compass places emphasis on sales of its products and quality of its service to attract and retain customers. During 1999, all branch managers and staff completed extensive sales training. Management measures the sales performance of customer service personnel based on the cross-sales of additional products and services above the initial product that the customer requests.

         In the interest of customer convenience and product alternatives, Compass maintains a "call center" with extended hours, staffed with individuals trained to answer telephone inquiries about customer accounts and about Compass's various products and services. Compass also utilizes a 24-hour automated touch-tone telephone voice response system, which allows customers to obtain information about their accounts, to make account transfers, to pay bills and to receive information about Compass's products and services. Compass offers relationship-based checking account products, entitled Flagship Checking, Compass 50 Checking and Preferred Checking, respectively, which offer packages of select benefits. Services to commercial customers also include a Sweep Account, Simple IRA accounts, a touch tone telephone electronic tax filing service and merchant credit card services.

         Compass uses direct mail and customer service personnel at each of its branches and at its main office to solicit deposits and advertises its deposits through the print media, on billboards and through radio and television. Compass began to offer its on-line banking services, including a new bill payment service, over the Internet in October 1998.

         Compass has a contract with INVEST Financial Corporation ("Invest") pursuant to which Invest offers Compass's customers investments in mutual funds and securities. Invest representatives work out of Compass's main office and branches and Compass's customer service personnel refer to Invest customers who are looking for such investments. Compass receives a portion of commissions earned by Invest from Invest's operations on Compass's premises. Such commissions amounted to $176,400 in 1999.

         The following table sets forth certain information regarding the distribution of the average balance of Compass's deposit accounts and the weighted average interest rate on each category of deposits during the periods indicated:


                                     YEAR ENDED DECEMBER 31, 1999     YEAR ENDED OCTOBER 31, 1998
                                     ----------------------------     ---------------------------
                                                PERCENT                          PERCENT
                                                OF TOTAL WEIGHTED                OF TOTAL  WEIGHTED
                                     AVERAGE     AVERAGE AVERAGE      AVERAGE    AVERAGE   AVERAGE
                                     BALANCE    DEPOSITS  RATE        BALANCE    DEPOSITS    RATE
                                     -------    -------- --------     -------    --------  --------
                                                       (DOLLARS IN THOUSANDS)
NOW accounts ..................   $  151,180      10.0%    0.97%    $  129,956       9.2%    1.27%
Savings accounts ..............      215,088      14.2     2.31        199,874      14.1     2.51
Money market savings accounts .      295,393      19.4     2.92        261,212      18.5     2.99
Non-interest-bearing demand
     checking accounts ........      118,956       7.9    --           102,047       7.2    --
                                  ----------     -----              ----------     -----
     Total transaction deposit
          accounts ............      780,617      51.5     1.93        693,089      49.0     2.09

Certificate of deposit accounts      734,995      48.5     5.19        720,590      51.0     5.70
                                  ----------     -----              ----------     -----
     Total average deposits ...   $1,515,612     100.0%    3.51%    $1,413,679     100.0%    3.93%
                                  ==========     =====              ==========     =====



                                      YEAR ENDED OCTOBER 31, 1997
                                    ------------------------------
                                               PERCENT
                                               OF TOTAL   WEIGHTED
                                    AVERAGE    AVERAGE    AVERAGE
                                    BALANCE    DEPOSITS    RATE
                                    -------    ---------  --------
                                        (DOLLARS IN THOUSANDS)
NOW accounts ..................   $  115,507       8.8%    1.32%
Savings accounts ..............      194,995      14.9     2.53
Money market savings accounts .      228,761      17.5     2.88
Non-interest-bearing demand
 checking accounts ............       97,136       7.4    --
                                  ----------     -----
 Total transaction deposit
  accounts ....................      636,399      48.6     2.05
Certificate of deposit accounts      672,652      51.4     5.69
                                  ----------     -----
Total average deposits ........   $1,309,051     100.0%    3.92%
                                  ==========     =====


         Compass had $157.1 million in certificates of deposit of $100,000 or more outstanding as of December 31, 1999, maturing as follows:


                                                                     WEIGHTED
                                                                      AVERAGE
MATURITY PERIOD                                          AMOUNT        RATE
                                                        --------     ---------
                                                         (DOLLARS IN THOUSANDS)
Three months or less ................................   $ 30,019      4.97%
Over three months through six months ................     44,643      5.15
Over six months through twelve months ...............     48,155      5.39
Over twelve months ..................................     34,296      5.58
                                                        --------
                                                        $157,113      5.28%
                                                        ========


BORROWINGS. Compass borrows funds from the FHLB. FHLB loans finance Compass's loans to low- and moderate-income borrowers and other funding needs. FHLB loans are collateralized primarily by certain of Compass's mortgage loans and mortgage-backed securities and by Compass's holdings of FHLB stock. The maximum amount that the FHLB will loan fluctuates from time to time based on the FHLB's policies. At December 31, 1999, Compass had approximately $394 million in available borrowing capacity with the FHLB that is contingent upon the purchase of additional FHLB stock.

         Compass had $271.9 million in advances from the FHLB as of December 31, 1999. The FHLB charges a fixed rate of interest on its loans.

The following table sets forth certain information regarding borrowed funds during the periods indicated:


                                                                     YEAR ENDED
                                                           -------------------------------
                                                           DECEMBER 31,      OCTOBER 31,
                                                            1999          1998        1997
                                                           -------        -----       -----
                                                                (DOLLARS IN THOUSANDS)
SHORT TERM BORROWINGS:
FHLB line of credit:
    Average balance .....................................   $ 11,964    $     --     $     --
    Maximum month end amount ............................     22,430          --           --
    Balance at end of period ............................     17,661          --           --
    Weighted average interest rate during the period.....       5.93%         --           --
    Weighted average interest rate at end of period......       4.90%         --           --
Securities sold under agreements to repurchase:
    Average balance .....................................   $ 16,971    $ 10,875     $  3,923
    Maximum month end amount ............................     22,466      14,830        9,533
    Balance at end of period ............................     21,126      14,830        9,533
    Weighted average interest rate during the period ....       4.01%       4.73%        4.70%
    Weighted average interest rate at end of period .....       4.00%       4.20%        4.75%
Treasury Tax and Loan Notes:
    Average balance .....................................   $  1,144    $  1,186     $  1,163
    Maximum month end amount ............................      2,112       2,070        2,117
    Balance at end of period ............................      2,000         971          164
    Weighted average interest rate during the period ....       4.37%       5.21%        5.00%
    Weighted average interest rate at end of period .....       4.52%       5.04%        5.41%
Total short term borrowings:
    Average balance .....................................   $ 30,079    $ 12,061     $  5,086
    Maximum month end amount ............................     46,895      15,801        9,742
    Balance at end of period ............................     40,787      15,801        9,697
    Weighted average interest rate during the period ....       4.79%       4.78%        4.77%
    Weighted average interest rate at end of period .....       4.42%       4.25%        4.76%
FEDERAL HOME LOAN BANK OF BOSTON ADVANCES:
    Average balance .....................................   $147,486    $103,066     $102,731
    Maximum month end amount ............................    271,900     116,879      126,457
    Balance at end of period ............................    271,900      85,111       96,607
    Weighted average interest rate during the period ....       5.86%       6.23%        6.25%
    Weighted average interest rate at end of period .....       5.81%       6.16%        6.25%


SUBSIDIARY ACTIVITIES

         LIGHTHOUSE SECURITIES CORPORATION. Lighthouse Securities Corporation ("Lighthouse") is a wholly-owned subsidiary of Seacoast Financial established in 1998 as a Massachusetts securities corporation. Lighthouse engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on Lighthouse investments securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by Compass. At December 31, 1999, Lighthouse had total assets of $25.1 million, consisting primarily of certificates of deposit maintained at Compass.

         CB SECURITIES CORPORATION. CB Securities Corporation ("CBS Corporation") is a wholly-owned subsidiary of Compass established in 1990 as a Massachusetts securities corporation. CBS Corporation engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on CBS Corporation's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by Compass. At December 31, 1999, CBS Corporation had total assets of $138.2 million, consisting primarily of cash maintained at Compass and investment securities.

         SANDWICH SECURITIES CORPORATION. Sandwich Securities Corporation ("Sandwich Corporation") is a wholly-owned subsidiary of Compass established in 1993 as a Massachusetts securities corporation. Sandwich Corporation engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on Sandwich Corporation's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by Compass. At December 31, 1999, Sandwich Corporation had total assets of $45.5 million, consisting primarily of cash maintained at Compass and investment securities.

         SEXTANT SECURITIES CORPORATION. Sextant Securities Corporation ("SSC" )is a wholly-owned subsidiary of Compass established in 1995 as a Massachusetts securities corporation. SSC engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on SSC's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by Compass. At December 31, 1999, SSC had total assets of $34.7 million, consisting primarily of cash maintained at Compass and investment securities.

         COMPASS CREDIT CORP. Compass Credit Corp. ("CC Corp.") is a wholly-owned subsidiary of Compass established in 1997 as a Massachusetts corporation. Through December 31, 1999, CC Corp. originated auto loans in Rhode Island through a network of auto dealers. CC Corp. is a licensed lender in Rhode Island. On December 31, 1999, CC Corp. sold its loan portfolio to Compass and is not expected to engage in auto loan origination activities in the future. At December 31, 1999, CC Corp. had total assets of $43.6 million, consisting primarily of an intercompany receivable.

         BUFFINTON BROOK REALTY CORPORATION. Buffinton Brook Realty Corporation ("BBR Corporation") is a wholly-owned subsidiary of Compass established in 1977 as a Massachusetts corporation. BBR Corporation purchases and holds real estate and is the owner of 100% of the common stock of Compass Preferred Capital Corporation ("Compass Preferred"). At December 31, 1999, BBR Corporation had total assets of $419.6 million, consisting primarily of its investment in Compass Preferred.

         COMPASS PREFERRED CAPITAL CORPORATION. Compass Preferred Capital Corporation ("Compass Preferred") is a subsidiary of BBR Corporation. It was established in 1998 to engage in real estate business activities (including the acquisition and holding of securities and real estate loans) that enable it to be taxed as a "real estate investment trust" under federal and Massachusetts tax laws. Compass Preferred had total assets of $421.2 million at December 31, 1999, $374.9 million of which were mortgage loans originated by Compass.

         THE SEXTANT CORPORATION. The Sextant Corporation (Sextant) is a wholly-owned subsidiary of Compass originally formed to purchase equipment on behalf of the Bank for tax favored purposes. Since then, Sextant was involved in real estate development activities and, at December 31, 1999, is holding for sale commercial condominium units with a carrying value of $672,000.

         THE 1855 CORPORATION. The 1855 Corporation ("1855 Corporation") is a wholly-owned subsidiary of Compass established in 1971 as a Massachusetts corporation. 1855 Corporation is principally engaged in the acquisition and holding of real estate used for banking purposes. At December 31, 1999, 1855 Corporation had total assets of $6.7 million of which $1.8 million consisted of real estate used for banking purposes and $3.5 million consisted of investments in subsidiaries.

         PURCHASE CORPORATION. Purchase Corporation, a wholly-owned subsidiary of 1855 Corporation, was established in 1981 as a Massachusetts corporation. Purchase Corporation acquires, manages and develops real estate, purchases equipment and makes investments. At December 31, 1999, Purchase Corporation had total assets of $2.4 million which consisted solely of cash maintained at Compass.

         NORTH FRONT STREET, INC. North Front Street, Inc. ("NFS, Inc.") is a wholly-owned subsidiary of 1855 Corporation established in 1991 as a Massachusetts corporation. NFS, Inc. acquires, manages, develops, rehabilitates, leases, finances, holds and makes real estate investments. At December 31, 1999, NFS, Inc. had total assets of $1.1 million which consisted solely of cash maintained at Compass.

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

         DIF. All Massachusetts-chartered savings banks are required to be members of the DIF, a corporation that insures savings bank deposits not covered by federal deposit insurance. The DIF is authorized to charge an annual assessment of up to 1/16th of 1% of a savings bank's deposits.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

         As an insurer, the FDIC charges deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the Commissioner an opportunity to take such action, and may terminate deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices or is in an unsafe or unsound condition. Based upon its assessable deposits, Compass expensed $225,000 in FDIC insurance premiums during 1999.

REGULATORY CAPITAL REQUIREMENTS

         FDIC-insured savings banks are subject to risk-based capital guidelines that establish a framework for making regulatory capital requirements more sensitive to the risk profiles of each institution. Compass is required to maintain certain levels of regulatory capital in relation to risk-weighted assets. The ratio of such regulatory capital to risk-weighted assets is referred to as Compass's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

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

ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS

         Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. Federal law and FDIC regulations permit certain exceptions to this restriction. For example, certain state-chartered banks, such as Compass, may continue to invest, up to certain limits, in common or preferred stock listed on a national securities exchange or the National Market System of Nasdaq, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. As of December 31, 1999, Compass held marketable equity securities with a carrying value of $9.2 million pursuant to this exception.

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

FEDERAL HOME LOAN BANK SYSTEM

         Compass is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks, that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of each Federal Home Loan Bank. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances to Compass from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB
 .

         As a member, Compass is required to purchase and maintain stock in the FHLB. At December 31, 1999, Compass owned $14.5 million of FHLB stock.

ITEM 2.  PROPERTIES

     At December 31, 1999 Compass conducted its business through 35 full-service branches, two seasonal high school offices, 37 branch and remote ATMs and three non-branch properties, including its corporate headquarters, an operations center and a mortgage origination office.

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

     In the Cape Cod market, Compass operates ten full-service branches, including two leased offices in Sandwich, leased offices in Buzzards Bay and South Yarmouth and owned offices in Pocasset, Falmouth, Hyannis (two), Chatham and Orleans. Compass also owns commercial condominiums in Sandwich previously used for loan operations which are currently being marketed for sale.

     In December 1998, Compass acquired several parcels of land in downtown New Bedford from the New Bedford Redevelopment Authority on which a five story office building with approximately 147,000 square feet of space is being constructed to house all employees other than retail branch and regional lending personnel. Compass's New Bedford main banking office will be located in the lobby of the new building. Construction of this new corporate headquarters is proceeding on schedule and on budget (approximately $20 million) with a planned occupancy of early summer of 2000. See Note 5 of the Notes to Consolidated Financial Statements included herein for additional information.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Seacoast Financial's common stock is traded on the Nasdaq National Market System under the symbol "SCFS". At March 17, 2000, there were 25,467,036 shares of common stock outstanding and approximately 6,216 shareholders of record. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms. As of that date, the closing sales price, as reported by Nasdaq, was $9 5/8.

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

     High and low sales prices and dividends declared, stated on a per share basis, since Seacoast Financial's initial public offering are as follows:


                                                                                      Dividends
                                                           High            Low        Declared
                                                        -----------    -----------   -----------
2000
First quarter (through March 17, 2000)..............    $ 10 1/8           $8 3/4        $0.06

1999
First quarter.......................................      11 1/4            9 3/4           --
Second quarter......................................      11 5/8            9 1/2           --
Third quarter.......................................      12 5/16           9 11/16       0.05
Fourth quarter......................................      11 1/4            9 9/16        0.05

1998
November 20 to December 31..........................       10 3/8           9 1/2           --


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Set forth below are the selected consolidated financial data of Seacoast Financial. The financial data are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of Seacoast Financial and Subsidiaries and notes thereto presented elsewhere herein.


                                                At December 31,                    At October 31
                                                                 --------------------------------------------------
                                                   1999 (1)         1998        1997         1996          1995
                                               ----------------- ----------- ----------- ------------  ------------
                                                                          (In thousands)
SELECTED FINANCIAL CONDITION DATA:
Total assets...................................   $  2,122,785   $ 1,806,523 $ 1,625,260 $  1,491,906  $  1,410,480
Loans (2)......................................      1,747,206     1,320,680   1,190,939    1,068,957       950,102
Allowance for loan losses......................         16,828        15,117      14,742       14,075        13,524
Debt securities (3):
     Available for sale........................        235,620       282,732     316,384      308,395       100,609
     Held to maturity..........................         12,408        13,694      12,633       11,752       243,273
Marketable equity securities...................          9,963         8,200       3,512        4,229         3,699
Deposits.......................................      1,515,622     1,531,663   1,360,962    1,270,857     1,237,696
Borrowed funds.................................        314,622       102,906     108,042       82,021        49,326
Stockholders' equity/Surplus...................        274,021       153,570     140,128      123,137       110,268
Net unrealized gain (loss) on securities
     available for sale, net of taxes,
     included in equity........................         (2,430)        2,558       1,741         (143)           44
Non-performing loans...........................          5,734         6,514      14,464       14,322        13,039
Non-performing assets..........................          6,286         7,813      16,767       17,385        17,324

SELECTED OPERATING DATA:
Interest income................................   $    137,952   $   122,934 $   115,949 $    106,435 $      97,145
Interest expense...............................         63,510        62,692      58,025       52,935        49,372
                                                  ------------   ----------- ----------- ------------ -------------
     Net interest income.......................         74,442        60,242      57,924       53,500        47,773
Provision for loan losses......................          2,000         1,736       2,615        1,431           246
                                                  ------------   ----------- ----------- ------------ -------------
     Net interest income after provision
     for loan losses...........................         72,442        58,506      55,309       52,069        47,527
Gains (losses) on sales of securities, net.....            164            67          92           60           (84)
Gains on sales of loans, net...................             56         1,755         717          431           134
Gain on pension plan termination...............          1,472            --          --           --            --
Other non-interest income......................          8,302         8,220       7,727        7,392         7,071
Other real estate owned expense, net...........             54           265         520          690         1,224
Other non-interest expense.....................         44,462        39,542      36,516       35,801        35,822
                                                  ------------   ----------- ----------- ------------ -------------
Income before income taxes.....................         37,920        28,741      26,809       23,461        17,602
Provision for income taxes.....................         13,394        10,651      10,165        9,169         6,680
                                                  ------------   ----------- ----------- ------------ -------------
Net income.....................................   $     24,526   $    18,090 $    16,644 $     14,292 $      10,922
                                                  ============   =========== =========== ============ =============

Earnings per share - diluted(9)................   $       0.97
                                                  ============
Cash dividends per share (9)...................   $       0.10
                                                  ============



                                                       Year Ended                Year Ended October 31,
                                                                        -------------------------------------------
                                                  December 31, 1999 (1)   1998        1997       1996       1995
                                                  --------------------- --------    --------   --------   ---------
SELECTED FINANCIAL RATIOS AND OTHER DATA (4):
Performance Ratios:
     Return on average assets........................      1.23%            1.06%       1.07%        .99%      .82%
     Return on average stockholders'
        equity/surplus...............................      8.97            12.00       12.66       12.27     10.45
     Stockholders' equity/surplus to total
        assets at end of period......................     12.91             8.50        8.62        8.25      7.82
     Net interest rate spread (5)....................      3.26             3.20        3.38        3.45      3.39
     Net interest margin (6).........................      3.93             3.72        3.88        3.92      3.78
     Average interest-earning assets to average
        interest-bearing liabilities.................    120.12           113.36      113.03      111.91    110.09
     Total non-interest expense to average assets....      2.24             2.34        2.37        2.54      2.77
     Efficiency ratio (7)............................     52.72            56.64       55.73       59.45     67.49
Regulatory Capital Ratios (4):
     Tier 1 leverage capital.........................     13.11             8.34        8.38        8.21      7.53
     Tier 1 risk-based-capital.......................     18.98            12.45       12.94       12.74     11.65
     Total risk-based capital........................     20.17            13.70       14.19       13.99     12.90
Asset Quality Ratios (4):
     Non-performing loans as a percent of
        loans (8)....................................       .33              .49        1.21        1.34      1.37
     Non-performing assets as a percent of
        total assets.................................       .30              .43        1.03        1.17      1.23
     Allowance for loan losses as a percent
        of loans.....................................       .96             1.14        1.24        1.32      1.42
     Allowance for loan losses as a percent of
        total non-performing loans...................    293.48           232.07      101.92       98.28    103.72
Number of Full-Service Customer Facilities (10)......        35               34          33          33        33


(1) In January 1999, the Board of Directors voted to change the Company's year-end to December 31. Selected consolidated financial data for the two month transition period ended December 31, 1998 is not presented herein. See the audited financial statements contained herein for the balance sheet as of December 31, 1998 and the results of operations for the two month period then ended.

(2) Loans are comprised of gross loan balances, less unearned discounts, loans held for sale and net unadvanced funds on loans plus net deferred loan origination costs and fees.

(3) In November 1995, Compass reclassified securities having a market value of $228.1 million from its held-to-maturity portfolio to its available-for-sale portfolio pursuant to a Financial Accounting Standards Board (the "FASB") interpretation of SFAS No. 115.

(4) Asset Quality Ratios and Regulatory Capital Ratios are end-of-period ratios. With the exception of end-of-period ratios, all ratios are based on average daily balances during the periods indicated.

(5) The net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(6) The net interest margin represents net interest income as a percentage of average interest-earning assets.

(7) The efficiency ratio represents the ratio of non-interest expenses to the sum of net interest income and non-interest income.

(8) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by Compass as presenting uncertainty with respect to the collectibility of interest or principal. It is Compass's policy to generally cease accruing interest on all such loans, except indirect auto loans and other consumer loans.

(9) Diluted earnings and cash dividends per share are inapplicable for periods prior to the Company's mutual to stock conversion in November 1998.

(10) In February 2000, Compass opened its 36th full service branch at Braley Road in New Bedford.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events could differ materially from those anticipated in the forward-looking statements. Important factors that might cause such a difference include, among other things, general economic conditions, particularly the real estate market, in the Company's primary market area, potential increases in the Company's non-performing assets (as well as increases in the allowance for loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation and supervision, including increased deposit insurance premiums or capital or reserve requirements, changes in interest rates, and increased competition and bank consolidations in the Company's market area. These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Form 10-K under "Management's Dicussion and Analysis of Financial Condition and Results of Operations" and "Business".

GENERAL

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

STOCK CONVERSION AND MERGER

     On November 20, 1998, the Company completed its mutual-to-stock conversion and initial public offering of common stock whereby 14,000,000 shares were sold at a purchase price of $10 per share. Net proceeds of the stock offering were $121.4 million.

     On December 4, 1998, the Company merged with Sandwich and issued 12,758,136 shares of its common stock in exchange for all of the outstanding common stock of Sandwich (other than shares owned by Seacoast Financial and fractional shares) based on an exchange ratio of 6.385 shares of Seacoast Financial common stock for each share of Sandwich common stock.

     The consolidated financial statements give retroactive effect to the merger in a transaction accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Seacoast Financial and Sandwich had always been combined.

CHANGE IN FISCAL YEAR-END

     In January 1999, the Board of Directors voted to change the Company's year-end from October 31 to December 31. The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations includes a comparison of financial condition at December 31, 1998 and October 31, 1998. The results of operations for the two month transition period ended December 31, 1998 are separately presented in the accompanying financial statements at page 50 of this Form 10-K. Unless otherwise indicated, all references to 1999 are for the calendar year ended December 31, 1999 and all references to 1998 and 1997 are for the fiscal years ended October 31.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND DECEMBER 31, 1998

     Total assets increased by $234.7 million, or 12.4%, from $1,888.1 million at December 31, 1998 to $2,122.8 million at December 31, 1999. This growth was due to a $343.2 million, or 24.4%, increase in loans, partially offset by a $43.3 million, or 13.7%, decrease in investment securities and a $72.0 million decrease in cash, federal funds sold and other short-term investments. Asset growth was funded primarily by a $215.8 million, or 218.4% increase in borrowings and, to a lesser extent, a $18.4 million, or 1.2% , increase in deposits.

     The increase in loans occurred primarily in Compass's indirect auto and residential mortgage loan portfolios. From December 31, 1998 to December 31, 1999, indirect auto loans (net of unearned discounts) increased by $101.7 million, or 31.7%. This growth is primarily attributable to the generally favorable interest rate environment and economic conditions which prevailed during the period and the continued emphasis of this area of lending. Residential mortgage loans increased by $199.4 million, or 28.6%, during 1999. Due to the favorable conditions cited above and the utilization of two loan correspondents with whom Compass originated $74.2 million in residential mortgage loans, Compass originated $323.9 million of residential mortgage loans in 1999, a 3.3% increase over 1998. The net growth in this portion of the loan portfolio was also affected by the strategy to retain in portfolio fixed rate mortgage loan originations that in recent years were generally sold in the secondary mortgage market.

     Total deposits at December 31, 1999 were $1,515.6 million, an increase of $18.4 million, or 1.2%, compared to $1,497.2 million at December 31, 1998. This modest increase included an increase in core deposits of $26.8 million, or 3.6%, partially offset by a decrease of $8.4 million, or 1.1%, in certificates of deposit. The increase in core deposits was primarily due to the expansion of the Compass brand to the Cape Cod market through the acquisition of the former Sandwich Bank in December 1998, partially offset by a continuing low interest rate environment wherein Compass competes against other instruments available to the public such as mutual funds and annuities. The decline in certificates of deposits reflects the same competitive factors which have impacted core deposit growth and, in addition, reflects aggressive price competition for such accounts among local financial institutions in reaction to rate increases initiated by the Federal Reserve Bank during the second half of the year.

     Total borrowed funds were $314.6 million at December 31, 1999 compared to $98.8 million at December 31, 1998, an increase of $215.8 million, or 218.4%. During the year ended December 31, 1999, Compass's net borrowings from the FHLB increased by $205.6 million and its retail repurchase agreements increased by $8.5 million. Management believes that it will continue to expand its FHLB borrowings to fund loan growth which is expected to exceed deposit growth throughout 2000.

     The increase in stockholders' equity of $2.5 million to $274.0 million at December 31, 1999 resulted from net income of $24.5 million for the year ended December 31 1999, partially offset by a $4.8 million decrease in net unrealized gains and losses (net of taxes) on securities available for sale, repurchases of common stock totaling $15.9 million and cash dividends of $2.5 million. During 1999, the Company announced two stock repurchase programs aggregating 2,231,900 shares. As of January 27, 2000, 1,468,500 shares had been repurchased leaving up to 763,400 shares for repurchase. Management expects to fully repurchase the remaining 763,400 shares under these programs during 2000.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND OCTOBER 31, 1998

     Total assets increased by $81.6 million, or 4.5%, from $1,806.5 million at October 31, 1998 to $1,888.1 million at December 31, 1998. This growth was entirely due to an $83.4 million, or 6.3% increase in loans. Asset growth was funded by the net proceeds of the stock offering which amounted to $121.4 million, of which $33.5 million at October 31, 1998 was included in deposits earmarked for the purchase of common stock in the stock offering.

     The increase in loans occurred primarily in the residential mortgage and indirect auto loan portfolios. From October 31, 1998 to December 31, 1998, residential mortgage loans increased by $56.4 million (exclusive of a transfer of loans previously classified as held-for-sale), or 9.0%, and indirect auto loans (net of unearned discounts) increased by $13.7 million, or 4.5%. The growth during the two months ended December 31, 1998 is generally attributable to the favorable interest rate environment and economic conditions which prevailed during this period and, more specifically, is due to the previously disclosed temporary change in practice, which began in November 1998, to retain in portfolio all fixed rate residential mortgage loan originations. The Company has continued to emphasize the origination of indirect auto loans through its network of automobile dealers causing the growth in this portfolio.

     Total deposits at December 31, 1998 were $1,497.2 million, a decrease of $34.5 million, or 2.3% compared to $1,531.7 million at October 31, 1998. As indicated above, a portion of the proceeds of the stock offering was funded by either deposit accounts of Bank customers or by non-customers who had funded their stock subscription with the Bank at October 31, 1998. Of the $121.4 million of net proceeds of the stock offering, $24.6 million was funded from the deposits of Bank customers and $31.9 million was funded from non-customer subscription accounts, of which $18.0 was held by the Bank as deposits at October 31, 1998. These funds, totaling $42.6 million, were transferred to stockholders' equity in November 1998 when the stock offering was completed. Exclusive of this transfer, deposits increased by less than 1% during the two months ended December 31, 1998, a cyclical period which has historically been one of modest deposit growth. Total borrowed funds were $98.8 million at December 31, 1998 compared to $102.9 million at October 31, 1998, a decrease of $4.1 million, or 4.0%.

     The increase in stockholders' equity of $117.9 million to $271.5 million at December 31, 1998 resulted from the net proceeds of the stock offering of $121.4 million partially offset by the net loss of $3.3 million for the two months ended December 31, 1998. As discussed more fully in Notes 2 and 5 to the accompanying consolidated financial statements, the net loss was caused by certain one time charges including merger costs of $6.8 million associated with the Sandwich acquisition and a writedown of banking premises and equipment of $2.0 million necessitated by the decision to consolidate most banking functions in a new corporate headquarters which will result in the ultimate disposal of several buildings currently in use.

COMPARISON OF FINANCIAL CONDITION AT OCTOBER 31, 1998 AND OCTOBER 31, 1997

     Total assets increased by $181.2 million, or 11.1%, from $1,625.3 million at October 31, 1997 to $1,806.5 million at October 31, 1998. This growth was due primarily to a $57.6 million, or 118.3%, increase in cash and cash equivalents and a $129.7 million, or 10.9%, increase in loans, partially offset by a $27.7 million, or 8.1%, decrease in investment securities. Asset growth was funded primarily by a $170.7 million, or 12.5%, increase in deposits.

     The increase in cash and cash equivalents at October 31, 1998 was primarily attributable to the receipt of significant funds being held in escrow in connection with the Company's subscription offering of stock.

     The increase in loans occurred primarily in Compass's indirect auto and residential mortgage loan portfolios. From October 31, 1997 to October 31, 1998, indirect auto loans (net of unearned discounts) increased by $98.7 million, or 47.5%. This growth is primarily attributable to the favorable interest rate environment and economic conditions which prevailed during the period and the continued emphasis of this area of lending. Residential mortgage loans increased by $11.7 million, or 1.9%, during 1998. Due to the favorable interest rate environment which prevailed, Compass originated $313.4 million of residential mortgage loans in 1998, a 84.8% increase over 1997. As the Bank continued to sell fixed rate loans with terms of 15 years or longer during 1998 and due to the high volume of loan refinancing attributable to lower interest rates, the net growth in this portion of the loan portfolio was constrained.

     Total deposits at October 31, 1998 were $1,531.7 million, an increase of $170.7 million, or 12.5%, compared to $1,361.0 million at October 31, 1997. The increase in deposits was primarily due to favorable economic conditions and the impact of escrowed deposits of $21.9 million received in the subscription offering portion of the Company's initial public offering of stock, partially offset by a continuing low interest rate environment wherein Compass competes against other instruments available to the public such as mutual funds and annuities. Total borrowed funds were $102.9 million at October 31, 1998 compared to $108.0 million at October 31, 1997, a decrease of $5.1 million, or 4.7%. During the year ended October 31, 1998, Compass's net borrowings from the FHLB decreased by $11.5 million and its retail repurchase agreements increased by $5.3 million.

     The increase in surplus of $13.4 million to $153.6 million at October 31, 1998 resulted from net income of $18.1 million for the year ended October 31, 1998 and a $1.0 million increase in unrealized gains (net of taxes) on securities available for sale, most of which pertained to the marketable equity securities portfolio, partially offset by elimination of the portion of the Company's pre-acquisition stock investment in Sandwich which had been purchased in 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     The Company's performance is primarily attributable to its level of net interest income. General economic conditions, corporate strategies, asset/liability management and the policies of regulatory authorities all have a significant impact on the level of net interest income achieved.

     During the period 1997 to 1999, the Company's net interest income increased from $57.9 million for the year ended October 31, 1997 to $74.4 for the year ended December 31, 1999, an increase of $16.5 million, or 28.5%. This achievement has been attributable to the Company's growth in average interest-earning assets and the increase in the ratio of interest-earning assets to interest bearing liabilities over that same period. The increase in such ratio is primarily attributable to the $121.4 of net proceeds from the Company's initial public stock offering in November 1998.

     During the period 1997 to 1999, the Company's interest rate spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) has declined slightly from 3.38% in 1997 to 3.26% in 1999. This decrease is primarily attributable to the relative increase in Compass's utilization of borrowings, rather than lower cost deposits, to fund asset growth.

   The following table presents average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the years indicated.


                                             Year Ended December 31                       Years Ended October 31,
                                       --------------------------------------------------------------------------------------------
                                                    1999                          1998                          1997
                                       --------------------------------------------------------------------------------------------
                                                             Average                       Average                         Average
                                        Average              yield/    Average              yield/    Average              yield/
                                        balance   Interest    cost     balance    Interest   cost     balance   Interest    cost
                                      ---------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
ASSETS:
  Interest-earning assets:
  Short-term investments............  $    8,206 $    377     4.59%  $   37,626 $   2,198    5.84 % $   27,983 $  1,600     5.72%
  Debt securities (1)...............     265,204   16,086     6.07      311,921    18,358    5.89      326,788   20,013     6.12
  Equity securities (1).............      21,875    1,271     5.81       17,259       796    4.61       11,000      632     5.75
  Mortgage loans (2)................   1,121,684   84,235     7.51      928,739    74,862    8.06      872,174   72,248     8.28
  Commercial loans (2)..............      66,178    5,846     8.83       44,672     4,333    9.70       43,237    4,203     9.72
  Indirect auto loans...............     373,088   27,017     7.24      245,679    19,423    7.91      180,600   14,497     8.03
  Other consumer loans..............      36,833    3,120     8.47       33,177     2,964    8.93       30,549    2,756     9.02
                                      ---------- --------            ---------- ---------           ---------- --------
     Total interest-earning assets..   1,893,068  137,952     7.29    1,619,073   122,934    7.59    1,492,331  115,949     7.77
                                                 -------- --------              --------- -------              -------- --------
  Allowance for loan losses.........     (16,153)                       (14,696)                       (14,409)
  Non-interest earning assets.......     109,540                         96,320                         84,777
                                      ----------                     ----------                     ----------
     Total assets...................  $1,986,455                     $1,700,697                     $1,562,699
                                      ==========                     ==========                     ==========
LIABILITIES AND EQUITY:
  Interest-bearing liabilities:
  Deposits:
     NOW accounts...................  $  151,180 $  1,466     0.97%  $  129,956 $   1,650    1.27 %  $ 115,507 $  1,523     1.32%
     Savings accounts...............     215,088    4,978     2.31      199,874     5,019    2.51      194,995    4,926     2.53
     Money market savings
       accounts.....................     295,393    8,638     2.92      261,212     7,823    2.99      228,761    6,597     2.88
     Certificates of deposit........     734,995   38,171     5.19      720,590    41,075    5.70      672,652   38,277     5.69
                                      ---------- --------            ---------- ---------           ---------- --------
       Total deposits...............   1,396,656   53,253     3.81    1,311,632    55,567    4.24    1,211,915   51,323     4.23
                                      ---------- --------            ---------- ---------           ---------- --------
  Borrowed funds:
     Short-term borrowings (3)......      31,896    1,610     5.05       13,744       723    5.26        5,670      283     4.99
     FHLB advances..................     147,486    8,647     5.86      102,843     6,402    6.23      102,732    6,419     6.25
                                      ---------- --------            ---------- ---------           ---------- --------
       Total borrowings.............     179,382   10,257     5.72      116,587     7,125    6.11      108,402    6,702     6.18
                                      ---------- --------            ---------- ---------           ---------- --------
       Total interest-bearing......
              liabilities...........   1,576,038   63,510     4.03    1,428,219    62,692    4.39    1,320,317   58,025     4.39
                                                 -------- --------              --------- -------              -------- --------
  Non-interest bearing demand
     checking accounts..............     117,416                        102,270                         97,131
  Other liabilities.................      19,542                         19,440                         13,758
                                      ----------                     ----------                     ----------
     Total liabilities..............   1,712,996                      1,549,929                      1,431,206
  Stockholders' equity / surplus....     273,459                        150,768                        131,493
                                      ----------                     ----------                     ----------
     Total liabilities and
       stockholders' equity /
       surplus......................  $1,986,455                     $1,700,697                     $1,562,699
                                      ==========                     ==========                     ==========
  Net interest income/interest rate
     spread (4).....................             $ 74,442     3.26%             $  60,242    3.20 %            $ 57,924     3.38%
                                                 ======== ========              ========= =======              ======== ========
  Net interest margin (5)...........                          3.93%                          3.72 %                         3.88%
                                                          ========                        =======                       ========
  Ratio of interest-earning assets
     to interest-bearing
     liabilities....................                        120.12%                        113.36 %                       113.03%
                                                          ========                        =======                       ========


---------------------------
(1) Average balances include unrealized gains on securities available for sale. Equity securities include marketable equity securities and restricted\ equity securities.
(2)  Loans on non-accrual status are included in the average balances.
(3)  Short-term borrowings include immaterial balances of other borrowings.
(4) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

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


                                                               Year Ended                       Year ended
                                                            December 31, 1999                October 31, 1998
                                                               compared to                      compared to
                                                               year ended                       year ended
                                                            October 31, 1998                 October 31, 1997
                                                   -------------------------------  -------------------------------
                                                      Increase (decrease) due to      Increase (decrease) due to
                                                   -------------------------------  -------------------------------
                                                     Volume     Rate        Net       Volume       Rate      Net
                                                   --------- ----------  ---------  ---------   ---------  --------
                                                                           (In thousands)
Interest-earning assets:
  Short-term investments........................   $  (1,430)$     (391)  $ (1,821) $     563   $      35  $    598
  Debt securities...............................      (2,819)       547     (2,272)      (891)       (764)   (1,655)
  Equity securities.............................         241        234        475        307        (143)      164
  Mortgage loans................................      14,753     (5,380)     9,373      4,597      (1,983)    2,614
  Commercial loans..............................       1,929       (416)     1,513        139          (9)      130
  Indirect auto loans...........................       9,344     (1,750)     7,594      5,148        (222)    4,926
  Other consumer loans..........................         315       (159)       156        234         (26)      208
                                                   --------- ----------  ---------  ---------   ---------  --------
     Total interest-earning assets..............   $ 22,333  $   (7,315) $  15,018  $  10,097   $  (3,112) $  6,985
                                                   --------- ----------  ---------  ---------   ---------  --------

Interest-bearing liabilities:

  Deposits:
     NOW accounts...............................   $     243 $     (427) $    (184) $     185   $     (58) $    127
     Savings accounts...........................         367       (408)       (41)       123         (30)       93
     Money market savings accounts..............       1,003       (188)       815        964         262     1,226
     Certificates of deposit....................         808     (3,712)    (2,904)     2,732          66     2,798
                                                   --------- ----------  ---------  ---------   ---------  --------
       Total deposits...........................       2,421    (4,735)     (2,314)     4,004         240     4,244
                                                   --------- ----------  ---------  ---------   ---------  --------
  Borrowed funds:

     Short-term borrowings......................         917        (30)       887        424          16       440
     FHLB advances..............................       2,622       (377)     2,245         21         (38)      (17)
                                                   --------- ----------  ---------  ---------   ---------  --------
       Total borrowings.........................       3,539       (407)     3,132        445         (22)      423
                                                   --------- ----------  ---------  ---------   ---------  --------
       Total interest-bearing liabilities.......       5,960     (5,142)       818      4,449         218     4,667
                                                   --------- ----------  ---------  ---------   ---------  --------
  Net change in net interest income.............   $  16,373 $   (2,173) $  14,200  $   5,648   $  (3,330) $  2,318
                                                   ========= ==========  =========  =========   =========  ========


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND OCTOBER 31, 1998

     GENERAL. Net income was $24.5 million in 1999 compared to $18.1 million in 1998, an increase of $6.4 million or 35.4%. Due primarily to an increase in average interest-earning assets of $274.0 million, or 16.9%, net interest income increased by $14.2 million, or 23.6%, from $60.2 million in 1998 to $74.4 million in 1999. The other significant factors affecting the change in net income was an increase of $264,000 in the provision for loan losses and an increase of $4.7 million in non-interest expense. The Company's effective rate declined to 35.3% in 1999 from 37.1% in 1998.

     INTEREST INCOME. Interest income was $138.0 million in 1999, compared to $122.9 million in 1998, an increase of $15.1 million, or 12.3%. This increase in interest income resulted exclusively from average interest-earning asset growth of $274.0 million or 16.9%. The yield on interest-earning assets decreased 30 basis points in 1999 from 7.59% in 1998 to 7.29% in 1999. A significant portion of the increase in average interest-earning assets was attributable to the indirect auto loan portfolio, which increased from $245.7 million at October 31, 1998 to $373.1 million at December 31, 1999, and the mortgage loan portfolio, which increased from $928.7 million to $1,121.7 million, at those dates, respectively.

     The net proceeds of the November 1998 stock offering of $121.4 million had a significant impact on the Company's interest income. Of the increase of $15.1 million in interest income in 1999, approximately $6.5 million was attributable to the earnings on the use of the net proceeds of the stock offering after consideration of the impact of stock repurchases.

     INTEREST EXPENSE. Interest expense increased by $818,000, or 1.3%, from $62.7 million in 1998 to $63.5 million in 1999. The increase resulted from a $147.8 million, or 10.3%, increase in average interest-bearing liabilities partially offset by a 36 basis point decrease in the average rate paid on such liabilities. Total average interest-bearing deposits increased by $85.0 million, or 6.5%, with most of the increase occurring in lower cost core deposits. Because of the level of loan growth, Compass increased its advances from the FHLB with the average amount of such borrowings outstanding increasing by $44.7 million, or 43.5%, from $102.8 million in 1998 to $147.5 million in 1999.

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

      The provision for loan losses increased by $264,000, or 15.2%, from $1.7 million in 1998 to $2.0 million in 1999. The total allowance of $16.8 million at December 31, 1999 represented .96% of total loans, a decrease from 1.14% at October 31, 1998. This decrease reflects the impact of the 24.4% growth in the loan portfolio in 1999 which growth has occurred in the historically less risky residential mortgage loan and indirect auto loan portfolios. At December 31, 1999, the allowance for loan losses as a percentage of non-performing loans was 293.5% compared to 232.1% at December 31, 1998.

     NON-INTEREST INCOME. Non-interest income is comprised of fees and charges for bank services, net interchange fees on the processing of merchant credit card receipts, gains or losses from sales of assets, loan servicing fees and other income resulting from various types of banking transactions. Total non-interest income was $10.0 million in 1999 and 1998. Included in non-interest income in 1999 is a $1.5 million gain on termination of the Bank's pension plan. Exclusive of this non-recurring item, non-interest income declined $1.5 million due entirely to a $1.6 million decrease in gains on the sale of loans and investments. Such decline is a result of the change in practice, beginning in November 1998, whereby Compass is no longer selling fixed rate residential mortgage loans with terms of 15 years or longer in the secondary mortgage market.

     As a result of the decision to terminate its defined benefit pension plan and to enhance its 401(k) plan, Compass expects to realize annual savings of approximately $450,000 beginning in 2000 and a non-recurring settlement gain of approximately $1.5 million in 2000.

     NON-INTEREST EXPENSE. Non-interest expense increased by $4.7 million, or 11.8%, from $39.8 million for the year ended October 31, 1998 to $44.5 million for the year ended December 31, 1999. Of this increase, $1.1 million related to salaries and employee benefits, which rose 4.9% to $22.4 million in 1999. This increase is attributable to overall salary increases averaging 4% in 1999, costs associated with the ESOP established in November 1998 ($585,000) and restricted stock awarded in July 1999 ($637,000), partially offset by elimination of certain executive positions at the former Sandwich Bank.

     Occupancy and equipment expenses increased $738,000, or 14.5%, to $5.8 million for the year ended December 31, 1999. This increase was due to an increase in rent expense and depreciation attributable to the relocation of the Bank's Operations and Consumer Lending Departments and the opening of new branches in Plymouth and Hyannis.

     Data processing expenses increased $1.2 million, or 37.8%, to $4.5 million for the year ended December 31, 1999. This increase was due to a number of factors such as new services, including imaging, laser printing and Internet services, the installation of additional communication lines and related network changes, outsourcing of cash letter processing, Y2K compliance costs, expansion of the ATM network on Cape Cod and volume-related core processing costs due to increases in loans and deposits.

     Marketing expenses increased $382,000, or 18.4%, to $2.5 million for the year ended December 31, 1999. This increase was due to lower than normal marketing costs at the former Sandwich Bank in the 1998 period due to the impending merger with the Company and increased costs in 1999 associated with a program to attract new customers affected by the branch divestiture required by the Fleet/BankBoston merger.

     Professional services expenses increased $669,000, or 51.2%, to $2.0 million for the year ended December 31, 1999. This increase was primarily due to costs associated with being a public company as well as costs incurred to develop the Bank's strategic plan, assess business expansion opportunities, implement the stock award program, implement the dividend reinvestment and stock purchase plan and review the defined benefit pension plan.

     Other non-interest expenses increased $441,000, or 6.5%, for the year ended December 31, 1999. This increase was due primarily to certain nonrecurring costs associated with the merger with Sandwich.

     INCOME TAXES. Total income tax expense was $13.4 million in 1999 compared to $10.7 million in 1998. The effective tax rate was lower in 1999 (35.3%) than in 1998 (37.1%) primarily because of greater utilization of non-bank subsidiaries that were taxed at a lower rate for state tax purposes and an increase in federal low income housing tax credits.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1997

     GENERAL. Net income increased by $1.5 million or 8.7%, from $16.6 million for the year ended October 31, 1997 to $18.1 million for the year ended October 31, 1998. The improvement was attributable to higher net interest income of $2.3 million, a $879,000 decrease in the provision for loan losses due to a continuation of the favorable trends in the various factors considered by management in evaluating the adequacy of the allowance for loan losses and an increase in net gains on sales of loans of $1.0 million. Also impacting the change in net income was an increase of $2.8 million in non-interest expense due to higher salaries, occupancy and equipment expenses, data processing expenses and marketing costs. The increase in net interest income was due to growth in average interest-earning assets.

     INTEREST INCOME. Interest income for the year ended October 31, 1998 was $122.9 million, compared to $115.9 million for the year ended October 31, 1997, an increase of $7.0 million, or 6.0%. All of the increase in interest income resulted from growth in average interest-earning assets of $126.7 million, or 8.5% as the yield on interest-earning assets decreased 18 basis points in 1998 from 7.77% in 1997 to 7.59% in 1998. The principal areas of growth related to real estate loans (up $56.6 million, or 6.5%) and indirect auto loans (up $65.1 million, or 36.1%). Most of the real estate loan growth resulted from increased originations of one- to four-family real estate loans. The increase in indirect auto loans resulted from an improved economic environment within Compass's local markets, the expansion of such lending into Rhode Island and the continued emphasis of this area of lending.

     INTEREST EXPENSE. Interest expense for the year ended October 31, 1998 was $62.7 million, compared to $58.0 million for the year ended October 31, 1997, an increase of $4.7 million, or 8.1%. This increase resulted entirely from a higher average balance of interest-bearing liabilities (up $107.9 million, or 8.2%). Average interest-bearing deposit balances increased $99.7 million, or 8.2%, primarily as a result of the introduction and promotion of relationship-based retail checking account products in 1996 and 1997.

     Compass increased its average borrowings from both the FHLB and customers under retail repurchase agreements during the year ended October 31, 1998. Interest expense on borrowed funds increased $423,000, or 6.3%, in the year ended October 31, 1998 due to an $8.2 million, or 7.6%, increase in the average balance of such funds to $116.6 million, which was partially offset by an 7 basis point reduction in the average rate paid on borrowed funds to 6.11% in 1998 compared to 1997.

     PROVISION FOR LOAN LOSSES. Compass provided $1.7 million for loan losses in the year ended October 31, 1998 compared to $2.6 million in the year ended October 31, 1997, a decrease of $879,000, or 33.6%. The total allowance of $15.1 million at October 31, 1998 represented 1.14% of total loans, a decrease from 1.24% at October 31, 1997. These decreases were primarily influenced by a reduction in the balance of adversely classified loans and fewer delinquencies.

     NON-INTEREST INCOME. Total non-interest income was $10.0 million for the year ended October 31, 1998 compared to $8.5 million for the year ended October 31, 1997, an increase of $1.5 million, or 17.6%. The increase resulted primarily from an increase of $1.0 million in the gain on sale of mortgage loans, from $717,000 in the year ended October 31, 1997 to $1.8 million in the year ended October 31, 1998. With the reduction in interest rates on 15- and

30-year fixed rate mortgages which occurred in 1997 and 1998, the volume of fixed-rate mortgage loan originations increased which contributed to this increase. Also, Compass earned $270,000 of fees in 1998 under a new relationship with an outside vendor which processes its official checks. This fee is determined based on the average length of time such checks, which are drawn on the account of the outside vendor, remain outstanding. Prior to 1998, income on such float was classified as interest income.

     NON-INTEREST EXPENSE. Non-interest expense increased by $2.8 million, or 7.6%, from $37.0 million for the year ended October 31, 1997 to $39.8 million for the year ended October 31, 1998. Of this increase, $1.4 million related to compensation and employee benefits, which rose 7.2% to $21.3 million for the year ended October 31, 1998. The higher level of compensation and employee benefits was caused by overall salary increases averaging 4%, increased commissions related to higher mortgage loan originations, an increase in incentive compensation and other employee benefits as well as staffing increases in the lending area and in a new branch opened in May 1998.

     Occupancy and equipment expenses increased $239,000, or 4.9%, to $5.1 million for the year ended October 31, 1998. This increase was primarily due to an increase in rent expense attributable to the relocation of the Bank's Operations Department, the opening of a new branch, an upgraded branch and a one-time reduction in rent expense in 1997 of $36,000 attributable to a leased facility no longer utilized.

     Data processing expenses increased $430,000, or 15.2%, to $3.3 million for the year ended October 31, 1998. This increase was due to new services, including laser printing and Internet services, and volume-related increases in loans and deposits.

      Marketing expenses increased $301,000, or 17.0%, to $2.1 million for the year ended October 31, 1998. This increase was primarily attributable to advertising campaigns related to the Roth IRA accounts allowed by changes in the tax law, the advertising of Compass's Preferred Checking account and Flagship Money Market programs, promotion of the new Plymouth branch and on-line banking capabilities through the Internet.

     Other non-interest expenses increased $423,000, or 6.7%, for the year ended October 31, 1998. Included in other non-interest expense in 1997 and 1998 were recoveries of life insurance premiums from an insurance company which emerged from receivership in 1997. The net impact of the resolution of this matter resulted in an unfavorable change in non-interest expense in 1998 compared to 1997 of $273,000. In addition, increases in office supplies, charitable contributions and telephone expenses also caused the overall increase in non-interest expenses in the year ended October 31, 1998. Partially offsetting these increases was a decrease of $255,000 in OREO expense due to the continuation of the decline in the number of properties held as OREO and stable real estate market values.

     INCOME TAXES. Income tax expense was $10.7 million for the year ended October 31, 1998, an increase of $486,000, or 4.8%, compared to the 1997 period. The effective tax rate was 37.1% in 1998 compared to 37.9% in 1997 which decrease was caused by the greater utilization of non-bank subsidiaries that were taxed at a lower rate for state tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Compass's liquidity, represented by cash and cash equivalents and debt securities is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, borrowings, principal and interest payments on outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates and, in the case of deposits, other instruments available to the public such as mutual funds and annuities.

     As a voluntary number of the FHLB of Boston, Compass is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and Agency securities and funds on deposit at the FHLB. At December 31, 1999, Compass had $394 million in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity may also be impacted by regulatory capital requirements.

     Liquidity management is both a daily and long term function of business management. The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At December 31, 1999, the Company maintained cash and due from banks, short-term investments and debt securities maturing within one year of $112.1 million, or 5.3% of total assets. Compass invests excess funds, if any, in federal funds sold which provides liquidity to meet lending requirements.

     At December 31, 1999, construction of the Bank's new corporate headquarters was in-progress. At that date, the estimated remaining construction and related costs to be incurred were $13.5 million. Compass believes it has adequate sources of liquidity to fund these expenditures.

     At December 31, 1999, Compass had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $180.5 million. Compass anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from December 31, 1999 amounted to $584.2 million. Compass expects that substantially all maturing certificate accounts will be retained by Compass at maturity, although the percentage retained may be below historical levels due to increased price competition for these deposits.

     Compass's Tier 1 capital measured 15.8% of risk-weighted assets at December 31, 1999. Total capital, including the Tier 2 allowance for loan losses, was 17.0% of risk weighted assets. The leverage ratio was 10.9%. These ratios placed Compass in the "well capitalized" category according to regulatory standards.

     The Company's Tier 1 capital measured 19.0% of risk-weighted assets at December 31, 1999. Total capital, including the Tier 2 allowance for loan losses, was 20.2% of risk-weighted assets. The leverage ratio was 13.1%. These ratios placed the Company in excess of regulatory standards set forth by the Federal Reserve Board.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" which is effective for fiscal years beginning after June 15, 2000. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Management does not anticipate that the adoption of this statement will have a material impact on the financial position or operating results of the Company.

YEAR 2000 ISSUE

     The Year 2000 issue (commonly referred to as "Y2K") is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. The Y2K issue, which was common to most corporations, including banks, concerns the inability of information systems, primarily (but not exclusively) computer software programs, to properly recognize and process date-sensitive information as the Year 2000 approaches and beyond. The following constitutes the Company's Y2K readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.

     Compass took numerous remedial steps over the past several years to prepare for the change of century. These steps included forming a Y2K Project Team to develop and implement a Y2K Action Plan; replacing or upgrading noncompliant hardware and software; working with third party service bureaus and other vendors to ensure that

Compass's mission critical information systems were Y2K compliant; and establishing contingency plans in the event that an unforseen problem were to arise.

     Compass has experienced no problems or issues relating to Y2K as of the date of this report. Compass's technology infrastructure performed without any disruption, loss of data or customer inconvenience during "rollover weekend", which was the period from Friday, December 31, 1999 through the opening of normal business activities on Monday, January 3, 2000. Extensive monitoring and testing was performed with service bureaus and key outside vendors to satisfy connectivity and performance requirements. There were no Y2K reportable incidents that weekend or thereafter. All mission critical systems that included hardware, software, program interfaces, operating systems as well as other mechanical or computer-generated requirements, including Compass's main central processing system and network performed normally, as expected. Bank customers were able to make deposits to or withdrawals from deposit accounts, credit loan payments, apply for new loans, etc., and engage in normal banking activities. The Y2K Project Team will continue to monitor performance of mission critical systems in 2000 for potential Y2K issues.

     The chief components of Compass's expense related to the Y2K issue has been the replacement of personal computer equipment and the purchase or upgrade of third-party software. External maintenance and internal modification costs have been expensed as incurred. Costs of new hardware and software have been capitalized and are being depreciated in accordance with Compass's policies. Management expended approximately $1.1 million on its Year 2000 readiness efforts through December 31, 1999 of which $907,000 was for capitalizable items.

     Compass completed five mailings of Y2K information to all customers with statement accounts. Also, letters have been sent to major commercial loan customers and automobile dealerships informing them of the Year 2000 Issue and how it can impact businesses. An overall assessment of the Y2K readiness of Compass's commercial loan customers was completed in October 1998, with an overall assessment of low to medium risk. The Bank will continue to monitor its large commercial loan relationships through account officers contact programs. To date, Compass is not aware that any of its commercial loan customers have encountered any material Y2K problems with their computer systems. If Compass's commercial customers are not Year 2000 compliant and suffer adverse effects on their operations, their ability to meet their obligations to the Bank could be adversely affected.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     GENERAL. The chief market risk factor affecting the financial condition and operating results of Seacoast Financial and Compass is interest rate risk. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given Compass's capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board. Through such management, Compass seeks to reduce the vulnerability of its net earnings to changes in interest rates. Compass's Asset/Liability Committee, comprised of senior management, is responsible for managing interest rate risk and reviewing with Compass's Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on Compass's and Seacoast Financial's operating results, Compass's interest rate risk position and the effect changes in interest rates would have on Compass's net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

     The principal strategies Seacoast Financial and Compass use to manage interest rate risk include (i) emphasizing the origination and retention of adjustable-rate loans, origination of indirect auto loans which have relatively short maturities and origination of loans with maturities at least partially matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and (iii) classifying a significant majority of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

     Seacoast Financial quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. Compass's internal guidelines on interest rate risk specify that for every 100 basis points immediate shift in interest rates, its estimated net interest income over the next 12 months should decline by less than 5%.

     In utilizing a 300 basis point increase in rates in its simulation model, the full impact of annual rate caps of 200 basis points common to most adjustable rate mortgage loan products is considered. The rate shocks used assume an instantaneous and parallel change in interest rates. Prepayment speeds for loans are based on published median dealer forecasts for each interest rate scenario.

     As of December 31, 1999, Seacoast Financial's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:


                                                    PERCENTAGE CHANGE IN ESTIMATED
                                                      NET INTEREST INCOME OVER:
                                           ------------------------------------------------

                                                   12 MONTHS               24 MONTHS
                                           ------------------------------------------------
300 basis point increase in rates                   (14.40%)               (12.82%)

200 basis point decrease in rates                    (1.89%)                (6.17%)



     Based on the scenario above, net income would be adversely affected (within Compass's internal guidelines) in both the twelve and twenty-four month periods. For each one percentage point change in net interest income, the effect on net income would be $524,000, assuming a 37% tax rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


HISTORICAL FINANCIAL STATEMENTS:                                                                            PAGE


Reports of Independent Public Accountants.................................................................  47


Consolidated Balance Sheets as of December 31, 1999 and 1998 and October 31, 1998.........................  49


Consolidated Statements of Income for the Year Ended December 31, 1999, the Two Months Ended December
31, 1998 and the Years Ended October 31, 1998 and 1997....................................................  50


Consolidated Statements of Changes in Stockholders' Equity for the Year Ended December 31, 1999, the Two
Months Ended December 31, 1998 and the Years Ended October 31, 1998 and 1997..............................
                                                                                                            51

Consolidated Statements of Cash Flows for the Year Ended December 31, 1999, the Two Months
Ended December 31, 1998 and the Years Ended October 31, 1998 and 1997.....................................  52

Notes to Consolidated Financial Statements................................................................  54-83


All schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Audit Committee of
Seacoast Financial Services Corporation:

     We have audited the accompanying consolidated balance sheets of Seacoast Financial Services Corporation and subsidiaries (the Bank) as of December 31, 1999 and 1998 and October 31, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1999, the two months ended December 31, 1998, and the years ended October 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the separate consolidated balance sheet of Sandwich Bancorp, Inc. and subsidiaries as of October 31, 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years ended October 31, 1998 and December 31, 1997, which consolidated statements reflect total assets of $546.9 million at October 31, 1998 and net income of $4.6 million for the twelve months ended October 31, 1998 and $4.9 million for the year ended December 31, 1997. Those consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sandwich Bancorp, Inc. for such periods, is based solely on the report of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seacoast Financial Services Corporation and subsidiaries as of December 31, 1999 and 1998 and October 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, the two months ended December 31, 1998 and the years ended October 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                                                      /s/  ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 27, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Sandwich Bancorp, Inc.:

We have audited the consolidated balance sheet of Sandwich Bancorp, Inc. and subsidiaries as of October 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended October 31, 1998 and December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sandwich Bancorp, Inc. and subsidiaries as of October 31, 1998, and the results of their operations and their cash flows for the years ended October 31, 1998 and December 31, 1997, in conformity with generally accepted accounting principles.


                                                        /s/  KPMG LLP

Boston Massachusetts
December 3, 1998

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                            December 31,
                                                                                  -------------------------   October 31,
                                                                                       1999          1998         1998
                                                                                  -----------    -----------   ------------
ASSETS:
     Cash and due from banks ..................................................   $    60,245    $    54,006    $    65,340
     Federal funds sold .......................................................           106         47,413         41,033
                                                                                  -----------    -----------   ------------
       Total cash and cash equivalents ........................................        60,351        101,419        106,373
     Other short-term investments .............................................           231         31,119         10,015
     Investment securities (Note 3)--

       Available-for-sale, at fair value ......................................       245,583        294,500        290,932
       Held to maturity, at amortized cost ....................................        12,408         12,693         13,694
       Restricted equity securities ...........................................        14,936          9,062          9,062
     Loans held-for-sale ......................................................           756             --         13,495
     Loans, net (Note 4) ......................................................     1,730,378      1,388,140      1,305,563
     Accrued interest receivable ..............................................         9,426          8,523          8,463
     Banking premises and equipment, net (Note 5) .............................        26,585         19,887         21,145
     Other real estate owned ..................................................           552          1,391          1,299
     Net deferred tax asset (Note 9) ..........................................        12,527         10,715          9,526
     Other assets .............................................................         9,052         10,631         16,956
                                                                                  -----------    -----------   ------------
         Total assets .........................................................   $ 2,122,785    $ 1,888,080    $ 1,806,523
                                                                                  ===========    ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposits (Note 6) ........................................................   $ 1,515,622    $ 1,497,215    $ 1,531,663
     Short-term borrowings (Note 7) ...........................................        40,787         12,835         15,801
     Federal Home Loan Bank advances (Note 8) .................................       271,900         83,951         85,111
     Other borrowings .........................................................         1,935          1,987          1,994
     Mortgagors' escrow payments ..............................................         3,829          3,411          2,527
     Accrued expenses and other liabilities (Note 12) .........................        14,691         17,169         15,857
                                                                                  -----------    -----------   ------------
         Total liabilities ....................................................     1,848,764      1,616,568      1,652,953
                                                                                  -----------    -----------   ------------
     COMMITMENTS AND CONTINGENCIES (Notes 10 and 14)
     Stockholders' equity (Notes 11, 13, 17, 18 and 19):
       Preferred stock, par value $.01 per share; authorized 10,000,000 shares;
         none issued ..........................................................            --             --             --
       Common stock, par value $.01 per share; authorized 100,000,000 shares;
         26,758,136 shares issued .............................................           268            268             --
       Additional paid-in capital .............................................       152,702        152,936             --
       Surplus ................................................................            --             --        151,012
       Treasury stock, at cost, 898,500 shares in 1999 ........................        (9,310)            --             --
       Retained earnings ......................................................       149,256        127,263             --
       Accumulated other comprehensive income (loss) ..........................        (2,430)         2,337          2,558
       Unearned compensation - ESOP and restricted stock ......................       (16,326)       (11,153)            --
       Shares held in employee trust ..........................................          (139)          (139)            --
                                                                                  -----------    -----------   ------------
         Total stockholders' equity ...........................................       274,021        271,512        153,570
                                                                                  -----------    -----------   ------------
         Total liabilities and stockholders' equity ...........................   $ 2,122,785    $ 1,888,080    $ 1,806,523
                                                                                  ===========    ===========   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                        Years Ended
                                                                 Year Ended    Two Months Ended         October 31,
                                                                 December 31,      December 31,   --------------------
                                                                     1999              1998          1998        1997
                                                                  ---------         ---------     ---------   --------
INTEREST AND DIVIDEND INCOME:
   Interest on loans .........................................    $ 120,218         $ 17,790      $ 101,582   $  93,704
   Interest and dividends on investments securities...........       17,357             3,067        19,154      20,645
   Interest on federal funds sold and short-term investments..          377               775         2,198       1,600
                                                                  ---------         ---------     ---------   ---------
       Total interest and dividend income.....................      137,952            21,632       122,934     115,949
                                                                  ---------         ---------     ---------   ---------

INTEREST EXPENSE:
   Interest on deposits.......................................       53,253             9,498        55,567      51,323
   Interest on borrowed funds.................................       10,257             1,025         7,125       6,702
                                                                  ---------         ---------     ---------   ---------
       Total interest expense.................................       63,510            10,523        62,692      58,025
                                                                  ---------         ---------     ---------   ---------
       Net interest income....................................       74,442            11,109        60,242      57,924
PROVISION FOR LOAN LOSSES (Note 4) ...........................        2,000               416         1,736       2,615
                                                                  ---------         ---------     ---------   ---------
       Net interest income after provision
         for loan losses......................................       72,442            10,693        58,506      55,309
                                                                  ---------         ---------     ---------   ---------
NONINTEREST INCOME:
   Deposit and other banking fees.............................        5,187               871         5,370       5,124
   Loan servicing fees, net ..................................          587               121           759         821
   Card fee income, net.......................................          712                90           572         524
   Other loan fees............................................          428               115           560         556
   Gain on sales of investment securities, net (Note 3).......          164                22            67          92
   Gain on sales of loans, net................................           56               244         1,755         717
   Gain on pension plan termination (Note 12).................        1,472                --            --          --
   Other income...............................................        1,388               176           959         702
                                                                  ---------         ---------     ---------   ---------
       Total noninterest income...............................        9,994             1,639        10,042       8,536
                                                                  ---------         ---------     ---------   ---------

NONINTEREST EXPENSE:
   Salaries and employee benefits (Note 12)...................       22,362             3,963        21,316      19,876
   Occupancy and equipment expenses (Notes 5 and 10)..........        5,824               924         5,086       4,847
   Data processing expenses...................................        4,486               651         3,255       2,825
   Marketing expenses.........................................        2,455               460         2,073       1,772
   Professional services expenses.............................        1,976               307         1,307       1,369
   Other operating expenses...................................        7,211             1,127         6,770       6,347
   Merger-related expenses (Note 2)...........................           --             6,813            --          --
   Write-down of banking premises and equipment (Note 5)......          202             1,967            --          --
                                                                  ---------         ---------     ---------   ---------
       Total noninterest expense..............................       44,516            16,212        39,807      37,036
                                                                  ---------         ---------     ---------   ---------
       Income (loss) before provision (benefit) for income taxes     37,920           (3,880)        28,741      26,809
PROVISION (BENEFIT) FOR INCOME TAXES (Note 9).................       13,394             (544)        10,651      10,165
                                                                  ---------         ---------     ---------   ---------
       Net income (loss)......................................    $  24,526         $ (3,336)     $  18,090   $  16,644
                                                                  =========         =========     =========   =========
EARNINGS (LOSS) PER SHARE (Note 1):
   Basic......................................................    $    0.97         $  (0.15)
                                                                  =========         =========
   Diluted....................................................    $    0.97         $  (0.15)
                                                                  =========         =========
   Weighted average common shares outstanding.................   26,710,211        22,388,272
   Weighted average unallocated ESOP shares
        and unvested restricted stock ........................  (1,374,301)         (771,148)
                                                                -----------       -----------
   Weighted average common shares outstanding - basic.........   25,335,910        21,617,124
   Dilutive effect of common stock equivalents................       19,669             9,543
                                                                -----------       -----------
   Weighted average common and common stock
     equivalent shares outstanding - diluted..................   25,355,579        21,626,667
                                                                ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  FOR THE YEAR ENDED DECEMBER 31, 1999, THE TWO MONTHS ENDED DECEMBER 31, 1998
                  AND THE YEARS ENDED OCTOBER 31, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)



                                                                             Additional
                                                                  Common      Paid-In                  Retained   Treasury
                                                                  Stock       Capital      Surplus     Earnings    Stock
                                                                ----------   ----------  -----------   --------   -------
Balance, October 31, 1996.....................................     $  --      $     --      $123,280   $     --   $    --

Net income....................................................        --            --        16,644         --        --
Other comprehensive income-- Change in unrealized gain on
   securities available for sale, net of taxes................        --            --            --         --        --

     Comprehensive income.....................................
Transactions with stockholders of acquired entity.............        --            --       (1,537)         --        --
Change in intercorporate investment...........................        --            --            --         --        --
                                                                  ------      --------      --------    -------   -------
Balance, October 31, 1997.....................................        --            --       138,387         --        --
Net income....................................................        --            --        18,090         --        --
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes................        --            --            --         --        --

     Comprehensive income.....................................
Transactions with stockholders of acquired entity.............        --            --           496         --        --
Change in intercorporate investment...........................        --            --        (4,254)         --       --
Effect of difference in year-ends.............................        --            --        (1,707)         --       --
                                                                  ------      --------      --------    -------   -------
Balance, October 31, 1998.....................................        --            --       151,012         --        --
Transactions with stockholders of acquired entity.............        --            81            --         --        --
Stock offering, net of expenses of $7,290.....................       140       132,570            --         --        --
Reclassification of equity accounts due to merger with
   Sandwich Bancorp, Inc. and mutual-to-stock conversion......       128        20,285      (151,012)   130,599        --
Net loss......................................................        --            --            --     (3,336)       --
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes................        --            --            --         --        --
     Comprehensive income (loss)..............................
Amortization of unearned compensation.........................        --            --            --         --        --
                                                                  ------      --------      --------    -------   -------
Balance, December 31, 1998....................................       268       152,936            --    127,263        --
Grant of restricted stock awards..............................        --         6,370            --         --        --
Repurchase of common stock....................................        --            --            --         --   (15,939)
Issuance of restricted stock awards...........................        --        (6,629)           --         --     6,629
Net income....................................................        --            --            --     24,526        --
Other comprehensive income -- Change in unrealized gain (loss)
   on securities available for sale, net of taxes.............        --            --            --                   --

     Comprehensive income.....................................
Cash dividends - $.10 per share...............................        --            --            --     (2,533)       --
Amortization of unearned compensation.........................        --            25            --         --        --
                                                                  ------      --------      --------    -------   -------
Balance, December 31, 1999....................................    $ 268       $152,702      $     --   $149,256   $(9,310)
                                                                  ======      ========      ========    =======   =======




                                                                                      Unearned
                                                                 Accumulated Other  Compensation    Shares Held
                                                                  Comprehensive    ESOP/Restricted  in Employee
                                                                  Income (Loss)        Stock            Trust        Total
                                                                 ----------------  ---------------   -----------  ---------
Balance, October 31, 1996.....................................        $  (143)      $       --        $   --      $123,137

Net income....................................................             --               --            --        16,644
Other comprehensive income-- Change in unrealized gain on
   securities available for sale, net of taxes................          1,925               --            --         1,925
                                                                                                                 ---------
     Comprehensive income.....................................                                                      18,569
Transactions with stockholders of acquired entity.............             --               --            --        (1,537)
Change in intercorporate investment...........................            (41)              --            --           (41)
                                                                      -------        ---------        ------     ---------
Balance, October 31, 1997.....................................          1,741               --            --       140,128
Net income....................................................             --               --            --        18,090
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes................          1,027               --            --         1,027
                                                                                                                 ---------
     Comprehensive income.....................................                                                      19,117
Transactions with stockholders of acquired entity.............             --               --            --           496
Change in intercorporate investment...........................          (236)               --            --        (4,490)
Effect of difference in year-ends.............................             26               --            --        (1,681)
                                                                      -------        ---------        ------     ---------
Balance, October 31, 1998.....................................          2,558               --            --       153,570
Transactions with stockholders of acquired entity.............             --               --            --            81
Stock offering, net of expenses of $7,290.....................             --         (11,200)          (139)      121,371
Reclassification of equity accounts due to merger with
   Sandwich Bancorp, Inc. and mutual-to-stock conversion......             --               --            --            --
Net loss......................................................             --               --            --        (3,336)
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes................           (221)              --            --          (221)
                                                                                                                  ---------
     Comprehensive income (loss)..............................                                                      (3,557)
Amortization of unearned compensation.........................             --               47            --            47
                                                                       -------        ---------        ------     ---------
Balance, December 31, 1998....................................          2,337          (11,153)         (139)      271,512
Grant of restricted stock awards..............................             --           (6,370)           --            --
Repurchase of common stock....................................             --               --            --       (15,939)
Issuance of restricted stock awards...........................             --               --            --            --
Net income....................................................             --               --            --        24,526
Other comprehensive income -- Change in unrealized gain (loss)
   on securities available for sale, net of taxes.............         (4,767)              --            --        (4,767)
                                                                                                                 ---------
     Comprehensive income.....................................                                                      19,759
Cash dividends - $.10 per share...............................             --               --            --        (2,533)
Amortization of unearned compensation.........................             --            1,197            --         1,222
                                                                      -------        ---------        ------     ---------
Balance, December 31, 1999....................................        $(2,430)      $  (16,326)       $ (139)     $274,021
                                                                      =======        =========        ======     =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                                  Years Ended
                                                                          Year Ended   Two Months Ended          October 31,
                                                                         December 31,    December 31,       ---------------------
                                                                             1999            1998              1998       1997
                                                                        -------------- -------------------  ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)....................................................  $   24,526         $  (3,336)      $  18,090  $  16,644
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
   Amortization, depreciation and writedowns of premises
     and equipment......................................................       3,810             2,627           3,344      3,517
   Merger-related expenses..............................................          --             6,813              --         --
   Stock-based compensation.............................................       1,222                47              --         --
   Provision for loan losses............................................       2,000               416           1,736      2,615
   Gain on sale of investment securities, net...........................        (164)              (22)            (67)       (92)
   Provision for other real estate losses...............................         (63)               18              82        233
   Gain on pension plan termination.....................................      (1,472)               --              --         --
   Gain on sale of other real estate owned..............................          --                --             (62)       (96)
   Provision for deferred (prepaid) taxes...............................       1,209            (1,836)           (221)       (56)
   Originations of loans held-for-sale..................................      (7,655)               --        (166,481)   (48,211)
   Proceeds from sales of loans originated for resale...................       6,955            12,909         158,964     52,506
   Gain on sales of loans, net..........................................         (56)             (244)         (1,755)      (717)
   (Gain) loss on sale of premises and equipment........................         (96)               --              42         --
   Net (increase) decrease in accrued interest receivable...............        (903)              (60)             73       (539)
   Net (increase) decrease in other assets..............................       1,246             3,431          (2,119)    (2,397)
   Net increase (decrease) in accrued expenses and other liabilities....        (231)            1,003             938       (564)
                                                                          ----------       -----------      ---------- ----------
         Net cash provided by operating activities......................      30,328            21,766          12,564     22,843
                                                                          ----------       -----------      ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of securities classified as available-for-sale..............     (68,183)          (23,864)       (135,992)  (146,158)
   Purchase of securities classified as held-to-maturity................      (5,078)               --          (7,480)    (7,050)
   Purchase of restricted equity securities.............................      (5,874)               --            (130)    (1,591)
   Proceeds from sales, calls, paydowns and maturities of

     securities classified as available-for-sale........................     109,101            18,973         165,074    146,078
   Proceeds from paydowns, maturities and calls of securities
     classified as held-to-maturity.....................................       5,360             1,000           6,300      5,069
   Purchase of premises and equipment...................................     (10,331)             (974)         (4,654)    (1,487)
   Purchase of loans....................................................     (13,343)           (4,158)        (11,911)   (22,803)
   Net increase in loans................................................    (330,761)          (78,021)       (120,122)  (111,767)
   Recoveries of loans previously charged off...........................         552               395             516        466
   Proceeds from sales of other real estate owned.......................         216               216           1,874      3,510
   Net decrease in other real estate owned and real estate investments..          --                --             132         94
   Net (increase) decrease in short-term investments....................      30,888           (21,104)         (8,953)        535
   Proceeds from sales of premises and equipment........................         529                18           1,055      1,055
                                                                          ----------       -----------      ---------- ----------
         Net cash used in investing activities..........................    (286,924)         (107,519)       (114,291)  (134,049)
                                                                          ----------       -----------      ---------- ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Countinued)
                                 (IN THOUSANDS)



                                                                                                 Years Ended
                                                             Year Ended  Two Months Ended        October 31,
                                                            December 31,   December 31,   ----------------------
                                                                 1999         1998           1998         1997
                                                             ---------     ---------      ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in NOW, money market deposit and
     demand deposit accounts ............................    $  17,946     $     (64)    $  83,431     $   1,096
   Increase (decrease) in passbook and other
     savings accounts ...................................        8,831       (26,756)       42,989        30,038
   Increase (decrease) in term certificates .............       (8,370)       (7,548)       45,012        58,971
   Advances from Federal Home Loan Bank .................      230,000            --        46,377       101,061
   Repayments of Federal Home Loan Bank advances ........      (42,051)       (1,160)      (62,373)      (81,902)
   Proceeds of stock offering, net of expenses ..........           --       123,008        (1,637)           --
   Repurchase of common stock ...........................      (15,939)           --            --            --
   Cash dividends .......................................       (2,533)           --            --            --
   Transactions with stockholders of acquired entity ....           --          (649)          496        (1,537)
   Payment of merger-related costs ......................         (674)       (3,949)       (1,824)           --
   Increase (decrease) in short-term and other borrowings       27,900        (2,967)        6,388         5,124
   Increase in mortgagors' escrow payments ..............          418           884           221           801
                                                             ---------     ---------     ---------     ---------
         Net cash provided by financing activities ......      215,528        80,799       159,080       113,652
                                                             ---------     ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS .................................      (41,068)       (4,954)       57,353         2,446
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR ....................................      101,419       106,373        48,728        46,282
NET CHANGE IN CASH AND CASH EQUIVALENTS
   DUE TO DIFFERENCE IN YEAR-ENDS .......................           --            --           292            --
CASH AND CASH EQUIVALENTS,
                                                             ---------     ---------     ---------     ---------
   END OF YEAR ..........................................    $  60,351     $ 101,419     $ 106,373     $  48,728
                                                             =========     =========     =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Interest paid on deposits and borrowed funds .......    $  62,731     $  10,419     $  62,859     $  57,933
     Income taxes paid ..................................       13,892            --        10,316        11,417
SUPPLEMENTAL DISCLOSURE OF NONCASH
   TRANSACTIONS:
     Transfers from loans to other real estate owned ....          755           326         2,124         4,578
     Financed other real estate owned sales .............        1,441            --         1,112         1,460
     Loans securitized into mortgage-backed investments .           --            --            --         3,595
     Transfer from loans held-for-sale to loans .........           --        10,469            --            --
     Stock offering proceeds funded by customer
         deposit accounts ...............................           --        24,567            --            --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     On November 20, 1998, Seacoast Financial Services Corporation (the Company) completed its conversion from a mutual bank holding company to a stock holding company with the issuance of 14,000,000 shares of common stock in an initial public offering (see Note 17). On December 4, 1998, the Company completed its acquisition of Sandwich Bancorp, Inc. (Sandwich) in a stock-for-stock exchange and the merger of Sandwich's wholly-owned subsidiary, Sandwich Co-operative Bank (Sandwich Bank), into Compass Bank for Savings (Compass or the Bank) (see Note
2). The consolidated financial statements give retroactive effect to the acquisition in a transaction accounted for as a pooling of interests, with all periods presented as if the Company and Sandwich had always been combined. The following presentation summarizes the impact of the Company's acquisition of Sandwich on its previously reported equity at October 31, 1998, 1997 and 1996 (in thousands):


                                                  1998                         1997                         1996
                                         ----------------------------- --------------------------  ----------------------------
                                                       Accumulated                 Accumulated                  Accumulated
                                                    other comprehensive          other comprehensive         other comprehensive
                                          Surplus         income       Surplus        income       Surplus     income (loss)
                                         ---------- ------------------ --------  ---------------- ---------- ------------------
Balance, as previously reported..........$ 110,020      $ 2,552        $ 96,527      $ 1,614      $  84,743        $ 174
Effect of Sandwich merger................   45,315          186          41,929           85           38,606         27
Elimination of intercorporate
   investment............................   (4,323)        (309)            (69)         (73)         (69)           (32)
Reclassification of Sandwich investment..
   securities to available-for-sale......       --          129              --          115         --             (312)
                                         ----------     --------       ---------     --------     ----------       ------
Balance, as restated.....................$ 151,012      $ 2,558        $138,387      $ 1,741      $ 123,280        $(143)
                                         ==========     ========       =========     ========     ==========       ======


     Sandwich's fiscal year end was December 31. For periods prior to 1998, the accompanying financial statements combine Sandwich's financial data as of December 31 with the Company's financial data as of October 31. For 1998, Sandwich's information is as of October 31, 1998 and the twelve months then ended. The results of operations for the two month period ended December 31, 1997, which amounted to a $1,027,000 increase in equity, are included both in surplus at October 31, 1997 and net income for the year ended October 31, 1998. This amount has been included as part of the reduction of surplus due to difference in year-ends in the accompanying statement of changes in stockholders' equity.

     On January 28, 1999, the Board of Directors voted to change the Company's year end from October to December 31. The accompanying consolidated financial statements include a balance sheet as of December 31, 1998 and the results of operations, changes in stockholders' equity and cash flows for the two month transition period then ended.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Compass and Lighthouse Securities Corporation (collectively referred to as the Company). The Bank has seven wholly owned subsidiaries-Compass Credit Corp. which engages in the origination of automobile loans; The Sextant Corporation, which owns real estate which is currently being marketed for sale; The 1855 Corporation which engages in leasing of property primarily for Bank use; CB Securities Corporation, Sandwich Securities Corporation and Sextant Securities Corporation, each of which engages in the investment of securities; and Buffinton-Brook Realty Corporation, the owner of Compass Preferred Capital Corporation which is involved in real estate activities enabling it to be taxed as a real estate investment trust (REIT). The 1855 Corporation has two wholly-owned subsidiaries-Purchase Corporation and North Front Street, Inc., which engage in the management of real estate acquired from the Bank through foreclosure. All significant intercompany balances and transactions have been eliminated in consolidation.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Countinued)

     All deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) or the Depositors Insurance Fund, an excess deposit insurer for Massachusetts-chartered savings banks.

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold.

INVESTMENT SECURITIES

     Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of taxes. The Bank classifies its securities based on the Bank's intention at the time of purchase.

     Restricted equity securities are reported at cost and consist principally of the Bank's investment in stock of the Federal Home Loan Bank of Boston.

     Unrealized losses deemed to be other than temporary declines in value are charged to operations. When securities are sold, the adjusted cost of the specific securities sold is used to compute gains or losses on the sale.

LOANS, DEFERRED COSTS AND FEES AND ALLOWANCE FOR LOAN LOSSES

     Loans are stated at the amount of unpaid principal, reduced by amounts due to borrowers on unadvanced loans, unearned discount and the allowance for loan losses plus net deferred loan costs and fees.

     Unearned discount is recognized on the level-yield method for discounted indirect auto loans. All other interest on loans is recognized on a simple interest basis. Beginning January 1, 1999 all indirect auto loans have been originated on a simple interest basis. Accordingly, the balance of unearned discount will decline significantly as the pre-1999 indirect auto loans are repaid.

     Deferred loan origination fees and certain deferred loan origination costs are amortized over the contractual life of the related loan using the level-yield method. At December 31, 1999, the Bank had net deferred loan costs of $9,169,000, including $8,199,000 paid to auto dealers who assist the Bank in the origination of indirect auto loans.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Countinued)

     It is the policy of the Bank to discontinue the accrual of interest on loans, except consumer loans, delinquent in excess of 90 days or sooner if, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful and to reverse and charge against current earnings any interest previously accrued. Interest income is subsequently recognized only to the extent cash payments are received. When there is doubt regarding the ultimate collectibility of principal, all cash receipts thereafter are applied to reduce the recorded investment in the loan.

     Loans are identified as impaired when it is probable that the Bank will not be able to collect principal, interest and fees according to the contractual terms of the loan agreement. Management considers the payment history, net worth and earnings potential of a borrower, and the value and cash flow of the collateral as factors to determine whether a loan will be paid in accordance with its contractual terms. The amount judged to be impaired is the difference between the present value of the expected future cash flows discounted at the loan's original contractual effective interest rate and the net carrying amount of the loan. If foreclosure on a collateralized loan is probable, impairment is measured based on the fair value of the collateral compared to the net carrying amount. If appropriate, a valuation reserve is established to recognize the difference between the recorded investment and the present value. Impaired loans are charged off when management believes that the collectibility of the loan is remote. The Bank considers nonaccrual loans, except for smaller balance homogeneous residential mortgage loans, and troubled debt restructurings to be impaired.

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

LOAN SALES AND SERVICING RIGHTS

     Loans held for sale are valued at the lower of the recorded loan balance or market value. The Bank periodically enters into forward commitments to sell loans for the purpose of reducing interest rate risk associated with the origination of loans for sale.

     The Bank recognizes, as a separate asset, the right to service mortgage loans for others. The amount capitalized is based on an allocation of the cost of the loan based on the total relative fair value of the loan and the servicing right. The amortization of servicing rights is recognized in proportion to estimated net servicing revenue. The value of servicing rights is periodically assessed for impairment based on the fair value of those rights. In measuring for impairment, servicing assets are stratified by interest rate, which is the predominant risk characteristic affecting the prepayment of loans. Included in other assets in the accompanying consolidated balance sheets are mortgage servicing rights of $1,278,000, $1,646,000 and $1,588,000 at December 31, 1999
and 1998 and October 31, 1998, respectively.

BANKING PREMISES AND EQUIPMENT

     Land is stated at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter. Maintenance and repairs are expensed when incurred; major expenditures for betterments are capitalized and depreciated.

     Interest incurred during construction of the new corporate headquarters is being capitalized based on the Bank's overall cost of funds. During the year ended December 31, 1999, $107,000 of interest was capitalized.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Countinued)

OTHER REAL ESTATE OWNED

     Other real estate owned (OREO) is composed of properties acquired through foreclosure or receipt of a deed in lieu of foreclosure. Foreclosed assets are presumed to be held-for-sale and are recorded at the lower of the carrying value of the related loan or the fair value of property, less estimated costs to sell. The excess, if any, of the loan balance over the fair value of the property at the time of transfer to OREO is charged to the allowance for loan losses. Subsequent write-downs of the carrying value of the foreclosed assets are charged to expense. Costs relating to the development and improvement of foreclosed assets are capitalized while other costs are charged to expense. Included in other operating expenses for the year ended December 31, 1999, the two months ended December 31, 1998 and the years ended October 31, 1998 and 1997 are OREO-related expenses, including gains and losses on disposition, of $54,000, $62,000, $265,000 and $520,000, respectively.

 INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not.

CORE DEPOSIT INTANGIBLE ASSET

     The core deposit intangible asset is being amortized over periods ranging from six to ten years using accelerated and straight-line methods. Amortization expense was $619,000, $110,000, $716,000 and $787,000 for the year ended
December 31, 1999, the two months ended December 31, 1998 and the years ended October 31, 1998 and 1997, respectively. The core deposit intangible asset amounted to $1,777,000, $2,396,000 and $2,506,000 at December 31, 1999 and 1998
and October 31, 1998, respectively.

STOCK-BASED COMPENSATION

     Stock options issued to officers and directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) under which there is generally no charge to earnings for stock option grants.

EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Unallocated ESOP shares and unvested restricted stock awards are not considered outstanding in computing basic earnings per share. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised and has been computed after giving consideration to the dilutive effect of stock options, stock awards and the shares held in an employee trust. Earnings per share is not presented for periods prior to the Company's conversion from a mutual to a stock form of ownership in November 1998.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Countinued)

COMPREHENSIVE INCOME

     Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to stockholders. Net income is a component of comprehensive income with all other components referred to in the aggregate as other comprehensive income. As of December 31, 1999, the Company's other comprehensive income consisted of unrealized gains (losses) on securities classified as available-for-sale, net of taxes. The Company has presented its components of comprehensive income as part of its statements for comparative purposes. Included in net income are gains on the sale of investment securities, net of taxes, of $39,000 and $53,000 for the years ended October 31, 1998 and 1997, respectively, $13,000 for the two months ended December 31, 1998 and $95,000 for the year ended December 31, 1999 that had previously been classified with other comprehensive income.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation. Such reclassifications have no effect on previously reported net income (loss).

(2)  ACQUISITION OF SANDWICH

     On February 2, 1998 the Company and the Bank entered into a definitive agreement under which the Bank agreed to acquire Sandwich, a one-bank holding company with $518.7 million in total assets at December 31, 1997. On February 24, 1998, Sandwich announced that its Board of Directors determined that it was appropriate to request additional information and a clarification of renewed expressions of interest that it had received from other parties subsequent to February 2, 1998.

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

     On December 4, 1998, the Company completed its acquisition of Sandwich. Pursuant to the Amended Agreement, each share of common stock of Sandwich (other than 90,000 shares held by the Company and the Bank and other than fractional shares) was converted into and became exchangeable for 6.385 shares of the Company's common stock. As set forth in the preceding paragraph, the exchange ratio was adjusted using a formula based on the Company's stock trading price between the date of the Conversion and the closing of the acquisition. A total of 12,758,136 shares were issued in connection with the acquisition. The transaction was accounted for as a pooling of interests.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(2)  ACQUISITION OF SANDWICH (Countinued)

     The following table sets forth the results of operations for the separate companies and the combined amounts for periods prior to the acquisition of Sandwich.


                                                                           YEARS ENDED OCTOBER 31,
                                                                        ---------------------------------
                                                                           1998                   1997
                                                                        ----------              ---------
                                                                                (IN THOUSANDS)
Revenues (interest and non-interest income):
     Seacoast....................................................       $   94,210             $   85,975
     Sandwich....................................................           38,898                 38,638
     Reclassification............................................             (132)                  (128)
                                                                        ----------             ----------
                                                                        $  132,976             $  124,485
                                                                        ==========             ==========
Net Income:
     Seacoast....................................................           13,493                 11,784
     Sandwich....................................................            4,597                  4,860
                                                                        ----------             ----------
                                                                        $   18,090             $   16,644
                                                                        ==========             ==========



     In connection with the Sandwich transaction, certain costs were incurred which have been classified in the statement of income as merger-related costs. Merger-related costs encompass both costs directly identifiable to the merger, such as professional fees for investment bankers, attorneys and accountants, and contractual severance pay as well as costs incurred by Sandwich and the Bank that result from the integration of the operations of Compass and Sandwich and which do not generally benefit the on-going activities of the banks. Merger-related costs consisted of the following items (in thousands):


Professional fees .........................................      $  2,692
Severance pay .............................................         2,555
Asset write-offs ..........................................           143
Contractual obligations ...................................           406
Shareholder meeting (including printing costs) ............           283
Customer service (including checkbook replacements) .......           662
Other                                                                  72
                                                                ----------
                                                                 $  6,813
                                                                ==========


These costs were expensed by the Company in the two-month period ended December 31, 1998.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(3) INVESTMENT SECURITIES

     The amortized cost and fair value of securities available-for-sale at December 31, 1999 and 1998 and October 31, 1998 are as follows:


                                                                                  December 31, 1999
                                                                 ------------------------------------------------
                                                                                Gross        Gross
                                                                 Amortized   Unrealized   Unrealized       Fair
                                                                   Cost         Gains       Losses         Value
                                                                   ----         -----       ------         -----
                                                                                   (In thousands)
U.S. Government and agency obligations..........................$  117,937    $      8      $ 4,301   $  113,644
Corporate bonds.................................................    39,604          15          564       39,055
Mortgage-backed investments.....................................    68,642         158          950       67,850
Collateralized mortgage obligations.............................    15,359          80          368       15,071
                                                                ----------    --------      -------   ----------
     Total debt securities......................................   241,542         261        6,183      235,620
                                                                ----------    --------      -------   ----------
Marketable equity securities and mutual funds...................     7,764       2,561          362        9,963
                                                                ----------    --------      -------   ----------
     Total securities available-for-sale........................$  249,306    $  2,822      $ 6,545   $  245,583
                                                                ==========    ========      =======   ==========





                                                                                 December 31, 1998
                                                                 ----------------------------------------------
                                                                                Gross        Gross
                                                                 Amortized   Unrealized   Unrealized       Fair
                                                                   Cost         Gains       Losses         Value
                                                                   ----         -----       ------         -----
                                                                                 (In thousands)
U.S. Government and agency obligations..........................$  123,390    $  1,171      $  111    $  124,450
Corporate bonds.................................................    46,888         488          14        47,362
Mortgage-backed investments.....................................    84,641         729         224        85,146
Collateralized mortgage obligations.............................    26,698         127          77        26,748
                                                                ----------    --------      ------    ----------
     Total debt securities......................................   281,617       2,515         426       283,706
                                                                ----------    --------      ------    ----------
Marketable equity securities and mutual funds...................     8,979       1,880          65        10,794
                                                                ----------    --------      ------    ----------
     Total securities available-for-sale........................$  290,596    $  4,395      $  491    $  294,500
                                                                ==========    ========      ======    ==========




                                                                                October 31, 1998
                                                                 -----------------------------------------------
                                                                                Gross        Gross
                                                                 Amortized   Unrealized   Unrealized       Fair
                                                                   Cost         Gains       Losses         Value
                                                                   ----         -----       ------         -----
                                                                                 (In thousands)

U.S. Government and agency obligations..........................$  109,128    $  1,670      $    2    $  110,796
Corporate bonds.................................................    47,771         683          29        48,425
Mortgage-backed investments.....................................    93,117         596         254        93,459
Collateralized mortgage obligations.............................    29,819         264          31        30,052
                                                                ----------    --------      ------    ----------
     Total debt securities......................................   279,835       3,213         316       282,732
                                                                ----------    --------      ------    ----------
Marketable equity securities and mutual funds...................     6,990       1,248          38         8,200
                                                                ----------    --------      ------    ----------
     Total securities available-for-sale........................$  286,825    $  4,461      $  354    $  290,932
                                                                ==========    ========      ======    ==========


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(3) INVESTMENT SECURITIES (Countinued)

A schedule of the maturity distribution of debt securities available-for-sale at December 31, 1999 is as follows:


                                                                      Carrying      Percent of      Amortized
                                                                       Amount          Total           Cost
                                                                     ----------     -----------    ----------
                                                                           (Dollars in thousands)
One year or less................................................     $  50,673        21.5%        $   50,757
Over 1 year to 5 years..........................................        39,888        16.9             40,617
Over 5 years to 10 years........................................        75,998        32.3             80,188
Over 10 years...................................................        69,061        29.3             69,980
                                                                     ---------      ------         ----------
                                                                     $ 235,620       100.0%        $  241,542
                                                                     =========      ======         ==========


     Mortgage-backed investments and collateralized mortgage obligations are shown at their contractual maturity dates, but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

     The amortized cost and fair value of securities held-to-maturity, consisting of U.S. Government and agency obligations, at December 31, 1999 and 1998 and October 31, 1998 are as follows:


                                                                            Gross        Gross
                                                             Amortized    Unrealized   Unrealized      Fair
                                                                Cost         Gains        Losses       Value
                                                             ------------- --------     --------    ---------
                                                                               (In thousands)
December 31, 1999...................................         $  12,408     $   --       $   96      $  12,312
                                                             =========     ======       ======      =========
December 31, 1998...................................         $  12,693     $  204         $ --      $  12,897
                                                             =========     ======       ======      =========
October 31, 1998....................................         $  13,694     $  286         $ --      $  13,980
                                                             =========     ======       ======      =========


     A schedule of the maturity distribution of debt securities held-to-maturity at December 31, 1999 is as follows:


                                                                           Carrying      Percent of
                                                                            Amount          Total        Fair Value
                                                                          ---------      ---------       ----------
                                                                                  (Dollars in thousands)

     One year or less................................................     $   1,000         8.1%         $   1,000
     Over 1 year to 5 years..........................................        11,408        91.9             11,312
                                                                          ---------      -------         ---------
                                                                          $  12,408       100.0%         $  12,312
                                                                          =========      =======         =========


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(3) INVESTMENT SECURITIES (Countinued)

     Proceeds from the sales of investment securities and related gains and losses for the year ended December 31, 1999, the two months ended December 31, 1998 and the years ended October 31, 1998 and 1997 (all classified as available-for-sale) were as follows:


                                                                                               Years Ended October 31,
                                                  Year Ended           Two Months Ended        -----------------------
                                               December 31, 1999       December 31, 1998         1998         1997
                                             ------------------------ ----------------------   --------     ---------
                                                                  (In thousands)
Proceeds from sales.....................        $   24,191                 $  6,001          $ 6,488      $  24,927
Gross gains.............................               165                       23               89            124
Gross losses............................                 1                        1               22             32



     At December 31, 1999, investment securities carried at $35,141,000 were pledged to secure public deposits under the Treasury, Tax and Loan program, as required by law, deposits held by various municipalities and retail repurchase agreements. Pledged investment securities are maintained under the Bank's control.

(4)  LOANS

     The Bank's loan portfolio consisted of the following:

                                                                           December 31,
                                                                           ------------          October 31,
                                                                              1999          1998           1998
                                                                           -----------   -----------   ------------
                                                                                       (In thousands)
Real estate loans:
     Residential (one-to-four family)...................                   $   896,479   $   697,031    $   629,779
     Commercial.........................................                       223,500       201,636        209,366
     Home equity lines of credit........................                        26,076        25,984         27,471
     Construction.......................................                        71,735        66,373         63,189
                                                                           -----------   -----------    -----------
          Total real estate loans.......................                     1,217,790       991,024        929,805
                                                                           -----------   -----------    -----------
Commercial loans........................................                        66,360        58,829         50,344
                                                                           -----------   -----------    -----------
Consumer loans:

     Indirect auto loans................................                       439,753       358,101        343,910
     Less: Unearned discount............................                        17,370        37,394         37,201
                                                                           -----------   -----------    -----------
          Indirect auto loans, net......................                       422,383       320,707        306,709
     Other..............................................                        40,673        33,494         33,822
                                                                           -----------   -----------    -----------
          Total consumer loans, net.....................                       463,056       354,201        340,531
                                                                           -----------   -----------    -----------
          Total loans...................................                     1,747,206     1,404,054      1,320,680
Less--Allowance for loan losses..........................                       16,828        15,914         15,117
                                                                           -----------   -----------    -----------
          Total loans, net..............................                   $ 1,730,378   $ 1,388,140    $ 1,305,563
                                                                           ===========   ===========    ===========


     At December 31, 1999 and 1998 and October 31, 1998, troubled debt restructurings, all of which are included in nonaccrual loans, totaled $1,573,000 , $1,427,000 and $1,681,000 respectively. There are no commitments to extend additional credit on these loans. Non-accrual loans, amounted to $5,734,000, $5,841,000 and $6,514,000 at December 31, 1999 and 1998 and October
31, 1998, respectively.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(4)  LOANS  (Countinued)

     The following table presents information about impaired loans:


                                                        December 31,
                                                     ----------------  October 31,
                                                      1999      1998      1998
                                                     ------    ------  ----------
                                                           (In thousands)
At year-end--
     Impaired loans at year end .................    $2,220    $1,946    $1,966
     Impaired loans with valuation allowance ....       960       716       728
     Total valuation allowances (included in
          allowance for loan losses) ............       170        79        79
During the period--
     Average balance of impaired loans ..........     2,346     1,954     6,271
     Interest income recognized on impaired loans       163        39       484


     For the year ended October 31, 1997, the average balance of impaired loans was $10,339,000 and the interest income recognized on impaired loans was $601,000.

     In the ordinary course of business, the Bank makes loans to its executive officers, directors and related parties at substantially the same terms as loans made to unrelated borrowers. The Bank rarely extends credit to its officers. An analysis of related party loans for the year ended December 31, 1999, the two months ended December 31, 1998 and the year ended October 31, 1998 is as follows:


                                                         Year Ended         Two Months Ended       Year Ended
                                                     December 31, 1999     December 31, 1998    October 31, 1998
                                                    --------------------  --------------------  -----------------
                                                                           (In thousands)
Balance, beginning of year..........................      $1,203                 $ 2,208               $ 5,816
     New loans......................................         484                      37                    40
     Payments.......................................        (973)                    (41)                 (134)
     Other (due primarily to director resignations).        (100)                 (1,001)               (3,514)
                                                          -------                --------              --------
Balance, end of year................................      $  614                 $ 1,203               $ 2,208
                                                          =======                ========              ========


     Loans serviced for others on a non-recourse basis at December 31, 1999 and 1998 and October 31, 1998 amounted to $339,897,000, $394,463,000 and
$405,940,000, respectively.

       An analysis of the allowance for loan losses follows:


                                                                                                  Years Ended
                                                                                                  October 31,
                                                      Year Ended          Two Months Ended   ---------------------
                                                   December 31, 1999     December 31, 1998      1998        1997
                                                   -------------------   -------------------- ----------   --------
                                                                          (In thousands)
Balance, beginning of year......................        $ 15,914              $ 15,117        $ 14,742    $ 14,075
Provision for loan losses.......................           2,000                   416           1,736       2,615
Charge-offs.....................................          (1,638)                  (14)         (1,600)     (2,414)
Recoveries......................................             552                   395             516         466
Effect of difference in year-ends...............              --                    --            (277)         --
                                                        ---------             ---------       ----------  ---------
Balance, end of year............................        $ 16,828              $ 15,914        $ 15,117    $ 14,742
                                                        =========             =========       ==========  =========


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(5)  BANKING PREMISES AND EQUIPMENT

     A summary of the cost and accumulated depreciation and amortization of banking premises and equipment and their estimated useful lives is as follows:


                                                               December 31,
                                                          ----------------------      October 31,     Estimated
                                                             1999         1998           1998       Useful Lives
                                                          ----------    --------     ------------- --------------
                                                                        (In thousands)
Land and improvements.................................     $    3,691   $   3,628     $   3,714
Buildings and improvements............................         11,670      12,199        13,714    30 to 50 years
Property under capital lease..........................          1,738       1,738         1,738          20 years
Leasehold improvements................................          2,394       2,394         2,384     8 to 10 years
Furniture and equipment...............................         12,671      10,910        11,083     3 to 20 years
Construction-in-progress..............................          8,167       1,264           403
                                                           ----------   ---------     ---------
                                                               40,331      32,133        33,036
Less-Accumulated depreciation and
     amortization.....................................         13,746      12,246        11,891
                                                           ----------   ---------     ---------
                                                           $   26,585   $  19,887     $  21,145
                                                           ==========   =========     =========


     Total depreciation and amortization of banking premises and equipment for the year ended December 31, 1999, the two months ended December 31, 1998 and the years ended October 31, 1998 and 1997 amounted to $2,464,000, $391,000,
$2,142,000 and $2,084,000, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

     On December 1, 1998, the Bank acquired several parcels of land in downtown New Bedford, Massachusetts for $550,000 to be used for the development of the Company's and the Bank's corporate headquarters and main banking office. In connection with this transaction, the Bank agreed to donate one of its downtown New Bedford buildings to the City at the time it takes occupancy of its new corporate headquarters. Based on estimates by its architectural consultants, the Bank expects to expend approximately $20 million in the construction of the building and the purchase of land, furniture, fixtures and equipment. At completion, which is estimated to be in the second quarter of 2000, all Bank personnel, except retail branch and regional lending personnel, are expected to be located in this building.

     As part of this transaction, the Bank entered into a Tax Increment Financing Agreement with the City of New Bedford. This agreement provides a reduction in future property taxes in return for the Bank's investment, through this project, in downtown New Bedford. The tax incentives extend over a twenty year period and could produce an estimated $1.2 million in property tax reductions. This agreement is conditional and requires the Bank to retain and create permanent jobs in the City.

     The construction of the Bank's new corporate headquarters will result in the disposal of several buildings currently in use. One location is currently being marketed for sale. Two other buildings will continue to be utilized by the Bank until it relocates to its new corporate headquarters (title to one of which will be transferred to the City of New Bedford at that time as part of the transaction). Based on estimates of the fair value of these buildings and the benefits associated with their continuing utilization through the estimated date of relocation, the Bank recognized a write-down of $1,967,000 in December 1998.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(6)  DEPOSITS

     A summary of deposit balances is as follows:


                                                     December 31,
                                               -------------------------  October 31,
                                                  1999          1998         1998
                                               -----------   ----------- ------------
                                                         (In thousands)
Demand deposit accounts ...................    $  101,218    $  116,104    $  116,106
NOW and money market deposit accounts .....       463,152       430,320       430,462
Passbook and other savings accounts .......       214,317       205,486       232,217
                                               ----------    ----------    ----------
        Total noncertificate accounts .....       778,687       751,910       778,785
                                               ----------    ----------    ----------
Term certificates-
     Term certificates of $100,000 and over       157,113       154,589       159,460
     Term certificates less than $100,000 .       579,822       590,716       593,418

                                               ----------    ----------    ----------
        Total term certificate accounts ...       736,935       745,305       752,878
                                               ----------    ----------    ----------
                                               $1,515,622    $1,497,215    $1,531,663
                                               ==========    ==========    ==========


     In connection with the Company's stock offering completed in November 1998, certain funds used to purchase shares were held by the Bank in deposit accounts at October 31, 1998. Of the $121.4 million of net proceeds of the stock offering, $24.6 million was funded from the deposit accounts of customers and $31.9 was funded from a non-customer escrow savings account, of which $18.0 million was held on October 31, 1998.

     The maturity distribution of term certificates with weighted average interest rates is as follows as of December 31, 1999:


                                                                      Weighted
                                                                       Average
                                                        Amount          Rate
                                                    --------------   -----------
                                                    (In thousands)
Within 1 year..................................       $  584,169         5.12%
Over 1 to 2 years..............................          113,060         5.47
Over 2 to 3 years..............................           28,458         5.55
Over 3 to 5 years..............................           11,248         5.32
                                                      ----------
                                                      $  736,935         5.19
                                                      ==========


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(7)  SHORT-TERM BORROWINGS

     Short-term borrowings consisted of the following:


                                                      December 31,
                                                  ------------------ October 31,
                                                   1999        1998       1998
                                                  -------    --------   --------
                                                            (In thousands)
Federal Home Loan Bank line of credit ........    $17,661    $    --    $    --
Securities sold under agreements to repurchase     21,126     12,584     14,830
Treasury tax and loan note account ...........      2,000        251        971
                                                  -------    -------    -------
                                                  $40,787    $12,835    $15,801
                                                  =======    =======    =======


     The weighted average interest rates on short-term borrowings during the year ended December 31, 1999, the two months ended December 31, 1998 and the years ended October 31, 1998 and 1997 were 4.79%, 4.69%, 4.78% and 4.77%, respectively.

     The Bank's line of credit with the Federal Home Loan Bank (FHLB) amounted to $38,000,000 at December 31, 1999. The interest on borrowings under this line of credit adjust daily based on a formula.

(8)  FEDERAL HOME LOAN BANK ADVANCES

     FHLB advances are collateralized by a blanket-type pledge agreement on the Bank's FHLB stock, certain qualified investment securities, deposits at the FHLB and first mortgages on residential property. As a member of the FHLB, the Bank is required to invest in stock of the FHLB at an amount equal to the greater of 1% of its outstanding first mortgage residential loans, .3% of total assets or 5% of its outstanding advances from the FHLB. When such stock is redeemed, the Bank will receive from the FHLB an amount equal to the par value of the stock.

     The maturity distribution of FHLB advances (based on final maturity dates) with weighted average interest rates is as follows:


                                                             December 31,
                                        --------------------------------------------------        October 31,
                                               1999                      1998                     1998
                                        -------------------------  -----------------------  ------------------------
                                                      Weighted                Weighted                  Weighted
                                                       Average                  Average                  Average
                                         Amount         Rate      Amount        Rate        Amount        Rate
                                        ----------    ----------  ---------   -----------  ----------- ------------
                                                                  (Dollars in thousands)
Within 1 year......................     $ 129,000       5.84%     $   3,250      6.01%     $   3,296      6.15%
Over 1 to 5 years..................        73,756       5.76         41,298      5.91         45,731      6.03
Over 5 to 10 years.................        55,405       5.54         20,061      5.72         16,612      5.42
Over 10 years......................        13,739       6.53         19,342      7.15         19,472      7.12
                                        ---------                 ---------               ----------
                                        $ 271,900       5.81%     $  83,951      6.15%     $  85,111      6.16%
                                        =========                 =========               ==========


     Outstanding advances of $82,000,000 at December 31, 1999 are callable, at the option of FHLB, of which $67,000,000 are initially callable in 2000 and $15,000,000 become callable in 2002. The Bank is generally subject to a substantial penalty upon prepayment of FHLB advances.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(9)  INCOME TAXES

     The components of the provision (benefit) for income taxes and the reconciliation between the statutory federal income tax rate and the effective income tax rate for the year ended December 31, 1999, the two months ended December 31, 1998 and the years ended October 31, 1998 and 1997 are as follows:


                                                                                                   Years Ended
                                                                                                   October 31,
                                                   Year Ended          Two Months Ended       -----------------------
                                                December 31, 1999      December 31, 1998        1998          1997
                                               --------------------  ----------------------   --------      ---------
                                                                     (Dollars in thousands)
Current--
   Federal...................................      $  11,735               $  1,152         $ 9,267       $  8,145
   State.....................................            450                    140           1,605          2,076
                                                   ---------               ---------        --------      ---------
        Total current........................         12,185                  1,292          10,872         10,221
                                                   ---------               ---------        --------      ---------
Deferred (prepaid)--
   Federal...................................            924                 (1,455)           (221)          (195)
   State.....................................            285                   (381)             --            139
                                                   ---------               ---------        --------      ---------
        Total deferred (prepaid).............          1,209                 (1,836)           (221)           (56)
                                                   ---------               ---------        --------      ---------
                                                   $  13,394               $   (544)        $10,651       $ 10,165
                                                   =========               =========        ========      =========

Statutory tax rate...........................           35.0%                 (35.0)%          35.0%          35.0%
State taxes, net of federal benefit..........            1.3                   (4.0)            3.6            5.4
Tax credits..................................           (0.5)                    --              --             --
Non-deductible merger costs..................             --                   25.7              --             --
Change in valuation allowance................             --                     --            (1.2)          (2.1)
Other, net...................................           (0.5)                  (0.7)           (0.3)          (0.4)
                                                      ------                  ------           -----         ------
        Effective tax rate...................           35.3%                 (14.0)%          37.1%          37.9%
                                                      ======                  ======           =====         ======


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(9)  INCOME TAXES (Countinued)

     The Company's net deferred tax asset consisted of the following components:


                                                                            December 31,             October 31,
                                                                    ----------------------------
                                                                        1999             1998            1998
                                                                    ------------       ---------     ------------
                                                                                 (In thousands)
Gross deferred tax assets:
   Allowance for loan losses....................................       $   6,600         $  6,217        $ 5,734
   Deferred compensation and benefits...........................           3,236            3,802          3,662
   Core deposit intangible......................................             928              849            825
   Acquired NOL carryforward....................................             488              673            760
   Merger costs.................................................              --               69             --
   Reserves for asset impairment................................             679              717             --
   Other real estate owned......................................              78              164            179
   Deferred interest............................................             485              473            579
   Deferred gain on sale/leaseback..............................             224              238            235
   Restricted stock.............................................             271               --             --
   Unrealized loss on available-for-sale securities.............           1,318               --             --
   Other........................................................             169                8            148
                                                                       ---------        ---------       --------
                                                                          14,476           13,210         12,122
                                                                       ---------        ---------       --------

Gross deferred tax liabilities

   Unrealized gain on available-for-sale securities.............              --           (1,668)        (1,416)
   REIT dividend................................................          (1,079)             (55)            --
   Gain on sale of loans........................................            (535)            (681)          (653)
   Depreciation.................................................              --               --           (240)
   Other........................................................            (335)             (91)          (287)
                                                                       ---------        ---------       --------
                                                                          (1,949)          (2,495)        (2,596)
                                                                       ---------        ---------       --------
       Net deferred tax asset...................................       $  12,527         $ 10,715        $ 9,526
                                                                       =========        =========       ========



     In August 1996, Congress passed the Small Business Job Protection Act of 1996. One effect of this legislation was to suspend the Bank's bad debt reserve for income tax purposes as of its base year (October 31, 1988). Any bad debt reserve in excess of the base year amount is subject to recapture over a six-year period. The suspended (i.e., base year) amount is subject to recapture only upon the occurrence of certain events, such as excess distributions to stockholders or if the Bank ceases to qualify as a bank for income tax purposes. Since the Bank does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $6,100,000 have not been recorded with respect to such reserve.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(10)  COMMITMENTS AND CONTINGENCIES

     Pursuant to the terms of noncancellable agreements pertaining to banking premises and equipment, future minimum lease payment commitments for both operating and capital leases are as follows:


Years Ending               Operating                    Capital
December 31,                 Leases                      Lease
-------------------     ----------------     -----------------------------
                                          (In thousands)
2000...............          $   718                               $   182
2001...............              518                                   182
2002...............              430                                   182
2003...............              361                                   182
2004...............              284                                   182
Thereafter.........            1,400                                 2,406
                                                                  --------
                                                                     3,316

                                             Less: interest
                                               included above       (1,653)
                                                                  --------

                                                                   $ 1,663
                                                                  ========



     Certain leases contain renewal options for periods ranging from 8 to 85 years, the effect of which is not included above. Rent expense for the year ended December 31, 1999, the two months ended December 31, 1998 and the years ended October 31, 1998 and 1997 amounted to $882,000, $149,000, $662,000 and
$450,000 respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

     The Bank has actual and expected commitments in connection with the construction of its corporate headquarters building, currently in progress, totaling $13.5 million.

     Aggregate cash reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $16,362,000 were maintained to satisfy regulatory requirements at December 31, 1999.

     In the ordinary course of business, the Bank is a defendant in litigation matters. Although there can be no assurance, based on its review of current litigation and discussion with legal counsel, management believes that the ultimate resolution of these legal proceedings would not be likely to have a material adverse impact on its financial position, results of operations or liquidity.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(11)  REGULATORY CAPITAL REQUIREMENTS (Countinued)

Management believes, as of December 31, 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 1999, the most recent notification from the Federal Reserve Bank of Boston classified the Company's capital as satisfactory, and the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an insured depository institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. There are no conditions or events since such notifications that management believes would have changed these classifications. The Company's and the Bank's actual capital amounts and ratios are as follows:


                                                                                                                       To Be Well
                                                                                                                      Capitalized
                                                                                             For Capital             Under Prompt
                                                                                              Adequacy                Corrective
                                                                         Actual               Purposes            Action Provisions
                                                                   ------------------ ----------------------    -------------------
                                                                    Amount    Ratio      Amount       Ratio      Amount      Ratio
                                                                   --------  -------- ------------  --------    --------   --------
(Dollars in thousands)
As of December 31, 1999:
 Company (consolidated)-
     Total capital (to risk weighted assets).......................$291,705    20.17%   > $115,706    > 8.0%         N/A      N/A
                                                                                        =             =
     Tier 1 capital (to risk weighted assets)...................... 274,523    18.98    >   57,853    > 4.0          N/A      N/A
                                                                                        =             =
     Tier 1 capital (to average assets)............................ 274,523    13.11    >   83,760    > 4.0          N/A      N/A
Bank -                                                                                  =             =
     Total capital (to risk weighted assets).......................$245,605    16.98    > $115,706    > 8.0%  >  $144,633 >  10.0%
                                                                                        =             =       =           =
     Tier 1 capital (to risk weighted assets)...................... 228,777    15.82    >   57,853    > 4.0   >    86,780 >   6.0
                                                                                        =             =       =           =
     Tier 1 capital (to average assets)............................ 228,777    10.93    >   83,724    > 4.0   >   104,655 >   5.0
As of December 31, 1998:                                                                =             =       =           =
Company (consolidated) -
     Total capital (to risk weighted assets).......................$282,725    22.96%   > $ 98,528    > 8.0%         N/A      N/A
                                                                                        =             =
     Tier 1 capital (to risk weighted assets)...................... 266,783    21.66    >   49,263    > 4.0          N/A      N/A
                                                                                        =             =
     Tier 1 capital (to average assets)............................ 266,783    14.13    >   75,522    > 4.0          N/A      N/A
Bank -                                                                                  =             =
     Total capital (to risk weighted assets).......................$143,832    11.69%   > $ 98,407    > 8.0%  >  $123,009 >  10.0
                                                                                        =             =       =           =
     Tier 1 capital (to risk weighted assets)...................... 128,447    10.44    >   49,215    > 4.0   >    73,823 >   6.0
                                                                                        =             =       =           =
     Tier 1 capital (to average assets)............................ 128,447     7.03    >   73,085    > 4.0   >    91,356 >   5.0
As of October 31, 1998:                                                                 =             =       =           =
Company (consolidated) -
     Total capital (to risk weighted assets).......................$161,510    13.70%   > $ 94,373    > 8.0%         N/A      N/A
                                                                                        =             =
     Tier 1 capital (to risk weighted assets)...................... 146,764    12.45    >   47,187    > 4.0          N/A      N/A
                                                                                        =             =
     Tier 1 capital (to average assets)............................ 146,764     8.34    >   70,400    > 4.0          N/A      N/A
Bank -                                                                                  =             =
     Total capital (to risk weighted assets).......................$155,650    13.28%   > $ 93,796    > 8.0%  >  $117,245 >  10.0
                                                                                        =             =                   =
     Tier 1 capital (to risk weighted assets)...................... 141,118    12.03    >   46,898    > 4.0   >    70,347 >   6.0
                                                                                        =             =       =           =
     Tier 1 capital (to average assets)............................ 141,118     8.01    >   70,501    > 4.0   >    88,126 >   5.0
                                                                                        =             =       =           =

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(12)  EMPLOYEE BENEFITS

   Through October 31, 1999, the Bank provided basic and supplemental pension benefits for eligible employees through the Savings Bank's Employees Retirement Association Pension Plan (the SBERA Plan). Each employee having reached the age of 21 and having completed at least 1,000 hours of service in two consecutive 12-month periods beginning with such employee's date of employment automatically became a participant in the SBERA Plan. Benefits were based on an employee's years of service and annual compensation, as defined. The Bank's funding policy was to contribute annually the maximum amount that can be deducted for federal income tax purposes.

     In September 1999, the Board of Directors voted to freeze benefits under the SBERA Plan effective October 31, 1999 and to terminate the SBERA Plan on or about December 31, 1999. In connection with this decision, the SBERA Plan was also amended to improve the benefit formula for current employees and permit payment of lump sums. Excess assets of the SBERA Plan, after considering the impact of Plan amendments, are expected to be less than $500,000. Such excess will be refunded to the Bank upon final settlement of the SBERA Plan's obligations.

     The following tables summarize the components of net periodic pension cost and the funded status of the SBERA Plan for the plan years ended October 31.


                                                       1999         1998
                                                     ---------    --------
                                                          (In thousands)

Benefit obligation at beginning of year .........    $ 11,339     $ 10,273
   Service cost .................................         698          651
   Interest cost ................................         765          745
   Actuarial loss (gain) ........................          72          (95)
   Benefits paid ................................        (186)        (235)
   Plan amendments ..............................       3,492           --
   Plan curtailment .............................      (4,964)          --
                                                     --------     --------
Benefit obligation at end of year ...............    $ 11,216     $ 11,339
                                                     ========     ========

Accumulated benefit obligation (all vested) .....    $ 11,216     $  6,067
                                                     ========     ========

Change in plan assets:
   Fair value of plan assets at beginning of year    $  9,779     $  8,369
   Actual return on plan assets .................       1,372          698
   Contributions ................................         644          947
   Benefits paid ................................        (186)        (235)
                                                     --------     --------
     Fair value of plan assets at end of year ...    $ 11,609     $  9,779
                                                     ========     ========

Funding status:
   Transition asset .............................    $   (345)    $   (372)
   Deferred gain ................................      (1,356)        (874)
   Accrued expense ..............................       1,308        2,806
                                                     --------     --------
     Net amount recognized ......................    $    393     $  1,560
                                                     ========     ========



            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(12)  EMPLOYEE BENEFITS  (Countinued)


                                                           Years Ended October 31,
                                                       -----------------------------
                                                        1999       1998       1997
                                                       -------    ------     -------
                                                               (In thousands)
Components of net periodic benefit cost:
   Service cost .....................                  $ 698      $ 651      $ 517
   Interest cost ....................                    765        745        656
   Expected return on plan assets ...                   (782)      (670)      (544)
   Amortization of transition asset .                    (27)       (26)       (27)
   Recognized net actuarial gain/loss                    (36)       (33)       (30)
                                                       -----      -----      -----
     Net periodic benefit cost ......                  $ 618      $ 667      $ 572
                                                       =====      =====      =====
Weighted average assumptions:
   Discount rate ....................                   5.00%      7.25%      7.50%
   Expected return on plan assets ...                   5.00       8.00       8.00
   Rate of compensation increase ....                    N/A       5.00       5.00



     As a result of the decision to terminate the SBERA Plan, the Bank recognized a curtailment gain of $1,472,000 in 1999, representing the difference between the estimated benefit obligation and the accumulated benefit obligation at the effective date of termination. The Bank will also recognize a settlement gain, estimated at $1.5 million, upon receipt of all necessary regulatory approvals and settlement of plan obligations which are expected to occur in 2000.

     Prior to the acquisition of Sandwich Bank in December 1998, its employees participated in a multi-employer, non-contributory defined benefit plan which was accounted for as a defined contribution plan. Pension expense for the years ended October 31, 1998 and 1997 amounted to $295,000 and $317,000, respectively. No liability arose as a result of Sandwich Bank's withdrawal from that plan.

     The Bank also sponsors a postretirement life insurance plan (the Life Insurance Plan) that primarily covers pre-1996 retirees and a postretirement medical insurance plan that covers certain retirees of the former Sandwich Bank. In total, 57 individuals are covered by these plans. The Life Insurance Plan generally provides lifetime coverage to retired employees equal to their final rate of pay, but not more than $50,000, and to active employees equal to three times the employee's annual salary, but not more than $350,000. Annual expense for these plans has averaged $60,000 during the past three years. At December 31, 1999, the accrued liability was $561,000, while the accumulated benefit obligation was $729,000 measured using a 7.25% discount rate.

     The Bank has entered into agreements with certain officers to provide supplemental retirement benefits based on 25% of average compensation at normal retirement computed over a three-year period. The present value of these future payments is being accrued over the estimated remaining terms of employment. The accrued supplemental retirement liability is $1,572,000, $1,376,000 and $1,366,000 December 31, 1999 and 1998 and at October 31, 1998 respectively. The agreements are being funded through a life insurance program with policy benefits accruing to the Bank. The cash surrender value of the policies is $2,234,000, $1,795,000 and $1,746,000 at December 31, 1999 and 1998 and October
31, 1998 respectively, and is included in other assets in the accompanying consolidated balance sheets. Net expense for these supplemental retirement benefits for the year ended December 31, 1999, the two months ended December 31, 1998 and the years ended October 31, 1998 and 1997 amounted to $206,000, $26,000, $128,000 and $70,000 respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(12)  EMPLOYEE BENEFITS  (Countinued)

     The Bank has an Employee Bonus and Management Incentive Compensation Plan (the Bonus Plan) in which employees are eligible to participate. The Bonus Plan provides for awards based on a combination of Bank and individual performance objectives being met, subject to the approval of the Board of Directors. Amounts charged to operations under the Bonus Plan amounted to $1,045,000, $200,000 $1,410,000 and $1,272,000 for the year ended December 31, the two months ended December 31, 1998 and the years ended October 31, 1998 and 1997, respectively.

     The Bank offers a 401(k) Retirement Savings Plan for employees. Participating employees are able to contribute up to 15% of their W-2 compensation, and the Bank matches 50% of a participant's deferral contribution on the first 6% of the deferral amount subject to the maximum allowable under federal regulations. Beginning in November 1999, this plan was amended to include a 3% automatic contribution for all eligible participants based on their W-2 compensation. The Bank's 401(k) expense was $437,000, $78,000 $287,000 and $256,000 for the year ended December 31,1999, the two months ended December 31, 1998 and for the years ended October 31, 1998 and 1997 respectively, which is included in salaries and employee benefits in the accompanying consolidated statements of income.

     In connection with its conversion from mutual-to-stock form and initial public offering, the Bank established an Employee Stock Ownership Plan ("ESOP") which acquired 8%, or 1,120,000, of the shares which were sold at a price of $10 per share. The purchase of the shares by the ESOP was funded by a loan of $11,200,000 from the Company. The loan is to be repaid in eighty equal quarterly installments of $276,580. Interest on the loan is fixed at 7.75%. The loan is secured by the unallocated shares of the ESOP. ESOP expense for the year ended December 31, 1999 amounted to $585,000.

     ESOP expense is based on the market value of the Company's common stock at the time shares are allocated to employees, which may differ from the $10 cost of those shares. Such changes in market value impact the Company's results of operations but have no impact on stockholders' equity.

     Sandwich Bank maintained certain employee and director benefit programs including an ESOP, directors deferred compensation plan and supplemental executive retirement plans which have been discontinued. During the years ended October 31, 1998 and 1997 the cost of such plans amounted to $495,000 and $518,000, respectively. Included in accrued expenses and other liabilities are $3,241,000, $3,231,000 and $3,009,000 related to such plans at December 31, 1999 and 1998 and October 31, 1998, respectively.

(13)  STOCK INCENTIVE PLAN

     In March 1999, the Company's Board of Directors voted to adopt the 1999 Stock Incentive Plan (the Stock Incentive Plan) for officers, employees and directors of Compass and the Company. The Stock Incentive Plan was approved at the adjourned annual meeting of stockholders in June 1999. The Stock Incentive Plan is administered by a committee consisting of those members of the Compensation Committee of the Company's Board of Directors who qualify as "outside directors".

     The maximum number of shares of common stock issuable as a result of awards under the Stock Incentive Plan shall be 1,960,000, which equals 14% of the number of shares issued in connection with the Company's conversion from mutual to stock form (subject to adjustment upon the occurrence of a stock dividend, stock split or similar change in capitalization affecting the Company's common stock). Of this number, up to 560,000 shares are issuable in connection with "conditioned stock awards". A conditioned stock award is an award entitling the recipient to acquire, at no cost or for a purchase price to be determined by the Compensation Committee, shares of common stock subject to restrictions and conditions determined at the date of grant. Conditions may be based on continuing employment and/or achievement of performance goals. The remaining 1,400,000 shares issuable in connection with the Stock Incentive Plan may be either incentive stock options (as defined in the Internal Revenue Code) or options that do not so qualify (non-qualified options).

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(13)  STOCK INCENTIVE PLAN (Countinued)

     Incentive stock options shall have an exercise price that is not less than the fair market value at the date of grant and shall not be exercisable more than ten years after the date of grant. All incentive stock options and non-qualified options shall vest and become exercisable based on the determination of the Compensation Committee. Payment of the exercise price for option shares may be made (1) by cash or check, (2) with the consent of the Compensation Committee, by delivery of shares of common stock, (3) with the consent of the Compensation Committee, by reducing the number of option shares otherwise issuable upon exercise of the option or (4) by other means acceptable to the Compensation Committee, including any combination of the foregoing. At the discretion of the compensation Committee, options may include a so-called "reload" feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered.

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

     The total compensation cost of the conditioned stock award was determined at the award date since both the number of shares and price to be paid (zero) were known. This cost, which amounts to $6,370,000, is being amortized ratably over five years beginning in July 1999 and ending when all risks of forfeiture have passed. Forfeitures will be recognized as a reduction of compensation cost in the period in which they occur. No forfeitures have occurred since the award date. For the year ended December 31, 1999, the Company expensed $637,000 in connection with its conditioned stock award grants.

     In July 1999, the Compensation Committee also approved the grant of stock options to officers and directors to acquire 1,243,000 shares of common stock at $11.375 per share, the fair market value at the date of grant. An additional grant of stock options to acquire 15,000 shares at $11.375 per share was approved in December 1999. Such options will become exercisable at a rate of 20% per year over the next five years. No stock options were forfeited in 1999.

     As disclosed in Note 1, the Company accounts for its stock-based compensation plan in accordance with APB No. 25 and, under such accounting rules, no compensation cost was recognized in 1999 in connection with the granting of stock options. Alternatively, FASB rules (SFAS No. 123) would permit a method under which a compensation cost for all stock awards would be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost would be determined in a manner prescribed by the FASB using option pricing models intended to estimated the fair value of the stock awards at the grant date. Such alternative accounting would not result in additional compensation cost recorded for the conditioned stock awarded in 1999.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(13)  STOCK INCENTIVE PLAN (Continued)

     Had the Company applied SFAS No. 123 in accounting for its stock option grants, net income and earning per share (basic and diluted) for the year ended December 31, 1999 would have been the pro-forma amounts indicated below (in thousands):


                                                                                  Earnings
                                                              Net income          per share
                                                           ----------------    --------------
       Actual.......................................          $  24,526            $  0.97
                                                              =========            =======

       Pro forma....................................          $  24,294            $  0.96
                                                              =========            =======


     The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing models using the following valuation assumptions:


       Expected volatility..................           21%
       Risk-free interest rate..............          5.8%
       Expected annual forfeitures..........            5%
       Expected dividend yield..............          2.5%
       Expected life of options.............      7 years


     The weighted average fair value of stock options granted in 1999, based on the above assumptions, was $3.00 per share.

(14) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK

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

     Off-balance-sheet financial instruments whose contract amounts present credit risk included the following:


                                                                                  December 31,          October 31,
                                                                           -----------------------
                                                                             1999          1998           1998
                                                                           ----------   ----------  ---------------
                                                                                       (In thousands)
Unused portion of existing lines of credit.................                $  78,021     $  68,200      $  61,771
Standby letters of credit..................................                    1,391         1,872          1,960
Unadvanced construction loans..............................                   41,429        42,555         30,449
Firm commitments to extend credit..........................                   59,650        70,785         63,138


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(14) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK (Continued)

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily require future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of the credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial real estate.

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

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The reported fair values of financial instruments are based on a variety of valuation techniques. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows, assumed discount rates reflecting varying degrees of risk and future expected loss assumptions. These estimates involve a high degree of judgment. The estimates do not reflect any premium or discount that could result from offering significant holdings of financial instruments at bulk sale. Tax implications of unrealized gains and losses can also have a significant effect on fair value of the financial instruments that could have been realized as of December 31, 1999 and 1998 and October 31, 1998 or that will be realized in the future. Changes in economic conditions may dramatically affect the fair value of financial instruments.

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

     The fair values of loans are estimated for loan portfolios with similar financial characteristics. Loans are segregated by type, fixed- and adjustable-rate interest terms and by performing and nonperforming status. The fair values of performing residential real estate loans are estimated by discounting the anticipated future cash flows at rates currently required by the secondary mortgage market for the purchase of similar loans. For performing commercial real estate loans and performing commercial loans, fair values are estimated by discounting the anticipated future cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan as determined by the loan's terms and credit rating. For home equity loans and consumer loans, fair values are estimated by discounting the anticipated cash flows using current interest rates.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     The fair value of noncertificate deposits does not include the value of the Bank's long-term relationships with its depositors and does not reflect the value associated with possessing this relatively inexpensive source of funds that may be available for a considerable length of time. The reported fair value of noncertificate deposits is equal to the amount payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated by discounting the contractual future cash flows at rates currently offered for certificates of deposit with similar remaining maturities.

     The fair values of FHLB advances are determined by discounting the anticipated future cash payments by using the rates currently available to the Bank for advances with similar terms and remaining maturities. For other borrowings, the carrying amount approximates fair value due to the short maturity of those instruments.

     The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties. The Bank has estimated the fair value of all such commitments to be immaterial.

     Certain items are excluded from disclosure requirements, including banking premises and equipment, the value of the Bank's portfolio of loans serviced for others, the intangible value inherent in the Bank's deposit relationships (i.e., core deposits), leases and pension benefit obligations, among others. Accordingly, the aggregate fair value amounts presented in the accompanying table do not include all data integral to a full assessment of the Company's financial position and the value of its net assets.

     The estimated fair values of the Bank's financial instruments are as follows:


                                                                December 31,
                                              ------------------------------------------------
                                                        1999                     1998             October 31, 1998
                                              ------------------------- ---------------------- -----------------------
                                                Carrying     Estimated   Carrying   Estimated   Carrying    Estimated
                                                 Amount     Fair Value    Amount    Fair Value   Amount    Fair Value
                                              ------------- ----------- ----------- ---------- ----------- -----------
                                                                           (In thousands)
Financial assets:
     Cash and due from banks..................  $   60,245  $    60,245 $    54,006 $   54,006 $    65,340 $    65,340
     Federal funds sold.......................         106          106      47,413     47,413      41,033      41,033
     Short-term investments...................         231          231      31,119     31,119      10,015      10,015
     Investment securities....................     272,927      272,831     316,255    316,459     313,688     313,974
     Loans held-for-sale......................         756          756          --         --      13,495      13,567
     Loans....................................   1,747,206                1,404,054              1,320,680
     Less: Allowance for loan losses..........     (16,828)                 (15,914)               (15,117)
                                                ----------              -----------            -----------
     Total loans, net.........................   1,730,378    1,721,071   1,388,140  1,390,822   1,305,563   1,317,695
                                                ==========              ===========            ===========
Financial liabilities:
     Noncertificate deposits..................     778,687      778,687     751,910    751,910     778,785     778,785
     Term certificates........................     736,935      736,008     745,305    748,598     752,878     755,896
     Borrowings...............................      42,722       42,774      13,118     13,118      16,085      16,085
     FHLB advances............................     271,900      274,243      83,951     86,156      85,111      88,599


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(16)  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

     The condensed financial statements of the Company are as follows:


                                                                                  December 31,         October 31,
                                                                            ------------------------
                                                                               1999         1998           1998
                                                                            -----------  -----------   -----------
                                                                                        (In thousands)
BALANCE SHEETS
ASSETS:
       Cash and due from banks (primarily in Compass)............           $     8,175  $   126,434    $    4,788
       Investment securities available-for-sale..................                 2,133        2,058         2,052
       ESOP loan.................................................                10,840       11,200            --
       Investment in subsidiaries................................               253,008      132,332       147,067
       Other assets..............................................                   270          207           117
                                                                            -----------  -----------    ----------
              Total assets.......................................           $   274,426  $   272,231    $  154,024
                                                                            ===========  ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
       Accrued expenses and other liabilities....................           $       405  $       719    $      454
       Stockholders' equity......................................               274,021      271,512       153,570
                                                                            -----------  -----------    ----------
              Total liabilities and stockholders'
                 equity..........................................           $   274,426  $   272,231    $  154,024
                                                                            ===========  ===========    ==========


                                                                                 Two Months
                                                                 Year Ended         Ended          Years Ended
                                                                December 31,     December 31,      October 31,
                                                                                               --------------------
                                                                    1999             1998         1998      1997
                                                               ---------------  -------------- ---------- ---------
                                                                                (In thousands)
STATEMENTS OF INCOME
INCOME:
    Interest and dividends on investment securities.....           $      88      $       40   $      191 $     217
    Interest on ESOP loan...............................                 856              96           --        --
    Dividends from subsidiaries.........................                  --             731        2,108       768
    Gain on sales of investment securities..............                  --              --            2        --
                                                                   ---------      ----------   ---------- ---------
       Total income.....................................                 944             867        2,301       985
                                                                   ---------      ----------   ---------- ---------
NONINTEREST EXPENSE                                                    1,123              78          306       120
INTEREST EXPENSE........................................                  --              52           --        --
                                                                   ---------      ----------   ---------- ---------
         Total expenses                                                1,123             130          306       120
                                                                   ---------      ----------   ---------- ---------
    Income (loss) before income taxes and equity in
       undistributed net income (loss) of subsidiaries..                (179)            737        1,995       865
PROVISION (BENEFIT) FOR INCOME TAXES....................                (106)             (3)         (32)       18
                                                                   ---------      ----------   ---------- ---------
    Income (loss) before equity in undistributed net
       income (loss) of subsidiaries....................                 (73)            740        2,027       847
EQUITY IN UNDISTRIBUTED NET INCOME
(LOSS) OF SUBSIDIARIES..................................              24,599          (4,076)      16,063    15,797
                                                                   ---------      ----------   ---------- ---------
     Net income (loss)..................................           $  24,526      $   (3,336)  $   18,090 $  16,644
                                                                   =========      ==========   ========== =========


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(16)  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                                                                                 Two Months
                                                                Year Ended         Ended           Years Ended
                                                               December 31,     December 31,       October 31,
                                                                                              ----------------------
                                                                   1999             1998         1998        1997
                                                              ---------------  -------------- ----------  ----------
                                                                                  (In thousands)
STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)........................................  $    24,526      $   (3,336)  $   18,090  $   16,644
    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Gain on sales of investments............................           --              --           (2)         --
     Net (accretion) amortization............................           13               2            4          (2)
     Stock-based compensation................................          131              --           --          --
     Equity in undistributed (earnings) loss of subsidiaries.      (24,599)          4,076      (16,063)    (15,797)
     Net (increase) decrease in other assets.................          (80)            (90)           1         (70)
     Net increase (decrease) in other liabilities............         (200)            265         (486)         32
                                                               -----------      ----------   ----------  ----------
         Net cash provided by (used in) operating activities.         (209)            917        1,544         807
                                                               -----------      ----------   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in subsidiaries................................     (100,000)             --           --          --
   Proceeds from sales and maturities of securities..........           --              --        2,494          --
   Purchase of securities....................................         (332)             --         (586)        (96)
   Repayments on ESOP loan...................................          360              --           --          --
                                                               -----------      ----------   ----------  ----------
         Net cash provided by (used in) investing activities.      (99,972)             --        1,908         (96)
                                                               -----------      ----------   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Transactions with stockholders of acquired entity, net....           --            (649)         496        (422)
   Proceeds of stock offering, net...........................           --         121,378           --          --
   Repurchase of common stock................................      (15,939)             --           --          --
   Stock award reimbursement by Compass......................          506              --           --          --
   Cash dividends............................................       (2,645)             --           --          --
                                                               -----------      ----------   ----------  ----------
         Net cash provided by (used in) financing activities.      (18,078)        120,729          496        (422)
                                                               -----------      ----------   ----------  ----------
         Net increase (decrease) in cash and due from banks..     (118,259)        121,646        3,948         289
CASH AND DUE FROM BANKS,
   BEGINNING OF YEAR.........................................      126,434           4,788          400         111
NET CHANGE IN CASH AND DUE FROM BANKS
   DUE TO DIFFERENCE IN YEAR-ENDS............................           --              --          440          --
CASH AND DUE FROM BANKS,
                                                               -----------      ----------   ----------  ----------
   END OF YEAR...............................................  $     8,175      $  126,434   $    4,788  $      400
                                                               ===========      ==========   ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
       Income taxes paid.....................................  $        18      $       --   $        2  $       27
                                                               ===========      ==========   ==========  ==========


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(17)  STOCK CONVERSION

     On April 23, 1998, the Board of Trustees of the Company adopted a Plan of Conversion (the Conversion) pursuant to which the Company would convert to a stock form of ownership and offer for sale 100% of its common stock in a subscription offering initially to Bank depositors, employee benefit plans of the Bank and certain other eligible subscribers. Any shares of stock not sold in the subscription offering were to be sold to the public in a community offering.

     The Company completed its mutual-to-stock conversion and the initial public offering of common stock on November 20, 1998, whereby a total of 14,000,000 shares were sold at a purchase price of $10 per share. An Employee Stock Ownership Plan (ESOP) set up by the Company acquired 8%, or 1,120,000, of the shares issued which was funded by a loan from the Company. Net proceeds of the Conversion were $121.4 million which excludes the sale of ESOP shares which were internally funded. At October 31, 1998, the Company had deferred offering costs of $2,280,000, included in other assets in the accompanying consolidated balance sheet, that were subsequently recorded as a reduction of the proceeds received.

      As part of the Conversion, the Bank established a liquidation account in an amount equal to the net worth of the Bank as of May 31, 1998, the date of the latest consolidated balance sheet which appeared in the prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

(18)  STOCK REPURCHASE PROGRAM

     In July 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares in the open market to meet the anticipated needs of stock awards and stock options issued in connection with the Stock Incentive Plan. In October 1999, the Board of Directors, with the approval of the Commissioner of Banks, authorized the Company to repurchase up to an additional 1,231,900 shares in the open market. The Board of Directors delegated to the discretion of senior management the authority to determine the timing of the repurchase programs' commencement, the timing of subsequent repurchases and the prices at which repurchases will be made.

     As of January 27, 2000, the Company had repurchased 1,468,500 shares of its common stock under these programs at a total cost of $16,031,920, of which 1,458,500 shares at a cost of $15,939,420 had been repurchased as of December 31, 1999.

(19)  DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     In October 1999, the Board of Directors authorized a dividend reinvestment and stock purchase plan for up to 500,000 shares of common stock. Stockholders owning 100 or more shares will be eligible to enroll and may reinvest part of all of their cash dividends. Participants may also make optional cash payments from $100 to $5,000 maximum per quarter to purchase additional common stock. This plan commenced upon the Board's declaration of the Company's quarterly cash dividend in January 2000.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(20)  BUSINESS SEGMENT INFORMATION

     On November 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its President and Chief Executive Officer. The adoption of SFAS No. 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein. The Company has identified its reportable operating business segment as "Community Banking" based on how the business is strategically managed.

     The Company's community banking business segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including investing and lending activities and acceptance of demand, savings and time deposits, merchant credit card services as well as servicing loans for investors. There is no major customer, as defined, and the Company operates within a single geographic area (southeastern Massachusetts).

     Non reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non reportable segments include the Parent Company (Note 16).

     The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and the Parent Company investments in subsidiaries.

       Reportable segment specific information and reconciliation to consolidated financial information is as follows (in thousands):


                                                  Community                     Other Adjustments
                                                   Banking          Other       and Eliminations      Consolidated
                                               ----------------  -----------  ---------------------  --------------
December 31, 1999
     Investment securities..................     $    270,794    $     2,133        $       --        $     272,927
     Net loans..............................        1,730,378         10,840           (10,840)           1,730,378
     Total assets...........................        2,120,382        249,293          (246,890)           2,122,785
     Total deposits.........................        1,515,622             --                --            1,515,622
     Total borrowings.......................          314,622             --                --              314,622
     Total liabilities......................        1,848,359            405                --            1,848,764
     Net interest income....................           74,354            944              (856)              74,442
     Provision for loan losses..............            2,000             --                --                2,000
     Total noninterest income...............            9,994             --                --                9,994
     Total noninterest expense..............           43,393          1,123                --               44,516
     Net income.............................           24,599         24,526           (24,599)              24,526


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(20) BUSINESS SEGMENT INFORMATION (Continued)


                                                                                       Other
                                                  Community                         Adjustments
                                                   Banking          Other         and Eliminations     Consolidated
                                                 ------------    -----------      ----------------      ------------
December 31, 1998
     Investment securities..................          314,197          2,058                 --             316,255
     Net loans..............................        1,388,140         11,200            (11,200)          1,388,140
     Total assets...........................        1,885,815        272,231           (269,966)          1,888,080
     Total deposits.........................        1,497,215             --                 --           1,497,215
     Total borrowings.......................           98,773             --                 --              98,773
     Total liabilities......................        1,615,849            719                 --           1,616,568
     Net interest income....................           11,069             84                (44)             11,109
     Provision for loan losses..............              416             --                 --                 416
     Total noninterest income...............            1,639             --                 --               1,639
     Total noninterest expense..............           16,134             78                 --              16,212
     Net income (loss)......................           (3,249)        (3,336)            (3,249)             (3,336)

October 31, 1998
     Investment securities..................          311,636          2,052                 --             313,688
     Net loans..............................        1,305,563             --                 --           1,305,563
     Total assets...........................        1,804,354        154,024           (151,855)          1,806,523
     Total deposits.........................        1,531,663             --                 --           1,531,663
     Total borrowings.......................          102,906             --                 --             102,906
     Total liabilities......................        1,652,499            454                 --           1,652,953
     Net interest income....................           60,051            191                 --              60,242
     Provision for loan losses..............            1,736             --                 --               1,736
     Total noninterest income...............           10,040              2                 --              10,042
     Total noninterest expense..............           39,501            306                 --              39,807
     Net income.............................           18,171         18,090            (18,171)             18,090

October 31, 1997
     Investment securities..................          336,548          4,856                 --             341,404
     Net loans..............................        1,176,197             --                 --           1,176,197
     Total assets...........................        1,620,228        140,730           (135,698)          1,625,260
     Total deposits.........................        1,360,962             --                 --           1,360,962
     Total borrowings.......................          108,042             --                 --             108,042
     Total liabilities......................        1,484,557            575                 --           1,485,132
     Net interest income....................           57,707            217                 --              57,924
     Provision for loan losses..............            2,615             --                 --               2,615
     Total noninterest income...............            8,536             --                 --               8,536
     Total noninterest expense..............           36,916            120                 --              37,036
     Net income.............................           16,565         16,644            (16,565)             16,644


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(21)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the operating results on a quarterly basis for the year ended December 31, 1999:


                                                                 Fourth         Third       Second         First
                                                                 Quarter       Quarter      Quarter       Quarter
                                                              -------------  -----------  -----------   -----------
                                                               (Dollars in thousands, except for per share amounts)
Interest income.............................................    $  36,504     $  35,142     $ 33,580      $  32,726
Interest expense............................................       17,084        16,092       15,482         14,852
                                                                ---------     ---------     --------      ---------
     Net interest income....................................       19,420        19,050       18,098         17,874
                                                                ---------     ---------     --------      ---------
Provision for loan losses...................................          775           650          350            225
Gain on pension plan termination............................           --         1,472           --             --
Other non-interest income...................................        2,285         2,248        2,127          1,862
Non-interest expenses.......................................       11,565        11,295       11,052         10,604
                                                                ---------     ---------     --------      ---------
     Income before income taxes.............................        9,365        10,825        8,823          8,907
Provision for income taxes..................................        3,206         3,880        3,018          3,290
                                                                ---------     ---------     --------      ---------
     Net income.............................................    $   6,159     $   6,945     $  5,805      $   5,617
                                                                =========     =========     ========      =========

Diluted earnings per share..................................    $    0.25     $    0.27     $   0.23      $    0.22
                                                                =========     =========     ========      =========

Cash dividends per share....................................    $    0.05     $    0.05     $      --     $      --
                                                                =========     =========     ========      =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by Item 11 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 of this Form is incorporated by reference herein from the Company's Proxy Statement related to the 2000 Annual Meeting of Stockholders of the Company.

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

          3.  Exhibits

                  3.1 Articles of Organization of Seacoast Financial Services Corporation+++

                  3.2      By-Laws of Seacoast Financial Services Corporation+++

                  4 Specimen certificate for the common stock of Seacoast Financial Services Corporation++

                  10.1* Form of Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and Kevin G. Champagne+

                  10.2* Form of Employment Agreement by and among Compass Bank for Savings, Seacoast Financial Services Corporation and certain Officers of Compass Bank for Savings+

                  10.3* Form of Change in Control Agreements by and among Seacoast Financial Services Corporation, Compass Bank for Savings, Kevin G. Champagne and certain other Officers of Compass Bank for Savings+

                  10.4* Form of Change in Control Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and certain Officers of Compass Bank for Savings+

                  10.5* Form of Executive Salary Continuation Agreements made and entered into by and between Compass Bank for Savings and Kevin G. Champagne, Arthur W. Short, John
                           D. Kelleher and Francis S. Mascianica and forms of amendments thereto+

                  10.6* Trust Agreement, made as of December 18, 1992, by and between Compass Bank for Savings and Shawmut Bank, N.A.+

                  10.7* Compass Bank for Savings January 2000 Incentive Compensation Plan

                  10.12* Compass Bank for Savings Executive Deferred Compensation Plan+

                  10.13* Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan+

                  10.17* Sandwich Co-operative Bank 1992 Directors Deferred Compensation Plan+

                  10.20* Seacoast Financial Services Corporation 1999 Stock Incentive Plan++++

                  11 A statement regarding earnings per share is included in Item 8, Note 1, of this report.

                  23.1     Consent of Arthur Andersen LLP

                  23.2     Consent of KPMG LLP

                  27       EDGAR Financial Data Schedule

                  -----------------
                  *       Management compensatory plan or arrangement.

                  + Incorporated by reference to the Company's Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company's prior name, "The 1855 Bancorp", on May 15, 1998.

                  ++ Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company's prior name, "The 1855 Bancorp", on August 14, 1998.

                  +++ Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 18, 1998.

                  ++++ Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 1999.

     (b) Reports on Form 8-K: No reports have been filed during the fourth quarter and through the date of filing of this Form 10-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Seacoast Financial Services Corporation

DATE: March 23, 2000                  By: /s/ KEVIN G. CHAMPAGNE
                                          --------------------------------------
                                               Kevin G. Champagne
                                               President and Chief Executive
                                               Officer

                                      By: /s/ FRANCIS S. MASCIANICA, Jr.
                                          --------------------------------------
                                               Treasurer, as Principal Financial
                                               and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ KEVIN G. CHAMPAGNE
-----------------------------------
     Kevin G. Champagne                President, Chief Executive    March 23, 2000
                                       Officer and Director

    /s/ MANUEL G. CAMACHO
-----------------------------------
     Manuel G. Camacho, D.D.S.         Director                      March 23, 2000


-----------------------------------
     David P. Cameron                  Director


    /s/ HOWARD C. DYER, Jr.
-----------------------------------
     Howard C. Dyer, Jr.               Director                      March 23, 2000


    /s/ MARY F. HEBDITCH
-----------------------------------
     Mary F. Hebditch                  Director                      March 23, 2000


    /s/ GLEN F. JOHNSON
-----------------------------------
     Glen F. Johnson                   Director                      March 23, 2000


    /s/ THORNTON P. KLAREN, Jr.
-----------------------------------
     Thornton P. Klaren, Jr.           Director                      March 23, 2000



    /s/ J. LOUIS LEBLANC
-----------------------------------
     J. Louis LeBlanc                  Director                      March 23, 2000


    /s/ FREDERIC D. LEGATE
-----------------------------------
     Frederic D. Legate                Director                      March 23, 2000


    /s/ REALE J. LEMIEUX
-----------------------------------
     Reale J. Lemieux                  Director                      March 23, 2000


    /s/ A. WILLIAM MUNRO
-----------------------------------
     A. William Munro                  Director                      March 23, 2000


    /s/ CARL RIBEIRO
-----------------------------------
     Carl Ribeiro                      Director                      March 23, 2000


    /s/ JOSEPH H. SILVERSTEIN
-----------------------------------
     Joseph H. Silverstein             Director                      March 23, 2000


    /s/ GERALD H. SILVIA
-----------------------------------
     Gerald H. Silvia                  Director                      March 23, 2000
