Form 10-Q
period 2000-03-31
SEACOAST FINANCIAL SERVICES CORP
filed 2000-05-15
CIK 1061692

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       FOR THE QUARTER ENDED MARCH 31, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

                        COMMISSION FILE NUMBER: 000-25077

                     SEACOAST FINANCIAL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           MASSACHUSETTS                                            04-1659040
      ------------------------                          ---------------------------------
      (State of Incorporation)                          (IRS Employer Identification No.)

791 PURCHASE STREET, NEW BEDFORD, MASSACHUSETTS                      02740
-----------------------------------------------                 ----------------
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

         At May 11, 2000, the Company had 25,251,536 shares of common stock outstanding.

                     SEACOAST FINANCIAL SERVICES CORPORATION

                                      INDEX

                                                                         PAGE NO.
                                                                         --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at March 31, 2000
         and December 31, 1999...........................................    1

         Consolidated Statements of Income for the three months
         ended March 31, 2000 and 1999...................................    2

         Consolidated Statements of Changes in Stockholders' Equity
         for the three months ended March 31, 2000 and 1999..............    3

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999...................................    4

         Notes to Unaudited Consolidated Financial Statements............    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................    9

         Liquidity and Capital Resources.................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......   12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   13

Item 2.  Changes in Securities and Use of Proceeds.......................   13

Item 3.  Defaults upon Senior Securities.................................   13

Item 4.  Submission of Matters to a Vote of Security Holders.............   13

Item 5.  Other Information...............................................   13

Item 6.  Exhibits and Reports on Form 8-K................................   13

SIGNATURES...............................................................   15

EXHIBIT 27 - Financial Data Schedule.....................................


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        March 31,        December 31,
                                                                          2000               1999
                                                                        ---------        ------------
ASSETS:
     Cash and due from banks.........................................    $ 61,954            $60,245
     Federal funds sold..............................................         106                106
                                                                       ----------         ----------
       Total cash and cash equivalents...............................      62,060             60,351
     Other short-term investments....................................          88                231
     Investment securities--
       Available-for-sale, at fair value.............................     237,175            245,583
       Held-to-maturity, at amortized cost...........................      12,404             12,408
       Restricted equity securities..................................      16,051             14,936
     Loans held-for-sale.............................................         971                756
     Loans, net (Note 2).............................................   1,817,265          1,730,378
     Accrued interest receivable.....................................      10,692              9,426
     Banking premises and equipment, net.............................      31,910             26,585
     Other real estate owned, net....................................         249                552
     Net deferred tax asset..........................................      13,087             12,527
     Other assets....................................................       8,288              9,052
                                                                       ----------         ----------
         Total assets................................................  $2,210,240         $2,122,785
                                                                       ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposits (Note 3)...............................................  $1,583,725         $1,515,622
     Short -term borrowings..........................................      42,317             40,787
     Federal Home Loan Bank advances.................................     287,279            271,900
     Other borrowings................................................       1,921              1,935
     Mortgagors' escrow payments.....................................       4,544              3,829
     Accrued expenses and other liabilities..........................      16,321             14,691
                                                                       ----------         ----------
         Total liabilities...........................................   1,936,107          1,848,764
                                                                       ----------         ----------
     COMMITMENTS AND CONTINGENCIES
     Stockholders' equity (Notes 6 and 7):
       Preferred stock, par value $.01 per share; authorized
           10,000,000 shares; none issued............................          --                 --
       Common stock, par value $.01 per share; authorized
            100,000,000 shares; 26,758,136 shares issued.............         268                268
       Additional paid-in capital....................................     152,698            152,702
       Treasury stock, at cost, 898,500 shares in 1999 and 1,299,100
              shares in 2000.........................................     (13,144)            (9,310)
       Retained earnings.............................................     153,201            149,256
       Accumulated other comprehensive income (loss).................      (2,899)            (2,430)
       Unearned compensation - ESOP and restricted stock.............     (15,847)           (16,326)
       Shares held in employee trust.................................        (144)              (139)
                                                                       ----------         ----------
         Total stockholders' equity..................................     274,133            274,021
                                                                       ----------         ----------
         Total liabilities and stockholders' equity..................  $2,210,240         $2,122,785
                                                                       ==========         ==========

See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         2000            1999
                                                                       --------        --------
INTEREST AND DIVIDEND INCOME:
   Interest on loans.................................................   $33,213        $27,876
   Interest and dividends on investment securities...................     4,146          4,537
   Interest on federal funds sold and short-term investments.........         9            313
                                                                        -------        -------
     Total interest and dividend income..............................    37,368         32,726
                                                                        -------        -------
INTEREST EXPENSE:
   Interest on deposits..............................................    13,750         13,413
   Interest on borrowed funds........................................     4,657          1,439
                                                                        -------        -------
     Total interest expense..........................................    18,407         14,852
                                                                        -------        -------
     Net interest income.............................................    18,961         17,874

PROVISION FOR LOAN LOSSES............................................     1,050            225
                                                                        -------        -------
     Net interest income after provision
       for loan losses...............................................    17,911         17,649
                                                                        -------        -------
NONINTEREST INCOME:
   Deposit and other banking fees....................................     1,228          1,188
   Loan servicing fees, net..........................................       203            169
   Card fee income, net..............................................       180             90
   Other loan fees...................................................       225            123
   Gain on sales of investment securities, net.......................         4             37
   Gain on sales of loans, net.......................................        --             74
   Other income......................................................       339            181
                                                                        -------        -------
     Total noninterest income........................................     2,179          1,862
                                                                        -------        -------
NONINTEREST EXPENSE:
   Salaries and employee benefits....................................     6,695          5,299
   Occupancy and equipment expenses..................................     1,445          1,508
   Data processing expenses..........................................     1,158          1,161
   Marketing expenses................................................       545            527
   Professional services expenses....................................       378            234
   Other operating expenses..........................................     1,485          1,875
                                                                        -------        -------
     Total noninterest expense.......................................    11,706         10,604
                                                                        -------        -------
     Income before provision for income taxes........................     8,384          8,907
PROVISION FOR INCOME TAXES...........................................     2,956          3,290
                                                                        -------        -------
     Net income......................................................   $ 5,428       $  5,617
                                                                        =======       ========
     Net income per share-diluted (Note 4)...........................   $  0.23       $   0.22
                                                                        =======       ========

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                                                                 SHARES
                                                     ADDITIONAL                   ACCUMULATED OTHER              HELD IN
                                              COMMON  PAID-IN   TREASURY RETAINED   COMPREHENSIVE    UNEARNED   EMPLOYEE
                                              STOCK   CAPITAL    STOCK   EARNINGS   INCOME (LOSS)  COMPENSATION   TRUST   TOTAL
                                              ------ ---------- -------- -------- ---------------- ------------ -------- --------
Balance, December 31, 1998................... $268   $152,936  $    --    $127,263    $ 2,337        $(11,153)   $(139)  $271,512
Net income...................................   --         --       --       5,617         --              --       --      5,617
Other comprehensive income -- Change in
 unrealized gain on securities available
 for sale, net of taxes......................   --         --       --          --       (746)             --       --       (746)
                                                                                                                         --------
   Comprehensive income......................                                                                               4,871
Amortization of unearned compensation........   --         --       --         --         --             140        --        140
                                              ----   --------  --------   --------   -------        --------     -----   --------
Balance, March 31, 1999...................... $268   $152,936  $          $132,880     1,591        $(11,013)     (139)  $276,523
                                              ====   ========  ========   ========   ========       =========     ====== ========
Balance, December 31, 1999................... $268   $152,702  $ (9,310)  $149,256   $(2,430)       $(16,326)    $(139)  $274,021
Repurchase of common stock (Note 6)..........   --         --    (3,834)        --        --              --        --     (3,834)
Net income...................................   --         --        --      5,428        --              --        --      5,428
Other comprehensive income -- Change in
 unrealized loss on securities available
 for sale, net of taxes......................   --         --        --         --      (469)             --        --       (469)
                                                                                                                         --------
   Comprehensive income......................                                                                               4,959
Cash dividends - $.06 per share..............   --         --        --     (1,483)       --              --        --     (1,483)
Amortization of unearned compensation........   --         (4)                  --                       479        --        475
Other........................................   --         --        --         --        --              --        (5)        (5)
                                              ----   --------  --------   --------   -------        --------     -----   --------
Balance, March 31, 2000...................... $268   $152,698  $(13,144)  $153,201   $(2,899)       $(15,847)    $(144)  $274,133
                                              ====   ========  =========  ========   ========       =========     ====== ========


   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          2000              1999
                                                                       ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................................  $    5,428         $   5,617
   Adjustments to reconcile net income to net cash
     provided by operating activities--
   Depreciation......................................................         603               613
   Amortization and accretion, net...................................         194               242
   Stock based compensation..........................................         475               140
   Provision for loan losses.........................................       1,050               225
   Gain on sale of investment securities, net........................          (4)              (37)
   Other real estate owned losses (income)...........................          --              (102)
   Provision for deferred (prepaid) taxes............................        (260)              (92)
   Origination of loans held-for-sale................................        (215)           (3,488)
   Proceeds from sales of loans originated for resale................          --             3,562
   Gain on sales of loans, net.......................................          --               (74)
   Net increase in accrued interest receivable.......................      (1,266)           (1,050)
   Net (increase) decrease in other assets...........................         612              (108)
   Net increase (decrease) in accrued expenses
     and other liabilities...........................................       1,615              (965)
                                                                       -----------       ----------
         Net cash provided by operating activities...................       8,232             4,483
                                                                       -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short-term investments, net.............................         143            31,119
   Purchase of securities classified as available-for-sale...........     (23,346)          (15,985)
   Purchase of restricted equity securities..........................      (1,115)             (320)
   Proceeds from sales, calls, paydowns and maturities of
     securities classified as available-for-sale.....................      30,961            32,417
   Purchase of loans.................................................      (7,533)               --
   Net increase in loans.............................................     (80,302)         (107,460)
   Recoveries of loans previously charged off........................          59               129
   Proceeds from sales of other real estate owned....................         142                38
   Purchase of premises and equipment................................      (5,928)           (1,667)
                                                                       -----------       ----------
         Net cash used in investing activities.......................     (86,919)          (61,729)
                                                                       -----------       ----------

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         2000               1999
                                                                      -----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in NOW, money market deposit and
     demand deposit accounts.........................................   $  8,332          $   (7,489)
   Increase (decrease) in passbook and other savings accounts........       (519)              7,317
   Increase (decrease) in term certificates..........................     60,290              (7,982)
   Advances from Federal Home Loan Bank..............................     90,000              16,503
   Repayments of Federal Home Loan Bank advances.....................    (74,621)             (1,954)
   Increase in short-term and other borrowings.......................      1,516                 920
   Increase in mortgagors' escrow payments...........................        715                 743
   Repurchase of common stock........................................     (3,834)                 --
   Cash dividends....................................................     (1,483)                 --
                                                                        --------           ---------
         Net cash provided by financing activities...................     80,396               8,058
                                                                        --------           ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS..............................................      1,709             (49,188)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR.................................................     60,351             101,419
                                                                        --------           ---------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD.....................................................   $ 62,060           $  52,231
                                                                        ========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid on deposits and borrowed funds......................    $18,313           $  14,843
   Income taxes paid.................................................        345               3,340
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Transfers from loans to other real estate owned...................         61                 104


   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

(1)      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Seacoast Financial Services Corporation ("the Company"), and its wholly-owned subsidiaries, Compass Bank for Savings ("Compass" or "the Bank") and Lighthouse Securities Corporation presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1999 included as part of its Form 10-K.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same significant accounting policies.

(2)      LOANS

     The Bank's loan portfolio consisted of the following:


                                                                  MARCH 31,    DECEMBER 31,
                                                                    2000           1999
                                                                 -----------   ------------
                                                                       (IN THOUSANDS)
Real estate loans:
   Residential (one-to-four family)............................   $  936,531    $  896,479
   Commercial..................................................      229,273       223,500
   Home equity lines of credit.................................       27,374        26,076
   Construction................................................       76,294        71,735
                                                                  ----------    ----------
      Total real estate loans..................................    1,269,472     1,217,790
                                                                  ----------    ----------
Commercial loans...............................................       72,668        66,360
                                                                  ----------    ----------
Consumer loans:
   Indirect auto loans.........................................      463,433       439,753
   Less-Unearned discount......................................       13,950        17,370
                                                                  ----------    ----------
      Indirect auto loans, net.................................      449,483       422,383
   Other.......................................................       43,207        40,673
                                                                  ----------    ----------
      Total consumer loans, net................................      492,690       463,056
                                                                  ----------    ----------
      Total loans..............................................    1,834,830     1,747,206
Less-Allowance for loan losses.................................       17,565        16,828
                                                                  ----------    ----------
      Total loans, net.........................................   $1,817,265    $1,730,378
                                                                  ==========    ==========

     Non-accrual loans amounted $5,734,000 and $5,199,000 at December 31, 1999 and March 31, 2000, respectively.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

(3)  DEPOSITS

     A summary of deposit balances is as follows:

                                                                           MARCH 31,      DECEMBER 31,
                                                                             2000             1999
                                                                          -----------     ------------
                                                                                (IN THOUSANDS)
       Demand deposit accounts.......................................     $  118,735       $  101,218
       NOW and money market deposit accounts.........................        453,967          463,152
       Passbook and other savings accounts...........................        213,798          214,317
                                                                          ----------       ----------
            Total non-certificate accounts...........................        786,500          778,687
                                                                          ----------       ----------
       Term certificates--
          Term certificates of $100,000 and over.....................        166,906          157,113
         Term certificates less than $100,000.......................         630,319          579,822
                                                                          ----------       ----------
            Total term certificate accounts..........................        797,225          736,935
                                                                          ----------       ----------
            Total deposits.........................................       $1,583,725       $1,515,622
                                                                          ==========       ==========

(4)  EARNINGS PER SHARE

     Diluted earnings per share for the three months ended March 31, 1999 and 2000 were computed based on the adjusted weighted average number of shares outstanding during the periods, which amounted to 25,646,690 shares and 24,068,039 shares, respectively. Unallocated ESOP shares and unvested restricted stock awards are not considered outstanding for purposes of the computation of earnings per share. There is only an insignificant difference in the number of shares used in computing basic and diluted earnings per share and, accordingly, such per share amounts do not differ.

(5)      BUSINESS SEGMENT INFORMATION

       The community banking business segment consists of commercial and retail banking. This segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including investing and lending activities and acceptance of demand, savings and time deposits, merchant credit card services as well as servicing loans for investors. There is no major customer, as defined, and the Bank operates within a single geographic area (southeastern Massachusetts).

        Non reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non reportable segments include the Parent Company.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

(5)      BUSINESS SEGMENT INFORMATION (CONTINUED)

        Reportable segment specific information and reconciliation to consolidated financial information is as follows (in thousands):

                                                                        COMMUNITY                OTHER ADJUSTMENTS
                                                                         BANKING       OTHER      AND ELIMINATIONS    CONSOLIDATED
                                                                        ---------    ---------   ------------------   -----------
March 31, 2000

Investment securities................................................   $  262,651   $   2,979      $        --        $  265,630
Net loans............................................................    1,817,265      10,706          (10,706)        1,817,265
Total assets.........................................................    2,207,185     274,387         (271,332)        2,210,240
Total deposits.......................................................    1,583,725          --               --         1,583,725
Total borrowings.....................................................      331,517          --               --           331,517
Total liabilities....................................................    1,935,852         255               --         1,936,107
Net interest income..................................................       18,933         236             (208)           18,961
Provision for loan losses............................................        1,050          --               --             1,050
Total noninterest income.............................................        2,179          --               --             2,179
Total noninterest expense............................................       11,471         235               --            11,706
Net income...........................................................        5,427       5,428           (5,427)            5,428

March 31, 1999

Investment securities................................................   $  296,998     $ 2,103      $        --          $299,101
Net loans............................................................    1,495,762      11,140          (11,140)        1,495,762
Total assets.........................................................    1,898,246     277,096         (274,942)        1,900,400
Total deposits.......................................................    1,489,061          --               --         1,489,061
Total borrowings.....................................................      114,230          --               --           114,230
Total liabilities....................................................    1,623,305         572               --         1,623,877
Net interest income..................................................       17,855         235             (216)           17,874
Provision for loan losses............................................          225          --               --               225
Total noninterest income.............................................        1,862          --               --             1,862
Total noninterest expense............................................       10,434         170               --            10,604
Net income...........................................................        5,552       5,617           (5,552)            5,617


(6)      STOCK REPURCHASE PROGRAMS

     In July 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares in the open market to meet the anticipated needs of stock awards and stock options issued in connection with the 1999 Stock Incentive Plan. In October 1999, the Board of Directors, with the approval of the Commissioner of Banks, authorized the Company to repurchase up to an additional 1,231,900 shares on the open market. The Board of Directors delegated to the discretion of senior management the authority to determine the timing of the repurchase programs' commencement, the timing of the subsequent repurchases and the prices at which repurchases will be made.

     As of May 11, 2000, the Company had repurchased 2,066,600 shares of its common stock under these programs at a total cost of $21,696,876 of which 1,859,100 shares at a cost of $19,773,590 had been repurchased as of March 31, 2000.

(7)  QUARTERLY CASH DIVIDEND

     On April 20, 2000, the Board of Directors voted the payment of a quarterly cash dividend of $.06 per share. The dividend is payable on May 19, 2000 to stockholders of record on May 5, 2000.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

     Total assets increased by $87.4 million from $2,122.8 million at December 31, 1999 to $2,210.2 million at March 31, 2000. During the quarter ended March 31, 2000, Compass increased its loan portfolio by $87.6 million, or 5.0%, which was funded principally by deposit growth (primarily certificates of deposit) of $68.1 million and, to a lesser extent, additional Federal Home Loan Bank advances of $15.4 million.

     The increase in loans occurred primarily in the residential mortgage, indirect auto and commercial loan portfolios. From December 31, 1999 to March 31, 2000, residential mortgage loans increased by $40.1 million, or 4.5%, indirect auto loans (net of unearned discounts) increased by $27.1 million, or 6.4% and commercial loans (including commercial real estate loans) increased by $12.1 million, or 4.2%. The growth during the quarter ended March 31, 2000 is generally attributable to the favorable economic conditions which prevailed during this period. The Company has continued to retain all residential mortgage loan originations in portfolio and has continued to emphasize the origination of indirect auto loans through its network of automobile dealers which has recently been expanded to include dealers in communities contiguous to the metropolitan Boston area.

     Total deposits at March 31, 2000 were $1,583.7 million, an increase of $68.1 million, compared to $1,515.6 million at December 31, 1999. This increase was largely due to an increase in certificates of deposit of $60.3 million during the quarter. This increase was fueled by the introduction, in February 2000, of a 7 month certificate at 6.30%. Core deposit account balances increased by 1% during the quarter. The modest change in core deposits during the quarter was generally attributable to normal seasonal fluctuations as well as the shift in funds to higher yielding certificates of deposit. Management believes that the bank consolidation and divestitures currently underway in the Bank's market area as a result of the Fleet/BankBoston merger will peak during the next two quarters offering Compass a significant opportunity to increase its deposits.

     Total borrowed funds were $331.5 million at March 31, 2000 compared to $314.6 million at December 31, 1999, an increase of $16.9 million, or 5.4%. During the quarter ended March 31, 2000, Compass increased its net borrowings from the Federal Home Loan Bank by $15.8 million in order to fund loan growth. Management believes that it will continue to expand its Federal Home Loan Bank borrowings during the remainder of 2000 to partially fund anticipated loan growth.

     The increase in stockholders' equity of $112,000 to $274.1 million at March 31, 2000 resulted from the net income of $5.4 million for the quarter ended March 31, 2000 which was substantially offset by an increase in the unrealized loss on securities available for sale, cash dividends and stock repurchases. During 1999, the Company announced two stock repurchase programs aggregating 2,231,900 shares. As of May 11, 2000, 2,066,600 shares had been repurchased leaving up to 165,300 shares for repurchase. Management expects to fully repurchase the remaining shares under these programs during 2000.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

     Net income was $5.4 million, or $.23 per diluted share, for the quarter ended March 31, 2000 compared to net income of $5.6 million, or $.22 per diluted share, for the comparable period in 1999. The 2000 results, as compared to 1999, include an increase of $1.1 million, or 6.1%, in net interest income, an increase of $825,000 in the provision for loan losses, an increase of $317,000, or 17.0%, in non-interest income and an increase of $1.1million, or 10.4%, in non-interest expense. The Company's effective tax rate declined to 35.3% in 2000 from 36.9% in the comparable 1999 period.

     INTEREST INCOME. Interest income for the quarter ended March 31, 2000 was $37.4 million, compared to $32.7 million for the quarter ended March 31, 1999, an increase of $4.7 million, or 14.4%. All of the increase in interest income resulted from growth in average interest-earning assets of $332.2 million, or 22.9%, as the overall yield on interest-earning assets declined by 4 basis points in the 2000 period. The principal areas of growth in average balances were related to real estate loans (up $230.9 million, or 22.9%) and indirect auto loans (up $103.1 million, or 31.1%). Most of the real estate loan growth resulted from increased origination and retention in portfolio of one-to-four family real estate loans. The increase in indirect auto loans resulted from the positive economic environment within Compass's local markets and the continued emphasis of this area of lending.

     INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2000 was $18.4 million compared to $14.9 million for the quarter ended March 31, 1999, an increase of $3.5 million or 23.5%. This increase resulted from a 19 basis points increase in the cost of all funds from 4.03% in 1999 to 4.22% in 2000, and a higher average balance of interest-bearing liabilities (up $271.1 million, or 18.4%). Average interest-bearing deposit balances increased $49.0 million, or 3.6%, during the quarter ended March 31, 2000 compared to the same period in 1999.

     Interest expense on borrowed funds increased $3.2 million in the quarter ended March 31, 2000 due to a $222.1 million increase in the average balance of such funds, and a 1 basis point increase in the average rate paid on borrowed funds to 5.79% in the 2000 period.

     PROVISION FOR LOAN LOSSES. Compass provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is appropriate to absorb future chargeoffs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly in order to maintain the adequacy of the allowance.

     Compass provided $1.05 million for loan losses in the quarter ended March 31, 2000 compared to $225,000 in the quarter ended March 31, 1999. The increase of $825,000 in 2000 was primarily attributable to the growth in the loan portfolio as all indicators of credit quality continue to be positive.

     NON-INTEREST INCOME. Total non-interest income was $2.2 million for the quarter ended March 31, 2000 compared to $1.9 million in the same period of 1999, an increase of $317,000. This increase was principally caused by increases in loan fees, debit and ATM card usage and an insurance settlement. Also non-interest income in the 1999 quarter was adversely impacted by the waiver of the monthly fee on deposit accounts in the month of conversion of former Sandwich Bank customers to Compass's computer system.

     NON-INTEREST EXPENSE. Non-interest expense increased by $1.1million, or 10.4%, from $10.6 million for the quarter ended March 31, 1999 to $11.7 million for the quarter ended March 31, 2000. Of this increase, $1.4 million related to salaries and employee benefits, which totaled $6.7 million for the quarter ended March 31, 2000, partially offset by a $294,000 aggregate decrease in all other categories of non-interest expense.

     Of the increase of $1.4 million in salaries and employee benefits for the quarter ended March 31, 2000, approximately $500,000 related to increases in the number of employees and annual wage adjustments, $318,500 was attributable to the restricted stock awarded in July 1999, employment taxes increased $112,000 and employee-related insurance costs increased $100,000. In addition, the amount accrued in connection with Compass's management incentive plan increased $335,000 in 2000 principally due to a reduced expense in the first quarter of 1999 resulting from the utilization of amounts accrued but not paid during the two month transition period ended December 31, 1998.

     The aggregate decrease in other categories of non-interest expense, which amounted to $294,000 for the quarter ended March 31, 2000 was primarily caused by certain non-recurring costs incurred in 1999 attributable to the merger with Sandwich Bank.

     INCOME TAXES. The effective tax rate for the quarter ended March 31, 2000 was 35.3% compared to 36.9% in the same period in 1999. This reduction in overall tax rate is due to greater utilization of non-bank subsidiaries that are taxed at lower rates for state tax purposes.

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

   As a voluntary member of the Federal Home Loan Bank of Boston (FHLB), Compass is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and Agency securities and funds on deposit at the FHLB. At March 31, 2000, Compass had approximately $429 million in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock. Use of this borrowing capacity may also be impacted by regulatory capital requirements.

   Liquidity management is both a daily and long-term function of business management. The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At March 31, 2000, the Company maintained cash and due from banks, short-term investments and debt securities maturing within one year of $92.9 million, or 4.20% of total assets. Compass invests excess funds, if any, in federal funds sold which provides liquidity to meet lending requirements.

   At March 31, 2000, construction of the Bank's new corporate headquarters was in-progress. At that date, the estimated remaining construction and related costs to be incurred were approximately $9.1 million. Compass believes it has adequate sources of liquidity to fund these costs.

   At March 31, 2000, Compass had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $185.9 million. Compass anticipated that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from March 31, 2000 amounted to $663.8 million. Compass expects that a significant portion of maturing certificate accounts will be retained at maturity, although the percentage retained may be below historical levels due to increased price competition for these deposits.

   Compass's Tier 1 capital measured 15.5% of risk-weighted assets at March 31, 2000. Total capital, including the Tier 2 allowance for loan losses, was 16.7% of risk weighted assets. The leverage ratio was 10.9%. These ratios placed Compass in the "well capitalized" category according to regulatory standards.

   The Company's Tier 1 capital measured 18.2% of risk-weighted assets at March 31, 2000. Total capital, including the Tier 2 allowance for loan losses, was 19.4% of risk-weighted assets. The leverage ratio was 12.8%. These ratios placed the Company in excess of regulatory standards set forth by the Federal Reserve Board.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. This risk is managed by periodic evaluation of the interest risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given Compass's capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, Compass seeks to reduce the vulnerability of its net earnings to changes in interest rates. Compass's Asset/Liability Committee, comprised of senior management, is responsible for managing interest rate risk and reviewing with the Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on Compass's and the Company's operating results, Compass's interest rate risk position and the effect changes in interest rates would have on Compass's net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

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

     The Company quantifies its interest rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. Compass's internal guidelines on interest rate risk specify that for every 100 basis points immediate shift in interest rates, its estimated net interest income over the next 12 months should decline by less than 5%.

     In utilizing a 300 basis point increase in rates in its simulation model, the full impact of annual rate caps of 200 basis points common to most adjustable rate mortgage loan products is considered. The rate shocks used assume an instantaneous and parallel change in interest rates. Prepayment speeds for loans are based on published median dealer forecasts for each interest rate scenario.

     As of March 31, 2000, the Company's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

                                                                     PERCENTAGE CHANGE IN ESTIMATED
                                                                        NET INTEREST INCOME OVER:
                                                                     ------------------------------
                                                                      12 MONTHS           24 MONTHS
                                                                      ----------          ---------
     300 basis point increase in rates..............................   (17.94%)            (17.01%)

     200 basis point decrease in rates..............................     (.23%)             (4.66%)


     At March 31, 2000, the Company exceeded its internal guidelines for interest rate risk as set forth above. This occurred as a result of increases in short-term rates and the greater utilization of shorter term borrowings and certificates of deposit to fund asset growth. Since Compass began using its simulation model in 1997, this is the first quarter in which it has exceeded its internal guidelines for interest rate risk. Management, along with its professional advisors, will continue to monitor the trend in short-term and long-term interest rates and the related impact which changes in rates may have on net interest income.

     Based on the scenario above, net income would be adversely affected in both the twelve and twenty-four month periods. For each one percentage point change in net interest income, the effect on net income would be $542,000, assuming a 36% tax rate.

PART II - OTHER INFORMATION

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

a.     Exhibits:

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

10.7*  Compass Bank for Savings January 2000 Incentive Compensation Plan +++++

10.12* Compass Bank for Savings Executive Deferred Compensation Plan+

10.13* Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation
       Plan+

10.17* Sandwich Co-operative Bank 1992 Directors Deferred Compensation Plan+

10.20* Seacoast Financial Services Corporation 1999 Stock Incentive Plan++++
11 A statement regarding earnings per share is included in Item 1, Note 4, of this report.

27     EDGAR Financial Data Schedule

b. Reports on Form 8-K: No reports have been filed during the first quarter of 2000 and through the date of filing of this Form 10-Q.

-------------------------------------------------------------------------------

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

++++ Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 1999.

+++++ Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SEACOAST FINANCIAL SERVICES CORPORATION
                                           (Registrant)



Date: May 12, 2000            By   /S/ KEVIN G. CHAMPAGNE
                                ----------------------------------------------
                                  Kevin G. Champagne
                                  President and Chief Executive Officer

Date: May 12, 2000            By   /S/ FRANCIS S. MASCIANICA, JR
                                -----------------------------------------------
                                  Francis S. Mascianica, Jr.
                                  Treasurer, as Principal
                                  Financial and Accounting Officer