Form 10-Q
period 2000-06-30
SEACOAST FINANCIAL SERVICES CORP
filed 2000-08-14
CIK 1061692

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                         ================================

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTER ENDED JUNE 30, 2000

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                        COMMISSION FILE NUMBER: 000-25077

                     SEACOAST FINANCIAL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Massachusetts                              04-1659040
         ------------------------             --------------------------------
         (State of Incorporation)             (IRS Employer Identification No.)

One Compass Place, New Bedford, Massachusetts             02740
---------------------------------------------          ----------
 (Address of Principal Executive Offices)              (Zip Code)

                                 (508) 984-6000
                         -------------------------------
                         (Registrant's Telephone Number)

              791 Purchase Street, New Bedford, Massachusetts 02740
 -------------------------------------------------------------------------------
 Former Name, Former Address and Former Fiscal Year if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes    X         No
                                                          ---            ---

At August 11, 2000, the Company had 25,155,361 shares of common stock outstanding.

                          SEACOAST FINANCIAL SERVICES CORPORATION
                                         INDEX

PART I - FINANCIAL INFORMATION                                                                              Page No.
                                                                                                            --------

Item 1.  Financial Statements (unaudited)

             Consolidated Balance Sheets at June 30, 2000                                                          1
             and December 31, 1999

             Consolidated Statements of Income for the three months and six months                                 2
             ended June 30, 2000 and 1999

             Consolidated Statements of Changes in Stockholders' Equity for the six months                         3
             ended June 30, 2000 and 1999

             Consolidated Statements of Cash Flows for the six months ended                                        4
             June 30, 2000 and 1999

             Notes to Unaudited Consolidated Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis of Financial                                                        10
         Condition and Results of Operations

             Liquidity and Capital Resources                                                                      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                               14



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                        15

Item 2.  Changes in Securities and Use of Proceeds                                                                15

Item 3.  Defaults upon Senior Securities                                                                          15

Item 4.  Submission of Matters to a Vote of Security Holders                                                      15

Item 5.  Other Information                                                                                        15

Item 6.  Exhibits and Reports on Form 8-K                                                                         15

SIGNATURES                                                                                                        17

EXHIBIT 27 - Financial Data Schedule

                  SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          June 30,    December 31,
                                                                                           2000           1999
                                                                                           ----           ----
ASSETS:
     Cash and due from banks .......................................................   $    79,635    $    60,245
     Federal funds sold ............................................................           106            106
                                                                                       -----------    -----------
       Total cash and cash equivalents .............................................        79,741         60,351
     Other short-term investments ..................................................             7            231
     Investment securities -
       Available-for-sale, at fair value ...........................................       222,992        245,583
       Held-to-maturity, at amortized cost .........................................        12,403         12,408
       Restricted equity securities ................................................        18,589         14,936
     Loans held-for-sale ...........................................................         1,755            756
     Loans, net (Note 2) ...........................................................     1,935,428      1,730,378
     Accrued interest receivable ...................................................        11,354          9,426
     Banking premises and equipment, net ...........................................        37,434         26,585
     Other real estate owned, net ..................................................           229            552
     Net deferred tax asset ........................................................        13,428         12,527
     Other assets ..................................................................         7,850          9,052
                                                                                       -----------    -----------
         Total assets ..............................................................   $ 2,341,210    $ 2,122,785
                                                                                       ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Deposits (Note 3) .............................................................   $ 1,660,855    $ 1,515,622
     Short-term borrowings .........................................................        30,721         40,787
     Federal Home Loan Bank advances ...............................................       352,626        271,900
     Other borrowings ..............................................................         1,908          1,935
     Mortgagors' escrow payments ...................................................         3,408          3,829
     Accrued expenses and other liabilities ........................................        15,172         14,691
                                                                                       -----------    -----------
         Total liabilities .........................................................     2,064,690      1,848,764
                                                                                       -----------    -----------
     COMMITMENTS AND CONTINGENCIES
     Stockholders' equity (Notes 6 and 7):
       Preferred stock, par value $.01 per share; authorized 10,000,000 shares;
          none issued ..............................................................           --              --
       Common stock, par value $.01 per share; authorized 100,000,000 shares;
          26,758,136 shares issued .................................................           268            268
       Additional paid-in capital ..................................................       152,788        152,702
       Treasury  stock, at cost, 1,602,775 shares in 2000 and 898,500 shares in 1999       (15,951)        (9,310)
       Retained earnings ...........................................................       157,744        149,256
       Accumulated other comprehensive income (loss) ...............................        (2,794)        (2,430)
       Unearned compensation - ESOP and restricted stock ...........................       (15,389)       (16,326)
       Shares held in employee trust ...............................................          (146)          (139)
                                                                                       -----------    -----------
            Total stockholders' equity .............................................       276,520        274,021
                                                                                       -----------    -----------
            Total liabilities and stockholders' equity .............................   $ 2,341,210    $ 2,122,785
                                                                                       ===========    ===========

  See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months         Six Months
                                                                   Ended June 30,      Ended June 30,
                                                                 -----------------   -----------------
                                                                  2000      1999      2000      1999
                                                                 -------   -------   -------   -------

INTEREST AND DIVIDEND INCOME:
   Interest on loans .........................................   $35,877   $29,249   $69,090   $57,125
   Interest and dividends on investment securities ...........     4,323     4,285     8,469     8,822
   Interest on federal funds sold and short-term investments .        25        46        34       359
                                                                 -------   -------   -------   -------
     Total interest and dividend income ......................    40,225    33,580    77,593    66,306
                                                                 -------   -------   -------   -------

INTEREST EXPENSE:
   Interest on deposits ......................................    14,952    13,245    28,702    26,658
   Interest on borrowed funds ................................     5,446     2,237    10,103     3,676
                                                                 -------   -------   -------   -------
     Total interest expense ..................................    20,398    15,482    38,805    30,334
                                                                 -------   -------   -------   -------
     Net interest income .....................................    19,827    18,098    38,788    35,972

PROVISION FOR LOAN LOSSES ....................................     1,200       350     2,250       575
                                                                 -------   -------   -------   -------
     Net interest income after provision
       for loan losses .......................................    18,627    17,748    36,538    35,397
                                                                 -------   -------   -------   -------

NONINTEREST INCOME:
   Deposit and other banking fees ............................     1,393     1,262     2,621     2,450
   Loan servicing fees, net ..................................       141       155       344       324
   Card fee income, net ......................................       300       198       480       288
   Other loan fees ...........................................       198       110       423       233
   Gain on sales of investment securities, net ...............      --         121         4       158
   Gain on sales of loans, net ...............................         1         4         1        78
   Other income ..............................................       268       277       607       458
                                                                 -------   -------   -------   -------
     Total noninterest income ................................     2,301     2,127     4,480     3,989
                                                                 -------   -------   -------   -------

NONINTEREST EXPENSE:
   Salaries and employee benefits ............................     6,461     5,521    13,156    10,820
   Occupancy and equipment expenses ..........................     1,402     1,427     2,847     2,935
   Data processing expenses ..................................     1,164     1,084     2,322     2,245
   Marketing expenses ........................................       694       590     1,239     1,117
   Professional services expenses ............................       538       468       916       702
   Other operating expenses ..................................     1,323     1,962     2,808     3,837
                                                                 -------   -------   -------   -------
     Total noninterest expense ...............................    11,582    11,052    23,288    21,656
                                                                 -------   -------   -------   -------
     Income before provision for income taxes ................     9,346     8,823    17,730    17,730

PROVISION FOR INCOME TAXES ...................................     3,347     3,018     6,303     6,308
                                                                 -------   -------   -------   -------
     Net income ..............................................   $ 5,999   $ 5,805   $11,427   $11,422
                                                                 =======   =======   =======   =======

     Net income per share-diluted (Note 4) ...................   $  0.25   $  0.23   $  0.48   $  0.45
                                                                 =======   =======   =======   =======

     Weighted average number of outstanding shares (diluted)..    23,764    25,661    23,916    25,655
                                                                 =======   =======   =======   =======

  See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                                                    ACCUMULATED
                                                                  ADDITIONAL                          OTHER
                                                           COMMON PAID-IN    TREASURY  RETAINED    COMPREHENSIVE
                                                           STOCK  CAPITAL    STOCK     EARNINGS    INCOME (LOSS)
                                                           ------ ---------  --------  --------    -------------

Balance, December 31, 1998 ............................... $268   $ 152,936  $     --  $127,263        $ 2,337

Net income ...............................................   --          --        --    11,422             --

Other comprehensive income-Change in unrealized gain
     (loss) on securities available for sale, net of taxes   --          --        --        --         (2,948)

          Comprehensive income ...........................

Amortization of unearned compensation ....................   --           3        --        --             --
                                                           ----   ---------  --------  --------        -------
Balance, June 30, 1999 ................................... $268   $ 152,939  $     --  $138,685        $  (611)
                                                           ====   =========  ========  ========        =======


Balance, December 31, 1999 ............................... $268   $ 152,702  $ (9,310) $149,256        $(2,430)

Repurchase of common stock (Note 6) ......................   --          --    (6,641)       --             --
Net income ...............................................   --          --        --    11,427             --

Other comprehensive income-Change in unrealized loss on
       securities available for sale, net of taxes .......   --          --        --        --           (364)

               Comprehensive income ......................

Cash dividends - $.12 per share ..........................   --          --        --    (2,939)            --

Amortization of unearned compensation ....................   --         (14)       --        --             --
Other ....................................................   --         100        --        --             --
                                                           ----   ---------  --------  --------        -------
Balance, June 30, 2000 ................................... $268   $ 152,788  $(15,951) $157,744        $(2,794)
                                                           ====   =========  ========  ========        =======

                                                                         SHARES HELD
                                                             UNEARNED    IN EMPLOYEE
                                                           COMPENSATION     TRUST        TOTAL
                                                           ------------  ------------   ---------

Balance, December 31, 1998 ...............................   $(11,153)     $(139)       $271,512

Net income ...............................................        --         --           11,422

Other comprehensive income-Change in unrealized gain
     (loss) on securities available for sale, net of taxes        --         --           (2,948)
                                                                                        --------
          Comprehensive income ...........................                                 8,474
Amortization of unearned compensation ....................        280        --             283
                                                             --------      -----        --------
Balance, June 30, 1999 ...................................   $(10,873)     $(139)       $280,269
                                                             ========      =====        ========


Balance, December 31, 1999 ...............................   $(16,326)     $(139)       $274,021
Repurchase of common stock (Note 6) ......................        --         --           (6,641)
Net income ...............................................        --         --           11,427

Other comprehensive income-Change in unrealized loss on
       securities available for sale, net of taxes .......        --         --             (364)
                                                                                        --------

               Comprehensive income ......................                                11,063

Cash dividends - $.12 per share ..........................        --         --           (2,939)

Amortization of unearned compensation ....................        937        --              923
Other ....................................................        --          (7)             93
                                                             --------    -------        --------
Balance, June 30, 2000 ...................................   $(15,389)   $  (146)       $276,520
                                                             ========    =======        ========

 See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      2000         1999
                                                                      ----         ----

  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................   $  11,427    $  11,422
    Adjustments to reconcile net income to net cash
        provided by operating activities-
    Depreciation ...............................................       1,211        1,227
    Amortization and accretion, net ............................       1,372          848
    Provision for loan losses ..................................       2,250          575
    Gain on sale of investment securities, net .................          (4)        (158)
    Other real estate owned income .............................          --          (58)
    Provision (benefit) for deferred taxes .....................        (665)          12
    Origination of loans held-for-sale .........................      (1,496)      (4,652)
    Proceeds from sales of loans originated for resale .........         498        4,730

    Gain on sales of loans, net ................................          (1)         (78)
    Net increase in accrued interest receivable ................      (1,928)        (914)
    Net (increase) decrease in other assets ....................         899       (1,792)
    Net increase (decrease) in accrued expenses
        and other liabilities ..................................         496       (2,373)
                                                                   ---------    ---------
        Net cash provided by operating activities ..............      14,059        8,879
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Change in short-term investments, net ......................         224       30,946
    Purchase of securities classified as available-for-sale ....     (26,065)     (38,004)
    Purchase of securities classified as held-to-maturity ......      (1,000)          --
    Purchase of restricted equity securities ...................      (3,653)        (320)
    Proceeds from sales, calls, paydowns and maturities of
       securities classified as available-for-sale .............      47,997       66,549
    Proceeds from paydowns, maturities and calls of securities
       classified as held-to-maturity ..........................       1,000        1,000
    Purchases of loans .........................................     (12,626)      (5,486)
    Net increase in loans ......................................    (194,718)    (212,180)
    Recoveries of loans previously charged off .................         205          300
    Proceeds from sales of other real estate owned .............         162          158
    Purchase of premises and equipment .........................     (12,060)      (4,172)
                                                                   ---------    ---------
        Net cash used in investing activities ..................    (200,534)    (161,209)
                                                                   ---------    ---------

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           2000                       1999
                                                                                          -----                      -----

       CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in NOW, money market deposit and
            demand deposit accounts.......................................            $  24,655                 $   12,324
          Increase in passbook and other savings accounts.................                4,128                     10,867
          Increase (decrease) in term certificates........................              116,450                     (6,590)
          Advances from Federal Home Loan Bank............................              260,000                     75,000
          Repayments of Federal Home Loan Bank advances...................             (179,274)                    (4,933)
          Increase (decrease) in short-term and other borrowings..........              (10,093)                    25,583
          Increase (decrease) in mortgagor's escrow payments..............                 (421)                       140
          Repurchase of common stock.....................................                (6,641)                        --
          Cash dividends..................................................               (2,939)                        --
                                                                                     ----------                  ---------
             Net cash provided by financing activities....................              205,865                    112,391
                                                                                     ----------                  ---------

       NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS.....................................................               19,390                    (40,029)
       CASH AND CASH EQUIVALENTS,
          BEGINNING OF YEAR...............................................               60,351                    101,419
                                                                                    -----------                 ----------
       CASH AND CASH EQUIVALENTS,
          END OF PERIOD...................................................           $   79,741                 $   61,390
                                                                                     ==========                 ==========

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW
          INFORMATION:
             Interest paid on deposits and borrowed funds.................           $   38,670                 $   30,001
             Income taxes paid............................................                6,492                      9,228

       SUPPLEMENTAL DISCLOSURE OF NONCASH
          TRANSACTIONS:
             Transfers from loans to other real estate owned..............                   61                        514
             Financed sales of other real estate owned....................                  222                        871

  See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Seacoast Financial Services Corporation ("the Company") and its wholly-owned subsidiaries, Compass Bank for Savings ("Compass" or "the Bank") and Lighthouse Securities Corporation, presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1999 included as part of its Form 10-K.

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

(2) LOANS

The Bank's loan portfolio consisted of the following:

                                               June 30,    December 31,
                                                 2000          1999
                                               ----------   ----------
                                                   (In thousands)
Real estate loans:
            Residential (one-to-four family)   $  981,358  $   896,479
            Commercial .....................      242,858      223,500
            Home equity lines of credit ....       29,310       26,076
            Construction ...................       86,622       71,735
                                               ----------   ----------
               Total real estate loans .....    1,340,148    1,217,790
                                               ----------   ----------
Commercial loans ...........................       84,002       66,360
                                               ----------   ----------
Consumer loans:
            Indirect auto loans ............      491,232      439,753
            Less-Unearned discount .........       11,024       17,370
                                               ----------   ----------
              Indirect auto loans, net .....      480,208      422,383
            Other ..........................       49,573       40,673
                                               ----------   ----------
              Total consumer loans, net ....      529,781      463,056
                                               ----------   ----------
              Total loans ..................    1,953,931    1,747,206
 Less-Allowance for loan losses ............       18,503       16,828
                                               ----------   ----------
              Total loans, net .............   $1,935,428   $1,730,378
                                               ==========   ==========

     Non-accrual loans amounted $5,651,000 and $5,734,000 at June 30, 2000 and December 31, 1999, respectively.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2000 AND 1999

(3) DEPOSITS

     A summary of deposit balances is as follows:

                                                                              June 30,   December 31,
                                                                                2000        1999
                                                                             ----------   ----------
                                                                                 (In thousands)

 Demand deposit accounts.................................................     $ 133,173   $  101,218
 NOW and money market deposit accounts ...................................      455,752      463,152
 Passbook and other savings accounts .....................................      218,445      214,317
                                                                             ----------   ----------
    Total non-certificate accounts .......................................      807,470      778,687
                                                                             ----------   ----------

Term certificates-
Term certificates of $100,000 and over ...................................      183,257      157,113
Term certificates less than $100,000 .....................................      670,128      579,822
                                                                             ----------   ----------
   Total term certificate accounts .......................................      853,385      736,935
                                                                             ----------   ----------
   Total deposits ........................................................   $1,660,855   $1,515,622
                                                                             ==========   ==========

(4)  EARNINGS PER SHARE

     Diluted earnings per share for the three months and six months ended June 30, 1999 and 2000 were computed based on the adjusted weighted average number of shares outstanding during the periods. Unallocated ESOP shares and unvested restricted stock awards are not considered outstanding for purposes of the computation of earnings per share. There is only an insignificant difference in the number of shares used in computing basic and diluted earnings per share and, accordingly, such per share amounts do not differ.

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

     Non-reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non-reportable segments include the Parent Company.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

(5) BUSINESS SEGMENT INFORMATION (CONTINUED)

       Reportable segment specific information and reconciliation to consolidated financial information as of June 30, 2000 and 1999 and for the six month periods then ended are as follows (in thousands):

                                                                                      Other
                                                                                Adjustments
                                                Community                               and
                                                 Banking            Other     Eliminations     Consolidated
                                                 -------            -----     ------------     ------------

  June 30, 2000
  Investment securities.................        $ 251,075          $ 2,909        $      --       $   253,984
  Net loans.............................        1,935,428           10,569          (10,569)        1,935,428
  Total assets..........................        2,338,251          276,746         (273,787)         2,341,21
  Total deposits........................        1,660,855               --               --         1,660,855
  Total borrowings......................          385,255               --               --           385,255
  Total liabilities.....................        2,064,464              226               --         2,064,690
  Net interest income...................           38,724              478             (414)           38,788
  Provision for loan losses.............            2,250               --               --             2,250
  Total noninterest income..............            4,480               --               --             4,480
  Total noninterest expense.............           22,755              533               --            23,288
  Net income............................           11,462           11,427          (11,462)           11,427

  June 30, 1999
  Investment securities.................       $  279,783        $   2,428         $     --       $  282,211
  Net loans.............................        1,605,645           11,080          (11,080)       1,605,645
  Total assets..........................        2,004,313          280,831         (278,335)       2,006,809
  Total deposits........................        1,513,816               --               --        1,513,816
  Total borrowings......................          194,423               --               --          194,423
  Total liabilities.....................        1,725,968              572               --        1,726,540
  Net interest income...................           35,931              473             (432)          35,972
  Provision for loan losses...,.........              575               --               --              575
  Total noninterest income..............            3,989               --               --            3,989
  Total noninterest expense.............           21,302              354               --           21,656
  Net income............................           11,331           11,422          (11,331)          11,422

(6) STOCK REPURCHASE PROGRAMS

     In July 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares in the open market to meet the anticipated needs of stock awards and stock options issued in connection with the 1999 Stock Incentive Plan. In October 1999 and July 2000, the Board of Directors, with the approval of the Commissioner of Banks, authorized the Company to repurchase up to an additional 1,231,900 and 1,254,312 shares, respectively, in the open market. The Board of Directors delegated to the discretion of senior management the authority to determine the timing of the repurchase programs' commencement, the timing of the subsequent repurchases and the prices at which repurchases will be made.

     As of August 11, 2000, the Company had repurchased 2,162,775 shares of its common stock under these programs at a total cost of $22,580,228, all of which had been repurchased as of June 30, 2000.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

(7)  QUARTERLY CASH DIVIDEND

     On July 20, 2000, the Board of Directors voted the payment of a quarterly cash dividend of $.07 per share. The dividend is payable on August 18, 2000 to stockholders of record on August 4, 2000.

(8)  SUBSEQUENT EVENT - PENDING ACQUISITION

     On July 20, 2000, the Company entered into a definitive agreement with Home Port Bancorp, Inc. (Home Port) under which the Company would acquire all of the outstanding stock of Home Port for cash of $37 per share resulting in a transaction value of approximately $68.5 million, exclusive of one-time transaction costs.

     Home Port is the holding company for Nantucket Bank, a three branch savings bank with total assets of approximately $328.5 million, located on Nantucket Island, Massachusetts. The Company intends to keep Nantucket Bank as a separate operating subsidiary retaining its name and charter. Accordingly, the only cost savings initially expected from the transaction are from the elimination of Home Port as the holding company for Nantucket Bank. Home Port has agreed to omit the payment of dividends to shareholders for the remainder of 2000.

     In connection with the execution of the definitive agreement, a reciprocal break-up fee of $3.5 million was negotiated. In addition, the Company was granted an option to purchase up to 19.9% of Home Port's outstanding common stock under certain circumstances.

     The transaction is subject to Home Port shareholder and regulatory approval and is expected to close by the end of 2000. The transaction will be accounted for under the purchase method of accounting.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999

     Total assets increased by $218.4 million from $2,122.8 million at December 31, 1999 to $2,341.2 million at June 30, 2000. During the six months ended June 30, 2000, Compass increased its loan portfolio by $206.7 million, or 11.8%, which was funded principally by deposit growth (primarily certificates of deposit) of $145.3 million and, to a lesser extent, additional Federal Home Loan Bank borrowings of $67.6 million.

     The increase in loans occurred primarily in the residential mortgage, indirect auto and commercial loan portfolios. From December 31, 1999 to June 30, 2000, residential mortgage loans increased by $84.9 million, or 9.5%, indirect auto loans (net of unearned discounts) increased by $57.8 million, or 13.7% and commercial loans (including commercial real estate loans) increased by $37.0 million, or 12.8%. The growth during the six months ended June 30, 2000 is generally attributable to the favorable economic conditions which prevailed during this period. The Bank has continued to retain all residential mortgage loan originations in portfolio and has continued to emphasize the origination of indirect auto loans through its network of automobile dealers which has been expanded to include dealers in communities contiguous to the metropolitan Boston area. The increase in commercial loans reflects the Bank's strategy to expand this portion of its loan portfolio. Towards that end, the Bank has added four commercial lenders since November 1999.

     Total deposits at June 30, 2000 were $1,660.9 million, an increase of $145.3 million, compared to $1,515.6 million at December 31, 1999. This increase was largely due to an increase in certificates of deposit of $116.5 million during the period. This increase was fueled by the introduction and promotion, in February 2000, of a 7 month certificate at 6.30% and, to a lesser extent, the promotion of 9 and 18 month certificates of deposit during the second quarter. Core deposit account balances increased by 3.7% during the six months ended June 30, 2000. The change in core deposits during the period was generally attributable to normal seasonal fluctuations and the promotion of a free checking account product partially offset by the shift in funds to higher yielding certificates of deposit. Management believes that the bank consolidation and divestitures currently underway in the Bank's market area as a result of the Fleet/BankBoston merger offers Compass an opportunity to increase its deposits.

     Total borrowed funds were $385.3 million at June 30, 2000 compared to $314.6 million at December 31, 1999, an increase of $70.7 million, or 22.5 %. During the six months ended June 30, 2000, Compass increased its net borrowings from the Federal Home Loan Bank by $67.6 million in order to fund loan growth. Management believes that it will continue to expand its Federal Home Loan Bank borrowings during the remainder of 2000 to partially fund anticipated loan growth and to finance its pending acquisition of Home Port Bancorp, Inc.

     The increase in stockholders' equity of $2.5 million to $276.5 million at June 30, 2000 resulted from the net income of $11.4 million for the six months ended June 30, 2000 which was substantially offset by an increase in the unrealized loss on securities available for sale, cash dividends and stock repurchases. During 1999 and 2000, the Company announced three stock repurchase programs, the most recent of which was approved in July 2000, aggregating 3,486,212 shares. As of August 11, 2000, 2,162,775 shares had been repurchased leaving up to 1,323,437 shares for repurchase.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999

     Net income was $6.0 million, or $.25 per diluted share, for the quarter ended June 30, 2000 compared to net income of $5.8 million, or $.23 per diluted share, for the comparable period in 1999. The higher rate of increase in earnings per share as compared to net income in 2000 reflects the impact of the Company's stock repurchase program. The 2000 results, as compared to 1999, include an increase of $1.7 million, or 9.6%, in net interest income, an increase of $850,000 in the provision for loan losses, an increase of $174,000, or 8.2%, in non-interest income and an increase of $530,000, or 4.8%, in non-interest expense. The Company's effective tax rate increased to 35.8% in 2000 from 34.2% in the comparable 1999 period.

     INTEREST INCOME. Interest income for the quarter ended June 30, 2000 was $40.2 million, compared to $33.6 million for the quarter ended June 30, 1999, an increase of $6.6 million, or 19.8%. The increase in interest income resulted from growth in average interest-earning assets of $293.7 million, or 15.8%, and an increase in the yield on interest-earning assets of 25 basis points in the 2000 period. The increase in the yield on interest-earning assets, as compared to the same period in the prior year, is the first such increase since the Company's initial stock offering in November 1998 and reflects the series of rate increases initiated by the Federal Reserve Board beginning in June 1999. The principal areas of growth in average balances were related to real estate loans (up $196.9 million, or 17.9%) and indirect auto loans (up $107.7 million, or 30.1%). Most of the real estate loan growth resulted from increased origination and retention in portfolio of one-to-four family real estate loans. The increase in indirect auto loans resulted from the positive economic environment within Compass's local markets and the continued emphasis of this area of lending as previously noted.

     INTEREST EXPENSE. Interest expense for the quarter ended June 30, 2000 was $20.4 million compared to $15.5 million for the quarter ended June 30, 1999, an increase of $4.9 million or 31.8%. This increase resulted from a 39 basis point increase in the cost of all funds from 4.02% in 1999 to 4.41% in 2000, and a higher average balance of interest-bearing liabilities (up $310.1 million, or 20.1%). Average interest-bearing deposit balances increased $104.1 million, or 7.5%, during the quarter ended June 30, 2000 compared to the same period in 1999.

     Interest expense on borrowed funds increased $3.2 million in the quarter ended June 30, 2000 to $5.4 million due to a $206.0 million increase in the average balance of such funds and a 29 basis point increase in the average rate paid on borrowed funds to 6.01% in the 2000 period.

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

     Compass provided $1.2 million for loan losses in the quarter ended June 30, 2000 compared to $350,000 in the quarter ended June 30, 1999. The increase of $850,000 in 2000 was primarily attributable to the growth in the loan portfolio as all indicators of credit quality continue to be positive. The allowance for loan losses was $18.5 million, or .95% of loans at June 30, 2000 compared with $16.8 million, or .96% of loans, at December 31, 1999.

     NON-INTEREST INCOME. Total non-interest income was $2.3 million for the quarter ended June 30, 2000 compared to $2.1 million in the same period of 1999, an increase of $174,000 or 8.2%. This increase was principally caused by increases in loan fees, as well as ATM/Debit card usage which more than offset a decrease of $121,000 in gain on sales of investment securities.

     NON-INTEREST EXPENSE. Non-interest expense increased by $530,000, or 4.8%, from $11.1 million for the quarter ended June 30, 1999 to $11.6 million for the quarter ended June 30, 2000. Of this increase, $940,000 related to salaries and employee benefits, which totaled $6.5 million for the quarter ended June 30, 2000, partially offset by a $410,000 aggregate decrease in all other categories of non-interest expense.

     Of the increase of $940,000 in salaries and employee benefits for the quarter ended June 30, 2000, approximately $525,000 related to increases in the number of employees and annual wage adjustments, $318,500 was attributable to the restricted stock awarded in July 1999, employment taxes increased $112,000 and the cost of a new sales incentive program for branch personnel amounted to $115,000. These increases were partially offset by a net savings of $144,000 related to changes made in September 1999 to the Bank's employee retirement plans.

     The aggregate decrease in other categories of non-interest expense, which amounted to $410,000 for the quarter ended June 30, 2000 was primarily caused by certain non-recurring costs incurred in 1999 attributable to the merger with Sandwich Bank.

     INCOME TAXES. The effective tax rate for the quarter ended June 30, 2000 was 35.8% compared to 34.2% in the same period in 1999. This increase in overall tax rate is primarily due to the non-deductible portion of the expense associated with restricted stock awards in 2000.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Net income was $11.4 million, or $.48 per diluted share, for the six months ended June 30, 2000 compared to net income of $11.4 million, or $.45 per diluted share, for the comparable period in 1999. The increase in earnings per share despite an unchanged level of net income reflects the impact of the Company's stock repurchase program. The 2000 results, as compared to 1999, include an increase of $2.8 million, or 7.8%, in net interest income, an increase of $1.7 million in the provision for loan losses, an increase of $491,000, or 12.3%, in non-interest income and an increase of $1.6 million, or 7.5%, in non-interest expense. The Company's effective tax rate was unchanged at 35.6% in both periods.

     INTEREST INCOME. Interest income for the six months ended June 30, 2000 was $77.6 million, compared to $66.3 million for the six months ended June 30, 1999, an increase of $11.3 million, or 17.0%. The increase in interest income resulted from growth in average interest-earning assets of $279.3 million, or 15.3 %, and an increase in the overall yield on interest-earning assets of 11 basis points in the 2000 period. The principal areas of growth in average balances were related to real estate loans (up $204.8 million, or 19.2%) and indirect auto loans (up $105.3 million, or 30.6%). Most of the real estate loan growth resulted from increased origination and retention in portfolio of one-to-four family real estate loans. The increase in indirect auto loans resulted from the positive economic environment within Compass's local markets and the continued emphasis of this area of lending.

     INTEREST EXPENSE. Interest expense for the six months ended June 30, 2000 was $38.8 million compared to $30.3 million for the six months ended June 30, 1999, an increase of $8.5 million or 28.1%. This increase resulted from a 29 basis point increase in the cost of all funds from 4.03% in 1999 to 4.32% in 2000, and a higher average balance of interest-bearing liabilities (up $290.1 million, or 19.2%). Average interest-bearing deposit balances increased $76.5 million, or 5.5%, during the six months ended June 30, 2000 compared to the same period in 1999.

     Interest expense on borrowed funds increased $6.4 million in the six months ended June 30, 2000 to $10.1 million due to a $213.6 million increase in the average balance of such funds, and a 19 basis point increase in the average rate paid on borrowed funds to 5.91% in the 2000 period.

     PROVISION FOR LOAN LOSSES. Compass provided $2.3 million for loan losses in the six months ended June 30, 2000 compared to $575,000 in the comparable prior year period. The increase of $1.7 million in 2000 was primarily attributable to the growth in the loan portfolio as all indicators of credit quality continue to be positive.

     NON-INTEREST INCOME. Total non-interest income was $4.5 million for the six months ended June 30, 2000 compared to $4.0 million in the same period of 1999, an increase of $491,000 or 12.3%. This increase was principally caused by increases in loan fees, ATM/Debit card usage and an insurance settlement which more than offset a decrease of $154,000 in gain on sales of investment securities. Also, non-interest income in the 1999 period was adversely impacted by the waiver of the monthly fee on deposit accounts in the month of conversion of former Sandwich Bank customers to Compass's computer system.

     NON-INTEREST EXPENSE. Non-interest expense increased by $1.6 million, or 7.5%, from $21.7 million for the six months ended June 30, 1999 to $23.3 million for the six months ended June 30, 2000. Of this increase, $2.3 million related to salaries and employee benefits, which totaled $13.2 million for the six months ended June 30, 2000, partially offset by a $704,000 aggregate decrease in all other categories of non-interest expense.

     Of the increase of $2.3 million in salaries and employee benefits of the six months ended June 30, 2000, approximately $1.1 million related to increases in the number of employees and annual wage adjustments, $637,000 was attributable to the restricted stock awarded in July 1999, employment taxes increased $224,000, employee-related insurance costs increased $122,000 and the cost of a new sales incentive program for branch personnel amounted to $115,000. In addition, the amount accrued in connection with Compass's management incentive plan increased $350,000 in 2000 principally due to reduced expense in the first quarter of 1999 resulting from the utilization of amounts accrued but not paid during the two month transition period ended December 31, 1998. These increases were partially offset by a net savings of $150,000 related to changes made in September 1999 to the Bank's employee retirement plans.

     The aggregate decrease in other categories of non-interest expense, which amounted to $704,000 for the six months ended June 30, 2000 was primarily caused by certain non-recurring costs incurred in 1999 attributable to the merger with Sandwich Bank.

     INCOME TAXES. The effective tax rate for the six months ended June 30, 2000 was unchanged at 35.6% in both 2000 and 1999. While the overall tax rate was favorably affected by the greater utilization of non-bank subsidiaries that are taxed at lower rates for state tax purposes, the rate was adversely affected by the non-deductible portion of expense associated with restricted stock awards in 2000.

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

     As a voluntary member of the Federal Home Loan Bank of Boston (FHLB), Compass is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and Agency securities and funds on deposit at the FHLB. At June 30, 2000, Compass had approximately $377 million in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock. Use of this borrowing capacity may also be impacted by regulatory capital requirements.

     Liquidity management is both a daily and long-term function of business management. The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At June 30, 2000, the Company maintained cash and due from banks, short-term investments and debt securities maturing within one year of $98.8 million, or 4.2% of total assets.

     At June 30, 2000, construction of the Bank's new corporate headquarters was in-progress. At that date, the estimated remaining construction and related costs to be incurred were approximately $8.4 million. Compass believes it has adequate sources of liquidity to fund these costs.

     At June 30, 2000, Compass had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $186 million. Compass anticipated that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from June 30, 2000 amounted to $722.2 million. Compass expects that a significant portion of maturing certificate accounts will be retained at maturity, although the percentage retained may be below historical levels due to increased price competition for these deposits.

     Compass's Tier 1 capital measured 14.22% of risk-weighted assets at June 30, 2000. Total capital, including the Tier 2 allowance for loan losses, was 15.40% of risk weighted assets. The leverage ratio was 10.18%. These ratios placed Compass in the "well capitalized" category according to regulatory standards.

     The Company's Tier 1 capital measured 17.13% of risk-weighted assets at June 30, 2000. Total capital, including the Tier 2 allowance for loan losses, was 18.32% of risk-weighted assets. The leverage ratio was 12.23%. These ratios placed the Company in excess of regulatory standards set forth by the Federal Reserve Board.

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

     The Company quantifies its interest rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income and net income to changes in interest rates over a specified time horizon. Simulation analysis involves projecting future income and expense under various rate scenarios. Compass's internal guidelines on interest rate risk specify that for every 100 basis points immediate shift in interest rates, its estimated net interest income over the next 12 months should decline by less than 5%.

     In utilizing a 300 basis point increase in rates in its simulation model, the full impact of annual rate caps of 200 basis points common to most adjustable rate mortgage loan products is considered. The rate shocks used assume an instantaneous and parallel change in interest rates. Prepayment speeds for loans are based on published median dealer forecasts for each interest rate scenario.

     As of June 30, 2000, the Company's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

                                                             PERCENTAGE CHANGE IN ESTIMATED
                                                               NET INTEREST INCOME OVER:
                                                    ------------------------------------------------
                                                          12 MONTHS                  24 months
                                                    ----------------------     ---------------------
300 basis point increase in rates ...................... (18.16%)                    (17.58%)


200 basis point decrease in rates ......................   3.49%                       0.25%

     At June 30, 2000, the Company exceeded its internal guidelines for interest rate risk as set forth above. This occurred as a result of increases in short-term rates and the greater utilization of shorter term borrowings and certificates of deposit to fund asset growth. Management believes that it is advantageous to utilize shorter term funding sources in the current rate environment and, along with its professional advisors, will continue to monitor the trend in short-term and long-term interest rates and the related impact which changes in rates may have on net interest income.

     Based on the scenario above, net income would be adversely affected in both the twelve and twenty-four month periods in the 300 basis point increase scenario, while in the 200 basis point decrease scenario, net interest income is virtually unaffected in the 24 month scenario and is positively affected in the 12 month horizon. For each one percentage point change in net interest income, the effect on net income would be $544,000, assuming a 36% tax rate.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on May 18, 2000 at which time the five nominees for director, as set forth in the proxy materials for the meeting, were elected with the following votes cast:

                                                         For                     Withheld
                                                         ---                     --------

David P. Cameron                                      18,955,690                  572,134

Howard C. Dyer, Jr.                                   18,958,146                  569,678

Thornton P. Klaren, Jr.                               18,966,055                  561,769

Reale J. Lemieux                                      18,966,164                  561,660

Joseph H. Silverstein                                 18,956,940                  570,884

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

10.7*    Compass Bank for Savings January 2000 Incentive Compensation Plan+++++

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

27       EDGAR Financial Data Schedule

b. Reports on Form 8-K: No reports were filed during the second quarter of 2000. The Company filed a Current Report on Form 8-K with the SEC on August 3, 2000 in connection with the signing of a definitive agreement to acquire Home Port Bancorp, Inc.

-----------------------------------------------------
*        Management compensatory plan or arrangement.

+ Incorporated by reference to the Company's Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company's prior name, "The 1855 Bancorp", on May 15, 1998.

++ Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333- 52889), filed with the Securities and Exchange Commission under the Company's prior name, "The 1855 Bancorp", on August 14, 1998.

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

                                     Seacoast Financial Services Corporation
                                     ---------------------------------------
                                                  (Registrant)

Date: August 11, 2000             By /s/ Kevin G. Champagne
                                    ---------------------------------
                                       Kevin G. Champagne
                                       President and Chief Executive Officer

Date: August 11, 2000             By /s/ Francis S. Mascianica, Jr.
                                    ---------------------------------
                                       Francis S. Mascianica, Jr.
                                       Treasurer, as Principal
                                       Financial and Accounting Officer