Form 10-Q
period 2000-09-30
SEACOAST FINANCIAL SERVICES CORP
filed 2000-11-13
CIK 1061692

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                        COMMISSION FILE NUMBER: 000-25077

                     SEACOAST FINANCIAL SERVICES CORPORATION
                     ---------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

     Massachusetts                                        04-1659040
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

One Compass Place, New Bedford, Massachusetts                       02740
---------------------------------------------               --------------------
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

                                 Yes |X| No |_|

At November 10, 2000, the Company had 25,155,361 shares of common stock outstanding.

                     SEACOAST FINANCIAL SERVICES CORPORATION
                                      INDEX

PART 1 - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 2000
         and December 31, 1999                                             1

         Consolidated Statements of Income for the three
         months and nine months ended September 30, 2000 and 1999          2

         Consolidated Statements of Changes in Stockholders'
         Equity for the nine months ended September 30, 2000 and 1999      3

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2000 and 1999                          4

         Notes to Unaudited Consolidated Financial Statements              6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10

         Liquidity and Capital Resources                                  14

Item 3. Quantitative and Qualitative Disclosures about Market Risk        15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                16

Item 2.  Changes in Securities and Use of Proceeds                        16

Item 3.  Defaults upon Senior Securities                                  16

Item 4.  Submission of Matters to a Vote of Security Holders              16

Item 5.  Other Information                                                16

Item 6.  Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                18

EXHIBIT 27 - Financial Data Schedule

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                                                September 30,           December 31,
                                                                                                    2000                   1999
                                                                                                 -----------            -----------
ASSETS:
      Cash and due from banks ........................................................           $    78,489            $    60,245
      Federal funds sold .............................................................                 2,638                    106
                                                                                                 -----------            -----------
        Total cash and cash equivalents ..............................................                81,127                 60,351
      Other short-term investments ...................................................                     3                    231
      Investment securities--
        Available-for-sale, at fair value ............................................               232,999                245,583
        Held-to-maturity, at amortized cost ..........................................                12,398                 12,408
        Restricted equity securities .................................................                18,795                 14,936
      Loans held-for-sale ............................................................                    --                    756
      Loans, net (Note 2) ............................................................             2,009,249              1,730,378
      Accrued interest receivable ....................................................                11,721                  9,426
      Banking premises and equipment, net ............................................                42,263                 26,585
      Other real estate owned, net ...................................................                   547                    552
      Net deferred tax asset .........................................................                12,686                 12,527
      Other assets ...................................................................                 8,736                  9,052
                                                                                                 -----------            -----------
         Total assets ................................................................           $ 2,430,524            $ 2,122,785
                                                                                                 ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
      Deposits (Note 3) ..............................................................           $ 1,746,962            $ 1,515,622
      Short-term borrowings ..........................................................                33,781                 40,787
      Federal Home Loan Bank advances ................................................               344,983                271,900
      Other borrowings ...............................................................                 1,895                  1,935
      Mortgagors' escrow payments ....................................................                 4,358                  3,829
      Accrued expenses and other liabilities .........................................                15,193                 14,691
                                                                                                 -----------            -----------
         Total liabilities ...........................................................             2,147,172              1,848,764
                                                                                                 -----------            -----------

      COMMITMENTS AND CONTINGENCIES

      Stockholders' equity (Notes 6 and 7):
        Preferred stock, par value $.01 per share; authorized
           10,000,000 shares; none issued ............................................                    --                     --
        Common stock, par value $.01 per share; authorized
           100,000,000 shares; 26,758,136 shares issued ..............................                   268                    268
        Additional paid-in capital ...................................................               152,789                152,702
        Treasury stock, at cost, 1,602,775 shares in 2000 and
           898,500 shares in 1999 ....................................................               (15,951)                (9,310)
        Retained earnings ............................................................               162,145                149,256
        Accumulated other comprehensive income (loss) ................................                  (909)                (2,430)
        Unearned compensation - ESOP and restricted stock ............................               (14,836)               (16,326)
        Shares held in employee trust ................................................                  (154)                  (139)
                                                                                                 -----------            -----------
           Total stockholders' equity ................................................               283,352                274,021
                                                                                                 -----------            -----------
           Total liabilities and stockholders' equity ................................           $ 2,430,524            $ 2,122,785
                                                                                                 ===========            ===========

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                    Three Months                   Nine Months
                                                                                 Ended September 30,           Ended September 30,
                                                                               -----------------------       -----------------------
                                                                                 2000           1999           2000           1999
                                                                               --------       --------       --------       --------
INTEREST AND DIVIDEND INCOME:
      Interest on loans ................................................       $ 38,803       $ 30,913       $107,893       $ 88,038
      Interest and dividends on investment securities ..................          4,235          4,219         12,704         13,041
      Interest on federal funds sold and short-term investments ........            266             10            300            369
                                                                               --------       --------       --------       --------
        Total interest and dividend income .............................         43,304         35,142        120,897        101,448
                                                                               --------       --------       --------       --------

INTEREST EXPENSE:
      Interest on deposits .............................................         16,965         13,277         45,667         39,935
      Interest on borrowed funds .......................................          5,979          2,815         16,082          6,491
                                                                               --------       --------       --------       --------
        Total interest expense .........................................         22,944         16,092         61,749         46,426
                                                                               --------       --------       --------       --------
        Net interest income ............................................         20,360         19,050         59,148         55,022

PROVISION FOR LOAN LOSSES ..............................................          1,250            650          3,500          1,225
                                                                               --------       --------       --------       --------
        Net interest income after provision for loan losses ............         19,110         18,400         55,648         53,797
                                                                               --------       --------       --------       --------

NONINTEREST INCOME:
      Deposit and other banking fees ...................................          1,631          1,427          4,252          3,877
      Loan servicing fees, net .........................................            158            117            502            441
      Card fee income, net .............................................            393            264            873            552
      Other loan fees ..................................................            179            143            602            376
      Gain on sales of investment securities, net ......................             --              7              4            165
      Gain on sales of loans, net ......................................             27             12             28             90
      Gain on pension plan termination .................................             --          1,472             --          1,472
      Other income .....................................................            540            278          1,147            736
                                                                               --------       --------       --------       --------
        Total  noninterest income ......................................          2,928          3,720          7,408          7,709
                                                                               --------       --------       --------       --------

NONINTEREST EXPENSE:
      Salaries and employee benefits ...................................          6,549          5,790         19,705         16,610
      Occupancy and equipment expenses .................................          1,867          1,428          4,714          4,363
      Data processing expenses .........................................          1,309          1,094          3,631          3,339
      Marketing expenses ...............................................            892            656          2,131          1,773
      Professional services expenses ...................................            491            558          1,407          1,260
      Other operating expenses .........................................          1,652          1,769          4,460          5,606
                                                                               --------       --------       --------       --------
        Total noninterest expense ......................................         12,760         11,295         36,048         32,951
                                                                               --------       --------       --------       --------
        Income before provision for income taxes .......................          9,278         10,825         27,008         28,555

PROVISION FOR INCOME TAXES .............................................          3,183          3,880          9,486         10,188
                                                                               --------       --------       --------       --------
        Net income .....................................................       $  6,095       $  6,945       $ 17,522       $ 18,367
                                                                               ========       ========       ========       ========

        Net income per share-diluted (Note 4) ..........................       $   0.26       $   0.27       $   0.74       $   0.72
                                                                               ========       ========       ========       ========

        Weighted average number of outstanding shares (diluted) ........         23,691         25,356         23,839         25,552
                                                                               ========       ========       ========       ========

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                                            Accumulated
                                                                    Additional                                 Other
                                                          Common     Paid-In      Treasury    Retained     Comprehensive
                                                          Stock      Capital       Stock      Earnings     Income (Loss)
                                                        ---------   ---------    ---------    ---------    -------------
Balance, December 31, 1998 ..........................   $     268   $ 152,936    $      --    $ 127,263      $   2,337
Grant of restricted stock awards ....................          --       6,370           --           --             --
Repurchase of common stock (Note 6) .................          --          --       (7,369)          --             --
Issuance of restricted stock awards .................          --      (6,629)       6,629           --             --
Net income ..........................................          --          --           --       18,367             --
Other comprehensive income--change in unrealized
 gain on securities available for sale, net of taxes           --          --           --           --         (3,537)
   Comprehensive income .............................
Cash dividends-- $.05 per share .....................          --          --           --       (1,262)            --
Amortization of unearned compensation ...............          --          22           --           --             --
                                                        ---------   ---------    ---------    ---------      ---------
Balance, September 30, 1999 .........................   $     268   $ 152,699    $    (740)   $ 144,368      $  (1,200)
                                                        =========   =========    =========    =========      =========

Balance, December 31, 1999 ..........................   $     268   $ 152,702    $  (9,310)   $ 149,256      $  (2,430)
Repurchase of common stock (Note 6) .................          --          --       (6,641)          --             --
Net income ..........................................          --          --           --       17,522             --
Other comprehensive income-- change in unrealized
  loss on securities available for sale, net of taxes          --          --           --           --          1,521
    Comprehensive income ............................
Cash dividends-- $.19 per share .....................          --          --           --       (4,633)            --
Amortization of unearned compensation ...............          --         (15)          --           --             --
Other ...............................................          --         102           --           --             --
                                                        ---------   ---------    ---------    ---------      ---------
Balance, September 30, 2000 .........................   $     268   $ 152,789    $ (15,951)   $ 162,145      $    (909)
                                                        =========   =========    =========    =========      =========

                                                                        Shares
                                                                        Held In
                                                         Unearned       Employee
                                                        Compensation     Trust          Total
                                                        -----------    ---------      ---------
Balance, December 31, 1998 ..........................   $ (11,153)     $    (139)     $ 271,512
Grant of restricted stock awards ....................      (6,370)            --             --
Repurchase of common stock (Note 6) .................          --             --         (7,369)
Issuance of restricted stock awards .................          --             --             --
Net income ..........................................          --             --         18,367
Other comprehensive income-- change in unrealized
 gain on securities available for sale, net of taxes           --             --         (3,537)
                                                                                      ---------
   Comprehensive income .............................                                    14,830
Cash dividends-- $.05 per share .....................          --             --         (1,262)
Amortization of unearned compensation ...............         738             --            760
                                                        ---------      ---------      ---------
Balance, September 30, 1999 .........................   $ (16,785)     $    (139)     $ 278,471
                                                        =========      =========      =========

Balance, December 31, 1999 ..........................   $ (16,326)     $    (139)     $ 274,021
Repurchase of common stock (Note 6) .................          --             --         (6,641)
Net income ..........................................          --             --         17,522
Other comprehensive income-- change in unrealized
  loss on securities available for sale, net of taxes          --             --          1,521
                                                                                      ---------
    Comprehensive income ............................                                    19,043
Cash dividends-- $.19 per share .....................          --             --         (4,633)
Amortization of unearned compensation ...............       1,490             --          1,475
Other ...............................................          --            (15)            87
                                                        ---------      ---------      ---------
Balance, September 30, 2000 .........................   $ (14,836)     $    (154)     $ 283,352
                                                        =========      =========      =========

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                                 (In thousands)

                                                                                                       2000                 1999
                                                                                                     ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .........................................................................           $  17,522            $  18,367
      Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation .......................................................................               1,956                1,840
      Amortization and accretion, net ....................................................               1,968                1,644
      Provision for loan losses ..........................................................               3,500                1,225
      Gain on pension plan termination ...................................................                  --               (1,472)
      Gain on sale of investment securities, net .........................................                  (4)                (165)
      (Gain)loss on disposal of banking premises and equipment, net of
        impairment reserve ...............................................................                (252)                 195
      Other real estate owned income .....................................................                  --                  (63)
      Provision (benefit) for deferred taxes .............................................                (776)                 483
      Origination of loans held-for-sale .................................................                (366)              (5,543)
      Proceeds from sales of loans originated for resale .................................               1,150                5,633
      Gain on sales of loans, net ........................................................                 (28)                 (90)
      Net increase in accrued interest receivable ........................................              (2,295)                (838)
      Net (increase) decrease in other assets ............................................                 (47)                 354
      Net increase in accrued expenses and other liabilities .............................                 206                  459
                                                                                                     ---------            ---------
               Net cash provided by operating activities .................................              22,534               22,029
                                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Change in short-term investments, net ..............................................                 228               30,942
      Purchase of securities classified as available-for-sale ............................             (41,547)             (47,922)
      Purchase of securities classified as held-to-maturity ..............................              (1,000)                 (75)
      Purchase of restricted equity securities ...........................................              (3,859)              (1,663)
      Proceeds from sales, calls, paydowns and maturities of
        securities classified as available-for-sale ......................................              56,536               98,701
      Proceeds from paydowns, maturities and calls of securities
        classified as held-to-maturity ...................................................               1,000                1,360
      Purchases of loans .................................................................             (14,106)             (12,589)
      Net increase in loans ..............................................................            (269,024)            (271,542)
      Recoveries of loans previously charged off .........................................                 297                  433
      Proceeds from sales of other real estate owned .....................................                 467                  225
      Purchase of premises and equipment .................................................             (17,590)              (6,525)
      Proceeds from sale of banking premises and equipment ...............................                 208                   --
                                                                                                     ---------            ---------
               Net cash used in investing activities .....................................            (288,390)            (208,655)
                                                                                                     ---------            ---------

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                                 (In thousands)

                                                                                                     2000                    1999
                                                                                                   ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in NOW, money market deposit and demand
         deposit accounts ............................................................             $  52,053              $  27,823
      Increase in passbook and other savings accounts ................................                 5,374                 18,670
      Increase (decrease) in term certificates .......................................               173,913                (13,160)
      Advances from Federal Home Loan Bank ...........................................               325,000                117,000
      Repayments of Federal Home Loan Bank advances ..................................              (251,917)               (14,468)
      Increase (decrease) in short-term and other borrowings .........................                (7,046)                17,402
      Increase in mortgagors' escrow payments ........................................                   529                    893
      Repurchase of common stock .....................................................                (6,641)                (7,369)
      Cash dividends .................................................................                (4,633)                (1,262)
                                                                                                   ---------              ---------
               Net cash provided by financing activities .............................               286,632                145,529
                                                                                                   ---------              ---------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS ....................................................................                20,776                (41,097)
CASH AND CASH EQUIVALENTS,
      BEGINNING OF THE YEAR ..........................................................                60,351                101,419
                                                                                                   ---------              ---------
CASH AND CASH EQUIVALENTS,
      END OF THE PERIOD ..............................................................             $  81,127              $  60,322
                                                                                                   =========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
      Interest paid on deposits and borrowed funds ...................................             $  61,566              $  46,004
      Income taxes paid ..............................................................                10,480                  9,470

SUPPLEMENTAL DISCLOSURE OF NONCASH
      TRANSACTIONS:
      Transfer from loans to other real estate owned .................................                   684                    514
      Financed sales of other real estate owned ......................................                   222                  1,081

   See accompanying notes to the unaudited consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

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

(2) LOANS

      The Bank's loan portfolio consisted of the following:

                                                    September 30,   December 31,
                                                        2000            1999
                                                     ----------      ----------
                                                           (In thousands)
Real estate loans:
      Residential (one-to-four family) .........     $1,017,268      $  896,479
      Commercial ...............................        248,113         223,500
      Home equity lines of credit ..............         31,087          26,076
      Construction .............................         87,405          71,735
                                                     ----------      ----------
           Total real estate loans .............      1,383,873       1,217,790
                                                     ----------      ----------
Commercial loans ...............................         81,890          66,360
                                                     ----------      ----------
Consumer loans:
      Indirect auto loans ......................        519,813         439,753
      Less-unearned discount ...................          8,861          17,370
                                                     ----------      ----------
           Indirect auto loans, net ............        510,952         422,383
      Other ....................................         51,900          40,673
                                                     ----------      ----------
           Total consumer loans, net ...........        562,852         463,056
                                                     ----------      ----------
           Total loans .........................      2,028,615       1,747,206
Less-Allowance for loan losses .................         19,366          16,828
                                                     ----------      ----------
           Total loans, net ....................     $2,009,249      $1,730,378
                                                     ==========      ==========

      Non-accrual loans amounted to $5,712,000 and $5,734,000 at September 30, 2000 and December 31, 1999, respectively.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

(3) DEPOSITS

      A summary of deposit balances is as follows:

                                                     September 30,  December 31,
                                                         2000           1999
                                                      ----------     ----------
                                                            (In thousands)
Demand deposit accounts ..........................    $  142,813     $  101,218
NOW and money market deposit accounts ............       473,610        463,152
Passbook and other savings accounts ..............       219,691        214,317
                                                      ----------     ----------
       Total non-certificate accounts ............       836,114        778,687
                                                      ----------     ----------
Term certificates-
  Term certificates of $100,000 and over .........       207,465        157,113
  Term certificates less than $100,000 ...........       703,383        579,822
                                                      ----------     ----------
       Total term certificate accounts ...........       910,848        736,935
                                                      ----------     ----------
       Total deposits ............................    $1,746,962     $1,515,622
                                                      ==========     ==========

(4) EARNINGS PER SHARE

      Diluted earnings per share for the three months and nine months ended September 30, 1999 and 2000 were computed based on the adjusted weighted average number of shares outstanding during the periods. Unallocated ESOP shares and unvested restricted stock awards are not considered outstanding for purposes of the computation of basic earnings per share. There is only an insignificant difference in the number of shares used in computing basic and diluted earnings per share and, accordingly, such per share amounts do not differ.

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

      Non-reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the following disclosure of business segments. These non-reportable segments include the Parent Company.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

(5) BUSINESS SEGMENT INFORMATION (Continued)

      Reportable segment specific information and reconciliation to consolidated financial information as of September 30, 2000 and 1999 and for the nine month periods then ended are as follows (in thousands):

                                                                                   Other
                                                                                Adjustments
                                                 Community                          and
                                                  Banking          Other        Eliminations      Consolidated
                                                -----------     ---------       ------------      ------------
September 30, 2000
Investment securities......................     $   260,853     $   3,339        $        --       $  264,192
Net loans..................................       2,009,249        10,646           (10,646)        2,009,249
Total assets...............................       2,426,830       283,673          (279,979)        2,430,524
Total deposits.............................       1,746,962            --                --         1,746,962
Total borrowings...........................         380,659            --                --           380,659
Total liabilities..........................       2,146,850           322                --         2,147,172
Net interest income........................          59,049           724              (625)           59,148
Provision for loan losses..................           3,500            --                --             3,500
Total noninterest income...................           7,408            --                --             7,408
Total noninterest expense..................          35,233           815                --            36,048
Net income.................................          17,568        17,522           (17,568)           17,522

September 30, 1999
Investment securities......................     $   257,618     $   2,300       $          --      $  259,918
Net loans..................................       1,671,180        10,961           (10,961)        1,671,180
Total assets...............................       2,045,784       278,980          (276,637)        2,048,127
Total deposits.............................       1,530,548            --                --         1,530,548
Total borrowings...........................         218,707            --                --           218,707
Total liabilities..........................       1,769,147           509                --         1,769,656
Net interest income........................          54,958           709              (645)           55,022
Provision for loan losses..................           1,225            --                --             1,225
Total noninterest income...................           7,709            --                --             7,709
Total noninterest expense..................          32,276           675                --            32,951
Net income.................................          18,334        18,367           (18,334)           18,367

(6) STOCK REPURCHASE PROGRAMS

      In July 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares in the open market to meet the anticipated needs of stock awards and stock options issued in connection with the 1999 Stock Incentive Plan. In October 1999 and July 2000, the Board of Directors, with the approval of the Commissioner of Banks, authorized the Company to repurchase in the open market up to an additional 1,231,900 and 1,254,312 shares, respectively. The Board of Directors delegated to the discretion of senior management the authority to determine the timing of the repurchase programs' commencement, the timing of the subsequent repurchases and the prices at which repurchases will be made.

      As of November 10, 2000, the Company had repurchased 2,162,775 shares of its common stock under these programs at a total cost of $22,580,228, all of which shares had been repurchased as of September 30, 2000.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

(7) QUARTERLY CASH DIVIDEND

      On October 23, 2000, the Company announced a quarterly cash dividend of $.07 per share payable on November 17, 2000 to stockholders of record on November 3, 2000.

(8) PENDING ACQUISITION

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

      Home Port is the holding company for Nantucket Bank, a three branch savings bank with total assets of approximately $340 million, located on Nantucket Island, Massachusetts. The Company intends to keep Nantucket Bank as a separate operating subsidiary retaining its name and charter. Accordingly, the only cost savings initially expected from the transaction are from the elimination of Home Port as the holding company for Nantucket Bank.

      In connection with the execution of the definitive agreement, a reciprocal break-up fee of $3.5 million was negotiated. In addition, the Company was granted an option to purchase up to 19.9% of Home Port's outstanding common stock under certain circumstances.

      The transaction, which will be accounted for under the purchase method of accounting, was approved by Home Port's shareholders on October 20, 2000 and is awaiting regulatory approval. The Company recently learned that it might not be possible to receive final regulatory approval by the end of December, as initially projected, and that such approval might be expected, instead, early in the first quarter of 2001.

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

      Total assets increased by $307.7 million from $2,122.8 million at December 31, 1999 to $2,430.5 million at September 30, 2000. During the nine months ended September 30, 2000, Compass increased its loan portfolio by $281.4 million, or 16.1%, which was funded principally by deposit growth (primarily certificates of deposit) of $231.4 million and, to a lesser extent, additional Federal Home Loan Bank borrowings of $55.4 million.

      The increase in loans occurred primarily in the residential mortgage, indirect auto and commercial loan portfolios. From December 31, 1999 to September 30, 2000, residential mortgage loans increased by $120.8 million, or 13.5%, indirect auto loans (net of unearned discounts) increased by $88.6 million, or 21.0% and commercial loans (including commercial real estate loans) increased by $40.1 million, or 13.8%. The growth during the nine months ended September 30, 2000 is generally attributable to the favorable economic conditions which prevailed during this period. The Bank has continued to retain all residential mortgage loan originations in its portfolio and has continued to emphasize the origination of indirect auto loans through its network of automobile dealers which has been expanded to include dealers in communities contiguous to the metropolitan Boston area. The increase in commercial loans reflects the Bank's strategy to expand this portion of its loan portfolio. Towards that end, the Bank has added four commercial lenders since November 1999.

      Total deposits at September 30, 2000 were $1,747.0 million, an increase of $231.4 million, or 15.3%, compared to $1,515.6 million at December 31, 1999 due largely to an increase in certificates of deposit of $173.9 million during the period. This increase was fueled by the introduction and promotion, in February 2000, of a 7-month certificate at 6.30% and, to a lesser extent, the promotion of 9-month and 18-month certificates of deposit during the second quarter. Core deposit account balances increased by $57.4 million, or 7.4% during the nine months ended September 30, 2000. The growth in core deposits during the period was generally attributable to normal seasonal fluctuations and the promotion of a free checking account product partially offset by the shift in funds to higher yielding certificates of deposit. Management believes that the bank consolidation and divestitures currently underway in the Bank's market area as a result of the Fleet/BankBoston merger have contributed to the growth in deposits in 2000 and continue to offer Compass an opportunity to increase its deposits.

      Total borrowed funds were $380.7 million at September 30, 2000 compared to $314.6 million at December 31, 1999, an increase of $66.1 million, or 21.0%. During the nine months ended September 30, 2000, Compass increased its net borrowings from the Federal Home Loan Bank by $55.4 million in order to partially fund loan growth. Management believes that it will continue to rely on Federal Home Loan Bank borrowings during the remainder of 2000 to partially fund anticipated loan growth and to finance its pending acquisition of Home Port Bancorp, Inc. (Home Port).

      The increase in stockholders' equity of $9.3 million to $283.4 million at September 30, 2000 resulted from net income of $17.5 million for the nine months ended September 30, 2000 which was partially offset by cash dividends and stock repurchases. During 1999 and 2000, the Company announced three stock repurchase programs, the most recent of which was approved in July 2000, aggregating 3,486,212 shares. As of November 10, 2000, 2,162,775 shares had been repurchased leaving up to 1,323,437 shares for repurchase. The Company has not repurchased any of its stock since June 2000 but expects to recommence purchases of its stock in the near future.

Comparison of Operating Results for the Quarters Ended September 30, 2000 and
1999

      Net income was $6.1 million, or $.26 per diluted share, for the quarter ended September 30, 2000 compared to net income of $6.9 million, or $.27 per diluted share, for the comparable period in 1999. The 1999 results include a curtailment gain on the pending termination of the Bank's pension plan which, after taxes, amounted to $856,000, or $.03 per share. Exclusive of this non-recurring item, net income for the quarter ended September 30, 2000 was unchanged while earnings per diluted share increased $.02 or 8.3%. The increase in earnings per share despite an unchanged level of net income in 2000 reflects the impact of the Company's stock repurchase program. The 2000 results, as compared to 1999, include an increase of $1.3 million, or 6.9%, in net interest income, an increase of $600,000 in the provision for loan losses, an increase of $680,000, or 30.2%, in non-interest income (exclusive of the non-recurring gain of $1.5 million on termination of the pension plan) and an increase of $1.5 million, or 13.0%, in non-interest expense. The Company's effective tax rate decreased to 34.3% in 2000 from 35.8% in the comparable 1999 period.

      Interest Income. Interest income for the quarter ended September 30, 2000 was $43.3 million compared to $35.1 million for the quarter ended September 30, 1999, an increase of $8.2 million, or 23.2%. The increase in interest income resulted from growth in average interest-earning assets of $331.2 million, or 17.1%, and an increase in the yield on interest-earning assets of 37 basis points in the 2000 period. The increase in the yield on interest-earning assets, as compared to the same period in the prior year, reflects the series of rate increases initiated by the Federal Reserve Board beginning in June 1999. The principal areas of growth in average balances were related to real estate loans (up $206.9 million, or 17.9%) and indirect auto loans (up $107.2 million, or 27.6%). Most of the real estate loan growth resulted from origination and retention in portfolio of one-to-four family residential real estate loans. The increase in indirect auto loans resulted from the positive economic environment within Compass's local markets and the continued emphasis of this area of lending as previously noted.

      Interest Expense. Interest expense for the quarter ended September 30, 2000 was $22.9 million compared to $16.1 million for the quarter ended September 30, 1999, an increase of $6.8 million or 42.6%. This increase resulted from a 72 basis point increase in the cost of all funds from 4.00% in 1999 to 4.72% in 2000, and a higher average balance of interest-bearing liabilities (up $332.8 million, or 20.6%). Average interest-bearing deposit balances increased $153.6 million, or 10.9%, during the quarter ended September 30, 2000 compared to the same period in 1999.

      Interest expense on borrowed funds increased $3.2 million in the quarter ended September 30, 2000 to $6.0 million due to a $179.2 million increase in the average balance of such funds and a 66 basis point increase in the average rate paid on borrowed funds to 6.33% in the 2000 period.

      The increase in the cost of funds on interest-bearing liabilities, as compared to the same period in the prior year, reflects the series of rate increases initiated by the Federal Reserve Board beginning in June 1999.

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

      Compass provided $1.25 million for loan losses in the quarter ended September 30, 2000 compared to $650,000 in the quarter ended September 30, 1999. The increase of $600,000 in 2000 was primarily attributable to the growth in the loan portfolio as all indicators of credit quality generally continue to be positive. The allowance for loan losses was $19.4 million, or .96% of loans at September 30, 2000 compared with $16.8 million, or .96% of loans, at December 31, 1999.

      Non-Interest Income. Total non-interest income was $2.9 million for the quarter ended September 30, 2000 compared to $2.2 million (exclusive of the non-recurring gain of $1.5 million on termination of the pension plan) in the same period of 1999, an increase of $680,000 or 30.2%. This growth was principally caused by increases in ATM/Debit card usage, checking account related fees and a non-recurring gain on the disposition of banking premises and equipment of $250,000.

      Non-Interest Expense. Non-interest expense increased by $1.5 million, or 13.0%, from $11.3 million for the quarter ended September 30, 1999 to $12.8 million for the quarter ended September 30, 2000. Of this increase, $759,000 related to salaries and employee benefits, $439,000 related to occupancy and equipment expenses, $215,000 related to data processing expenses and $236,000 related to marketing expenses. Such increases were partially offset by an aggregate decrease of $184,000 in other categories of non-interest expense. Such decrease was primarily attributable to certain non-recurring items associated with the merger with Sandwich Bank.

      Of the increase of $759,000 in salaries and employee benefits for the quarter ended September 30, 2000, approximately $400,000 related to increases in the number of employees and annual wage adjustments. In addition, employee-related insurance costs increased $125,000, management incentive plan expense increased $150,000, restricted stock plan expense increased $94,000 and the cost of a new sales incentive program for branch personnel amounted to $50,000. These increases were partially offset by a net savings of $56,000 due to changes made in September 1999 to the Bank's employee retirement plans.

      Occupancy and equipment expenses increased $439,000, or 30.7% to $1.9 million for the quarter ended September 30, 2000. This increase was primarily due to an increase in depreciation and utility costs of $250,000 attributable to the opening of the new main banking office and corporate offices in July 2000 as well as non-recurring moving costs of $125,000 associated with this relocation. The opening of new branches in Seekonk and Mattapoisett during the third quarter also contributed to this increase.

      Data processing expenses increased $215,000, or 19.7%, to $1.3 million for the quarter ended September 30, 2000. This increase was substantially driven by volume-related factors such as the number of new loan and deposit accounts and ATM usage.

      Marketing expenses increased $236,000, or 36.0%, to $892,000 for the quarter ended September 30, 2000. Such increase was attributable to various initiatives promoting the grand opening of the Bank's new main banking office and corporate offices as well as customer acquisition programs targeted at individuals and businesses affected by the branch divestitures required by the Fleet/Bank Boston merger.

      Income Taxes. The effective tax rate for the quarter ended September 30, 2000 was 34.3% compared to 35.8% in the same period in 1999. This decrease in overall tax rate is primarily due to the greater utilization of non-bank subsidiaries that are taxed at lower rates for state tax purposes and an increase in tax-favored investment income in 2000.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999

      Net income was $17.5 million, or $.74 per diluted share, for the nine months ended September 30, 2000 compared to net income of $18.4 million, or $.72 per diluted share, for the comparable period in 1999. The 1999 results include a curtailment gain on the pending termination of the Bank's pension plan which, after taxes, amounted to $856,000, or $.03 per share. Exclusive of this non-recurring item, net income for the nine months ended September 30, 2000 was unchanged, while earnings per diluted share increased by $.05, or 7.2%. The increase in earnings per share despite an unchanged level of net income in 2000 reflects the impact of the Company's stock repurchase program. The 2000 results, as compared to 1999, include an increase of $4.1 million, or 7.4%, in net interest income, an increase of $2.3 million in the provision for loan losses, an increase of $1.2 million, or 18.8%, in non-interest income (exclusive of the non-recurring gain of $1.5 million on termination of the pension plan) and an increase of $3.1 million, or 9.4%, in non-interest expense. The Company's effective tax rate decreased to 35.1% in 2000 from 35.7% in 1999.

      Interest Income. Interest income for the nine months ended September 30, 2000 was $120.9 million compared to $101.4 million for the nine months ended September 30, 1999, an increase of $19.5 million, or 19.2%. The increase in interest income resulted from growth in average interest-earning assets of $296.6 million, or 15.9%, and an increase in the overall yield on interest-earning assets of 21 basis points in the 2000 period. The increase in the yield on interest-earning assets, as compared to the same period in the prior year, reflects the series of rate increases initiated by the Federal Reserve Board beginning in June 1999. The principal areas of growth in average balances were related to real estate loans (up $205.4 million, or 18.7%) and indirect auto loans (up $105.9 million, or 29.5%). Most of the real estate loan growth resulted from origination and retention in the portfolio of one-to-four family residential real estate loans. The increase in indirect auto loans resulted from the positive economic environment within Compass's local markets and the continued emphasis of this area of lending.

      Interest Expense. Interest expense for the nine months ended September 30, 2000 was $61.7 million compared to $46.4 million for the nine months ended September 30, 1999, an increase of $15.3 million or 33.0%. This increase resulted from a 44 basis point increase in the cost of all funds from 4.02% in 1999 to 4.46% in 2000, and a higher average balance of interest-bearing liabilities (up $304.5 million, or 19.7%). Average interest-bearing deposit balances increased $102.4 million, or 7.4%, during the nine months ended September 30, 2000 compared to the same period in 1999.

      Interest expense on borrowed funds increased $9.6 million in the nine months ended September 30, 2000 to $16.1 million due to a $202.1 million increase in the average balance of such funds, and a 36 basis point increase in the average rate paid on borrowed funds to 6.06% in the 2000 period.

      The increase in the cost of funds on interest-bearing liabilities, as compared to the same period in the prior year, reflects the series of rate increases initiated by the Federal Reserve Board beginning in June 1999.

      Provision for Loan Losses. Compass provided $3.5 million for loan losses in the nine months ended September 30, 2000 compared to $1.2 million in the comparable prior year period. The increase of $2.3 million in 2000 was primarily attributable to the growth in the loan portfolio as all indicators of credit quality generally continue to be positive.

      Non-Interest Income. Total non-interest income was $7.4 million for the nine months ended September 30, 2000 compared to $6.2 million (exclusive of the non-recurring gain of $1.5 million on termination of the pension plan) in the same period of 1999, an increase of $1.2 million, or 18.8%. This increase was principally caused by increases in loan fees, ATM/Debit card usage, checking account related fees as well as non-recurring income ($320,000) attributable to both the sale of banking premises and equipment and an insurance settlement. Such increases more than offset a decrease of $223,000 in gains on sales of investment securities and loans.

      Non-Interest Expense. Non-interest expense increased by $3.1 million, or 9.4%, from $33.0 million for the nine months ended September 30, 1999 to $36.1 million for the nine months ended September 30, 2000. This increase was entirely attributable to a $3.1 million increase to salaries and employee benefits, which totaled $19.7 million for the nine months ended September 30, 2000. All other categories of non-interest expense were unchanged in the aggregate.

      Of the increase of $3.1 million in salaries and employee benefits for the nine months ended September 30, 2000, approximately $1.5 million was due to increases in the number of employees and annual wage adjustments while $731,000 was attributable to the restricted stock awarded in July 1999. Also, employment taxes increased $221,000, employee-related insurance costs increased $248,000 and the cost of a new sales incentive program for branch personnel amounted to $164,000. In addition, the amount accrued in connection with Compass's management incentive plan increased $500,000 in 2000 principally due to reduced expense in the first quarter of 1999 resulting from the utilization of amounts accrued but not paid during the two month transition period ended December 31, 1998. These increases were partially offset by a net savings of $235,000 due to changes made in September 1999 to the Bank's employee retirement plans.

      Occupancy and equipment expense increased $351,000, or 8.0%, to $4.7 million for the nine months ended September 30, 2000. This increase was primarily due to an increase in depreciation and utility costs of $200,000 attributable to the opening of the new main banking office and corporate offices as well as non-recurring moving and storage costs of $170,000 associated with this relocation.

      Data processing expenses increased $292,000, or 8.7%, to $3.6 million for the nine months ended September 30, 2000. This increase was caused by volume-related factors such as the number of new loan and deposit accounts and ATM usage.

      Marketing expenses increased $358,000, or 20.2%, to $2.1 million for the nine months ended September 30, 2000. Such increase was attributable to various initiatives promoting the grand opening of the Bank's new main banking office and corporate offices during the third quarter as well as customer acquisition programs utilized throughout the year targeted at individuals and businesses affected by the branch divestitures required by the Fleet/Bank Boston merger.

   Other categories of non-interest expense decreased by $1.0 million in the nine months ended September 30, 2000. This decrease is primarily attributable to certain non-recurring items associated with the merger with Sandwich Bank.

      Income Taxes. The effective tax rate for the nine months ended September 30, 2000 decreased to 35.1% in 2000 from 35.7% in 1999. The overall tax rate was favorably affected by the greater utilization of non-bank subsidiaries that are taxed at lower rates for state tax purposes and an increase in tax-favored investment income which were partially offset by the non-deductible portion of expense associated with the vesting of restricted stock awards in 2000.

Liquidity and Capital Resources

      Compass's liquidity, represented by cash and cash equivalents and debt securities is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, principal and interest payments on outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates and, in the case of deposits, other financial instruments available to the public such as mutual funds and annuities.

      As a voluntary member of the Federal Home Loan Bank of Boston (FHLB), Compass is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and Agency securities and funds on deposit at the FHLB. At September 30, 2000, Compass had approximately $436 million in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock. Use of this borrowing capacity may also be impacted by regulatory capital requirements.

      Liquidity management is both a daily and long-term function of business management. The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available funds, by the conversion of other assets to cash at a reasonable price and by its ability to borrow under existing arrangements. At September 30, 2000, the Company maintained cash and due from banks, short-term investments and debt securities maturing within one year of $101.6 million, or 4.18% of total assets.

      At September 30, 2000, Compass had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $203.0 million. Management believes that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from September 30, 2000 amounted to $715.3 million. Management expects that a significant portion of maturing certificate accounts will be retained at maturity, although the percentage retained may be below historical levels due to increased price competition for these deposits.

      Compass's Tier 1 capital measured 13.99% of risk-weighted assets at September 30, 2000. Total capital, including the Tier 2 allowance for loan losses, was 15.17% of risk-weighted assets. The leverage ratio was 9.92%. These ratios placed Compass in the "well capitalized" category according to regulatory standards.

      The Company's Tier 1 capital measured 16.69% of risk-weighted assets at September 30, 2000. Total capital, including the Tier 2 allowance for loan losses, was 17.89% of risk-weighted assets. The leverage ratio was 11.81%. These ratios placed the Company in excess of regulatory standards set forth by the Federal Reserve Board.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The chief market risk factor affecting the financial condition and operating results of Compass is interest rate risk. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given Compass's capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, Compass seeks to reduce the vulnerability of its net earnings to changes in interest rates. Compass's Asset/Liability Committee, comprised of senior management, is responsible for managing interest rate risk and reviewing with the Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on Compass's and the Company's operating results, Compass's interest rate risk position and the effect changes in interest rates would have on Compass's net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

       The principal strategies Compass generally uses to manage interest rate risk include (i) emphasizing the origination and retention of adjustable-rate loans, origination of indirect auto loans which have relatively short maturities and origination of loans with maturities at least partly matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

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

      As of September 30, 2000, the Company's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

                                                 Percentage Change in Estimated
                                                    Net Interest Income Over:
                                                      12 months   24 months
                                                      ---------   ---------
300 basis point increase in rates ...............     (15.15%)    (15.83%)

200 basis point decrease in rates ...............      (0.21%)     (4.79%)

   At September 30, 2000, the Company exceeded its internal guidelines for interest rate, risk as set forth above, by an insignificant amount. This represents an improvement from the forecast at June 30, 2000 for the scenarios based on an increase in rates. This improvement occurred as a result of a recent decline in short-term rates. Management believes that it is advantageous to continue to utilize shorter term funding sources in the current rate environment and, along with its professional advisors, will continue to monitor the trend in short-term and long-term interest rates and the related impact which changes in rates may have on net interest income.

      Based on the scenario above, net income would be adversely affected in both the twelve and twenty-four month periods. For each one percentage point change in net interest income, the effect on net income would be $541,000, assuming a 36% effective tax rate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Company and Compass are not involved in any pending legal proceedings other than matters arising in the ordinary course of business. Management believes that the resolution of these matters will not materially affect their business or the consolidated financial condition, results of operations and liquidity of the Company and Compass.

Item 2. Changes in Securities and Use of Proceeds

            Not applicable

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

10.6* Trust Agreement, made as of December 18, 1992, by and between Compass Bank for Savings and Shawmut Bank, N.A.+

10.7*   Compass Bank for Savings January 2000 Incentive Compensation Plan +++++

10.12*  Compass Bank for Savings Executive Deferred Compensation Plan+

10.13* Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan+

10.16*  Sandwich Co-operative Bank 1983 Directors Deferred Income Agreement ++

10.17*  Sandwich Co-operative Bank 1992 Directors Deferred Compensation Plan++

10.20*  Seacoast Financial Services Corporation 1999 Stock Incentive Plan++++

10.21 Agreement and Plan of Merger by and between Seacoast Financial Services Corporation and Home Port Bancorp, Inc. dated as of July 20, 2000++++++

10.22 Stock Option Agreement between Home Port Bancorp, Inc. and Seacoast Financial Services Corporation dated as of July 20, 2000++++++

11 A statement regarding earnings per share is included in Item 1, Note 4, of this report.

27      EDGAR Financial Data Schedule

b. Reports on Form 8-K: The Company filed a Current Report on Form 8-K with the SEC on August 3, 2000 in connection with the signing of a definitive agreement to acquire Home Port Bancorp, Inc.

--------------------------------------------

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

++++ Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 1999.

+++++ Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000.

++++++ Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securites and Exchange Commisssion on August 3, 2000.

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

                                     Seacoast Financial Services Corporation
                                     ---------------------------------------
                                                  (Registrant)


Date: November 10, 2000              By: /s/ Kevin G. Champagne
                                         ---------------------------------------
                                     Kevin G. Champagne
                                     President and Chief Executive Officer


Date: November 10, 2000              By: /s/ Francis S. Mascianica, Jr.
                                         ---------------------------------------
                                     Francis S. Mascianica, Jr.
                                     Treasurer, as Principal
                                     Financial and Accounting Officer