Form 10-K405
period 2000-12-31
SEACOAST FINANCIAL SERVICES CORP
filed 2001-03-29
CIK 1061692

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-25077

                     SEACOAST FINANCIAL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

             Massachusetts                               04-1659040
             -------------                  ------------------------------------
        (State of Incorporation)            (IRS Employer Identification Number)

One Compass Place, New Bedford, Massachusetts                02740
---------------------------------------------             ----------
  (Address of Principal Executive Offices)                (Zip Code)


                                 (508) 984-6000
                         ------------------------------
                         (Registrant's Telephone Number)

  SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock,
                                                               $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 16, 2001 on the Nasdaq National Market, was $334,022,274. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

As of March 16, 2001, 24,898,361 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 17, 2001 are incorporated by reference into the annual report as portions of Part III of Form 10-K.

PART I

ITEM 1.  BUSINESS

GENERAL

      Until the completion of a mutual to stock conversion and initial public offering of its stock on November 20, 1998, Seacoast Financial Services Corporation (the "Company" or "Seacoast Financial") was a mutual holding company created in connection with the reorganization of Compass Bank for Savings ("Compass") into a mutual holding company form of organization in 1994. The Company is registered with the Board of Governors of the Federal Reserve System (the "FRB") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Since its formation, the Company has owned 100% of Compass's outstanding capital stock.

      On December 31, 2000, the Company completed its acquisition of Home Port Bancorp, Inc., holding company for Nantucket Bank, a three branch savings bank with total assets of approximately $341 million located on Nantucket Island, Massachusetts. In connection with this transaction, which is being accounted for under the purchase method of accounting, the Company paid cash of $68.2 million to the selling shareholders. As the closing of this acquisition coincided with the Company's year-end, the assets and liabilities of Nantucket Bank are included in the consolidated balance sheet amounts as of December 31, 2000, as well as in the narrative and the various tables presented herein; however, the results of operations of Nantucket Bank are not included herein. In addition, the narrative in this Item 1. does not include Nantucket Bank's financial operating data, such as the amount of loan originations during 2000. See Note 2 to the consolidated financial statements for disclosure of certain pro forma information. Compass and Nantucket Bank are collectively referred to herein as "the Banks."

      Compass was organized in 1855 as a Massachusetts-chartered mutual savings bank, and reorganized into mutual holding company form in 1994. Nantucket Bank was organized in 1834 as a Massachusetts-chartered mutual savings bank and reorganized to a stock savings bank in 1988. The Banks' principal business has been, and continues to be, gathering deposits from customers within its market areas and investing those funds in residential and commercial real estate loans, indirect automobile loans (Compass only), commercial loans, construction loans, home equity loans and other consumer loans and investment securities. The Banks' investment portfolios consist primarily of U.S. Government and agency securities, corporate bonds, mortgage-backed securities, collateralized mortgage obligations and, to a lesser extent, marketable equity securities. Individual and business customers have a variety of deposit accounts with the Banks, including NOW (checking) and other demand deposit accounts, passbook savings accounts, money market deposit accounts, Individual Retirement Accounts ("IRAs") and various certificates of deposit.

      The Banks' deposits are insured by the Bank Insurance Fund (the "BIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"), up to the maximum amount permitted by law, except that certain deposits that Compass acquired from a savings association are insured by the Savings Association Insurance Fund (the "SAIF"), also administered by the FDIC. Deposit amounts in excess of FDIC insurance limits are insured by the Depositors Insurance Fund (the "DIF"), a deposit insuring entity for Massachusetts savings banks. The Banks are voluntary members of the Federal Home Loan Bank of Boston (FHLB), which serves principally as a credit source in providing funds for residential mortgage lending.

MARKET AREA AND COMPETITION

      At December 31, 2000, the Company and Compass conducted business from their corporate headquarters in New Bedford, Massachusetts and the Banks conducted business from 41 full-service banking offices, seven of which are located in New Bedford and the remaining 34 of which are located in the Massachusetts communities of Fall River (two offices), Plymouth (four offices), Fairhaven, Mattapoisett, North Dartmouth, Seekonk, Somerset, Swansea, Wareham, Westport, Assonet and Carver, Cape Cod (ten offices) and the islands of Martha's Vineyard (five offices) and Nantucket (three offices, all of which were acquired on December 31, 2000). Compass also has two limited service high school branches and seven remote service ATMs. In addition, Compass's indirect auto lending business extends into the State of Rhode Island.

      The Banks face significant competition both in generating loans and in attracting deposits. Compass's primary market area is highly competitive and it faces direct competition from a significant number of financial institutions, many with a state-wide, a regional and, in some cases, a national presence. Several of these financial institutions are significantly larger and have greater financial resources than Compass. Compass's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings, cooperative and commercial banks and credit unions, particularly in Fall River and New Bedford. In addition, the Banks face increasing competition for depositors' funds from non-bank institutions, such as brokerage firms and insurance companies which offer financial alternatives such as short-term money-market funds, corporate and government securities funds, mutual funds and annuities and, more recently, internet banks. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. Numerous credit unions are located in Fall River, New Bedford and Rhode Island which, because of their tax and regulatory status, enjoy a competitive advantage over banks.

      Nantucket Bank is the only bank headquartered on Nantucket Island; however, it faces competition from other banks, mortgage banking companies and other financial service providers, many of which have significantly greater resources. Its most direct competition for deposits primarily comes from other banks located on Nantucket Island and in southeastern Massachusetts, credit unions and brokerage firms. Nantucket Bank competes for deposits principally by offering depositors convenient branch hours and locations, efficient and attentive service, telephone and computer access to accounts, a wide variety of deposit programs, automated teller machines and competitive interest rates.

      Competition for real estate loans comes primarily from other banks, mortgage brokers, mortgage banking companies and other institutional lenders. Nantucket Bank competes for loan originations primarily based on the efficiency and quality of service that it provides as well as the interest rates and loan fees that it charges. The competition for loans varies depending on factors which include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable.

PERSONNEL

     As of December 31, 2000, the Banks had 566 full-time employees and 94 part-time employees. None of the Banks' employees are represented by a labor union and management considers its relationship with its employees to be good.

LENDING ACTIVITIES

     GENERAL. The Banks' loan portfolios, excluding loans held-for-sale, totaled $2,363.3 million as of December 31, 2000, representing 81.8% of total assets on that date. The Banks primarily make residential real estate loans secured by one- to four-family residences, indirect auto loans (Compass only) and commercial real estate loans. Such loans represented 51.3%, 22.1% and 13.7%, respectively, of the loan portfolio as of December 31, 2000. The Banks also make home equity line of credit loans, residential and commercial construction loans, commercial loans, fixed rate home equity loans, personal installment loans, home improvement loans and passbook loans. Real estate secures a majority of loans, including some loans classified as commercial loans.

     Compass originated $818.2 million in loans during 1999 and $833.3 million in 2000. Interest rates charged on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, secondary mortgage market rates and the rates offered by competitors. These factors are, in turn, affected by national, regional and local economic conditions, the levels of federal government spending and revenue, monetary policies of the FRB and tax policies.

The following table summarizes the composition of the loan portfolio as of the dates indicated:



                                                                      At December 31,
                                          ---------------------------------------------------------------------
                                                    2000                   1999                    1998
                                          ---------------------------------------------------------------------
                                                      Percent                Percent                  Percent
                                          Amount     of total     Amount     of total     Amount     of total
                                          --------   ----------   --------   ----------  ----------  ----------
                                                               (Dollars in thousands)
Real estate loans:
   Residential
    (one- to four-family)........       $1,212,595     51.3%     $896,479     51.3%      $697,031      49.6%
   Commercial ...................          322,724     13.7       223,500     12.8        201,636      14.4
   Home equity...................           39,932      1.7        26,076      1.5         25,984       1.9
   Construction, net.............          109,360      4.6        71,735      4.1         66,373       4.7
                                         ----------  --------- ----------   ---------  ----------   ----------
     Total real estate loans.....        1,684,611     71.3     1,217,790     69.7        991,024      70.6
                                         ----------  --------- ----------   ---------  ----------   ----------

Commercial loans.................          100,789      4.3        66,360      3.8         58,829       4.2
                                         ----------  --------- ----------   ---------  ----------   ----------
Consumer loans:
   Indirect auto loans...........          528,653                439,753                 358,101
   Less: unearned discount (1)...            6,781                 17,370                  37,394
                                         ----------  --------- ----------   ---------  ----------   ----------
     Indirect auto loans, net....          521,872     22.1       422,383     24.2        320,707      22.8
   Other.........................           56,060      2.3        40,673      2.3         33,494       2.4
                                         ----------  --------- ----------   ---------  ----------   ----------
     Total consumer loans, net...          577,932     24.4       463,056     26.5        354,201      25.2
                                         ----------  --------- ----------   ---------  ----------   ----------
     Total loans.................        $2,363,332   100.0%   $1,747,206    100.0%    $1,404,054     100.0%
                                         ==========  ========= ==========   =========  ==========   ==========


                                                                       At October 31,
                                        ------------------------------------------------------------------------
                                                     1998                  1997                   1996
                                        ------------------------------------------------------------------------
                                                       Percent                Percent                 Percent
                                             Amount    of total     Amount    of total    Amount     of total
                                        ------------ ------------  --------  ----------  --------  -------------
                                                                  (Dollars in thousands)
Real estate loans:
   Residential
    (one-to four-family).........          $629,779    47.7%      $618,084    51.9%     $550,178       51.5%
   Commercial ...................           209,366    15.8        202,781    17.0       202,447       18.9
   Home equity...................            27,471     2.1         27,835     2.3        29,766        2.8
   Construction, net.............            63,189     4.8         59,178     5.0        49,576        4.6
                                         ---------- ---------   ----------  --------  ----------    ----------
     Total real estate loans.....           929,805    70.4        907,878    76.2       831,967       77.8
                                         ---------- ---------   ----------  --------  ----------    ----------

Commercial loans.................            50,344     3.8         43,496     3.7        41,618        3.9
                                         ---------- ---------   ----------  --------  ----------    ----------
Consumer loans:
   Indirect auto loans...........           343,910                238,114               189,865
   Less: unearned discount (1)...            37,201                 30,066                24,232
                                         ---------- ---------   ----------  --------  ----------    ----------
     Indirect auto loans, net....           306,709    23.2        208,048    17.5       165,633       15.5
   Other.........................            33,822     2.6         31,517     2.6        29,739        2.8
                                         ---------- ---------   ----------  --------  ----------    ----------
     Total consumer loans, net...           340,531    25.8        239,565    20.1       195,372       18.3
                                         ---------- ---------   ----------  --------  ----------    ----------
     Total loans.................        $1,320,680  100.0%     $1,190,939   100.0%   $1,068,957      100.0%
                                         ========== =========   ==========  ========  ==========    ==========

(1) Since January 1999, all indirect auto loans have been originated on a simple interest basis. Accordingly, the balance of unearned discount will continue to decline as pre-1999 indirect auto loans are repaid.

     LOAN ORIGINATION AND UNDERWRITING -- COMPASS. Loan officers based in each of Compass's five regions -- Plymouth, Fall River, New Bedford, Cape Cod and Martha's Vineyard -- originate and underwrite mortgage and commercial loans. Compass underwrites consumer loans at its main office, although it originates such loans at its branches and, in the case of indirect auto loans, through a network of car dealers. Compass also employs external loan originators, based in each of the regions, who originate residential mortgage loans. In August 1998, Compass began to fund adjustable rate residential mortgage loans originated by two loan correspondents. During the year ended December 31, 1999, Compass funded $74.2 million of such loans. Loans originated through correspondents were curtailed beginning in the third quarter of 1999.

     Compass relies on print, radio, television and cable advertising, on referrals from existing customers, accountants, attorneys and real estate professionals and on relationships with existing borrowers to originate loans. In addition, Compass solicits consumer loans, including home equity loans, by direct mail to existing deposit and residential mortgage loan customers. Compass tries to develop relationships with its customers in which customers see Compass as a source of support in the management of their personal finances or in the conduct of their businesses. Based on those relationships, many customers have more than one account with and/or loan from Compass. Finally, Compass has historically relied on relationships with car dealers operating throughout its current market area and Rhode Island to generate indirect auto loans. During 2000, Compass expanded its geographic market for indirect auto loans to communities contiguous to the metropolitan Boston area. Accordingly, a higher percentage of its indirect auto loan originations in 2000 came from dealers outside its primary market area.

     Compass's underwriting of loans varies depending on the type of loan. It generally includes the use of credit applications, property appraisals and verification of an applicant's credit history, employment and banking relationships to the extent management deems appropriate in each case. With respect to indirect auto loans, car dealers originate the loans, send loan applications to Compass and Compass underwrites the loans. Additional information concerning the underwriting of specific types of loans is set forth in sections that discuss those loans and in the discussion of environmental factors that affect lending. See "-- Lending Activities," "-- Residential Real Estate Loans," "-- Indirect Auto and Other Consumer Loans," "-- Commercial Real Estate Loans," "-- Commercial Loans," "-- Construction Loans" and "-- Environmental Issues."

     Four senior loan officers oversee loan origination and underwriting. Individual loan officers may originate loans within certain approved lending limits. A credit committee, consisting of senior loan and credit officers, must approve all commercial and commercial real estate loans that exceed $500,000 and Compass's Board of Directors, or the executive committee thereof, must approve all loans over $1.5 million. Pursuant to its loan policy, Compass generally will not make loans aggregating more than $10.0 million to any one borrower. Exceptions to this "house" lending limit must be approved by the Board. At December 31, 2000, no customers had aggregate borrowing capacity with Compass exceeding the $10.0 million house limit. Compass's legal lending limit, which is set at 20% of its capital, was approximately $40 million at December 31, 2000.

     LOAN ORIGINATION AND UNDERWRITING -- NANTUCKET BANK. Loan originations come from a number of sources. Most real estate loans are attributable to referrals from existing customers, real estate brokers, attorneys and builders as well as walk-in customers and officer calls. Officer calls and referrals are important sources of commercial and commercial mortgage loan originations. Consumer loans generally result from existing depositors.

     Each loan originated by Nantucket Bank is underwritten by its personnel with individual lending officers having the authority to approve loans up to various limits. A credit committee consisting of senior loan and other officers must approve all loans that exceed $700,000 and Nantucket Bank's Board of Directors, or the executive committee thereof, must approve all loans over $1 million. Nantucket Bank will generally not make loans to any one borrower with an aggregate balance in excess of its house lending limit of $2 million. At December 31, 2000, two customers had an aggregate loan balance in excess of such limit. Nantucket Bank's legal lending limit was approximately $6 million at December 31, 2000.

     Independent appraisers are used to appraise the property intended to secure real estate loans. Nantucket Bank's underwriting criteria are designed to minimize the risks of each loan. There are detailed guidelines concerning the types of loans that may be made, the nature of the collateral required, the information that must be obtained concerning the loan applicant and follow-up inspections of collateral after the loan is made.

     The following table sets forth loan activity within the loan portfolio for the periods indicated:


                                                                                  TWO MONTHS
                                                 YEARS ENDED DECEMBER 31,            ENDED               YEAR ENDED
                                                ---------------------------       DECEMBER 31,           OCTOBER 31,
                                                   2000            1999               1998                 1998 (1)
                                                -----------     -----------       -------------          -----------
                                                                             (IN THOUSANDS)

Loans outstanding at beginning of period....    $1,747,206      $1,404,054         $1,320,680            $1,190,939
Loans originated:
       Mortgage loans:
            Residential ....................       219,868         323,913             90,374               313,417
            Commercial real estate..........        61,541          46,549             12,150                40,123
            Construction....................       116,067         100,725              6,862                80,920
            Home equity.....................        20,973          16,592              1,344                16,882
                                                -----------     -----------       -------------          -----------
                      Total mortgage loans..       418,449         487,779            110,730               451,342
                                                -----------     -----------       -------------          -----------
       Commercial loans.....................        72,705          42,846              8,915                39,959
       Indirect auto loans..................       307,645         260,043             36,014               203,923
       Other consumer loans.................        34,460          27,550              3,097                20,744
                                                -----------     -----------       -------------          -----------
                      Total loans originated       833,259         818,218            158,756               715,968
                                                -----------     -----------       -------------          -----------

Purchases of mortgage loans.................        19,501          13,343              4,158                11,911
Acquisition of Nantucket Bank...............       275,918              --                 --                    --

Less:

       Principal repayments.................       509,048         479,117             66,535               442,597
       Loans sold or securitized............         1,505           6,899             12,665               151,817

       Transfers to other real estate owned.           366             755                326                 2,124

       Principal charged-off................         1,633           1,638                 14                 1,600
                                                -----------     -----------       -------------          -----------
Loans outstanding at end of period..........    $2,363,332      $1,747,206         $1,404,054            $1,320,680
                                                ===========     ===========       =============          ===========

--------------------------------------
(1) Loan activity for this period includes Sandwich Bank for the ten months then ended.

     The Banks charge origination fees, or points, and collect fees to cover the costs of appraisals and credit reports on most new residential mortgage loans. The Banks also collect late charges on real estate and consumer loans. For information regarding the recognition of loan fees and costs, see Note 1 of the Notes to the Consolidated Financial Statements presented elsewhere herein.

     LOAN PURCHASES. Compass occasionally purchases participation interests in commercial and residential real estate loans originated by other banks. Compass underwrites such loans as if it had originated them itself. Compass's interest in participation loans as of December 31, 2000 totaled $55.4 million, of which $35.0 million was purchased from Nantucket Bank, which the Company acquired on December 31, 2000.

     LOAN MATURITY AND REPRICING. The following table shows the contractual maturity and repricing dates of the Banks' loan portfolio at December 31, 2000. The table does not reflect prepayments.


                                                                                AT DECEMBER 31, 2000
                                     ----------------------------------------------------------------------------------------------
                                               REAL ESTATE MORTGAGE LOANS
                                     -----------------------------------------------                             OTHER
                                                                              HOME                  INDIRECT    CONSUMER    TOTAL
                                     RESIDENTIAL  COMMERCIAL  CONSTRUCTION   EQUITY   COMMERCIAL   AUTO LOANS    LOANS      LOANS
                                     -----------  ----------  ------------   ------   ----------   ----------   --------    -----
                                                                         (IN THOUSANDS)
Amounts due (1):
Within one year...................   $   49,685   $  25,606     $ 27,914   $ 14,236    $ 30,150     $149,092   $ 10,231  $ 306,914
                                     -----------  ----------  ------------ --------   ----------   ----------   -------- ---------
After one year:

   More than one year to three years    107,888      54,385       19,744     15,698      15,648      256,398     15,472    485,233
   More than three years to five years  115,814      35,925       16,187      9,227      43,571      112,361     14,768    347,853
   More than five years to ten years    296,075      72,980       26,465        503       7,060        4,021     11,617    418,721
   More than ten years............      643,133     133,828       19,050        268       4,360           --      3,972    804,611
                                     -----------  ----------  ------------ --------   ----------   ----------   -------- ---------
     Total due after
       December 31, 2001..........    1,162,910     297,118       81,446     25,696      70,639      372,780     45,829  2,056,418
                                     -----------  ----------  ------------ --------   ----------   ----------   -------- ---------
     Total amount due.............   $1,212,595   $ 322,724     $109,360   $ 39,932    $100,789     $521,872   $ 56,060 $2,363,332
                                     ===========  ==========  ============ ========   ==========   ==========   ========
Less:
   Allowance for loan losses......                                                                                         (25,081)
                                                                                                                         ---------
     Net loans....................                                                                                      $2,338,251
                                                                                                                         =========


(1)  Amounts due are net of unadvanced funds on loans.

     The following table sets forth, at December 31, 2000, the dollar amount of gross loans, net of unadvanced funds on loans, contractually due or scheduled to reprice after December 31, 2001 and whether such loans have fixed or adjustable interest rates:

                                                                       DUE AFTER DECEMBER 31, 2001
                                                                 --------------------------------------
                                                                   FIXED      ADJUSTABLE       TOTAL
                                                                 ---------  --------------  -----------
                                                                            (IN THOUSANDS)
      Real estate mortgage loans:
         Residential   . . . . . . . . . . . . . . . . . . . .   $ 505,391    $  657,519     $1,162,910
         Commercial . . . . . . . . . . . . . . . . . . . . . .     34,655       262,463        297,118
         Construction  . . . . . . . . . . . . . . . . . . . .      20,142        61,304         81,446
         Home equity  . . . . . . . . . . . . . . . . . . . . .         --        25,696         25,696
                                                                 ---------  --------------  -----------
            Total real estate mortgage loans . . . . . . . . .     560,188     1,006,982      1,567,170
                                                                 ---------  --------------  -----------
      Commercial loans . . . . . . . . . . . . . . . . . . . .      17,546        53,093         70,639
      Indirect auto loans  . . . . . . . . . . . . . . . . . .     372,780            --        372,780
      Other consumer loans . . . . . . . . . . . . . . . . . .      44,312         1,517         45,829
                                                                 ---------  --------------  -----------
            Total loans . . . . . . . . . . . . . . . . . . . .  $ 994,826    $1,061,592     $2,056,418
                                                                 =========  ==============  ===========

     RESIDENTIAL REAL ESTATE LOANS. As of December 31, 2000, adjustable rate mortgage loans represented approximately 57% and fixed rate mortgage loans represented approximately 43% of the Banks' portfolio of residential mortgage loans secured by one-to four-family homes. Compass originated $313.4 million of residential real estate loans during the year ended October 31, 1998, $90.4 million during the two months ended December 31, 1998 and $323.9 million and $219.9 million during the years ended December 31, 1999 and 2000, respectively. The Banks' portfolio of residential real estate loans totaled $1,212.6 million, which represented 51.3% of the total loan portfolio at December 31, 2000. Over 90% of this portfolio is secured by single-family owner-occupied homes.

     Until November 1998, Compass generally sold most of the fixed rate residential mortgage loans originated with terms of 15 years or longer to the Federal Home Loan Mortgage Corporation ("FHLMC"). Compass is also authorized to sell loans to the Federal National Mortgage Association ("FNMA") and to service those loans. Compass continues to service loans that it has sold to FHLMC and receives a monthly fee for servicing such loans equal to .25% per annum of the outstanding balance. Compass serviced loans for others aggregating $339.9 million as of December 31, 1999 and $309.0 million as of December 31, 2000 and it earned $587,000 and $689,000 in servicing fees, net of the amortization of capitalized mortgage servicing rights, representing 5.87% and 6.90%, of its noninterest income in 1999 and 2000, respectively.

     Beginning in November 1998, Compass changed its practice of selling fixed rate residential mortgage loans with terms of 15 years or more and is currently no longer selling such loans. This change was based on the impact which the Sandwich acquisition and the capital raised in the initial public offering had on the sensitivity of the balance sheet to changes in interest rates. In assessing its options, management concluded that the retention of fixed rate mortgages offered the best alternative as to yield and duration. Compass intends to continue this strategy so long as it does not result in an interest rate risk exposure inconsistent with its stated policies. Compass's asset/liability strategy is reviewed quarterly.

     It has generally been Nantucket Bank's policy to sell most of its fixed rate residential mortgage loans originated with terms greater than 10 years and a portion of its adjustable rate residential mortgage loans while retaining the servicing rights. Loans serviced for others at December 31, 2000 amounted to $105.8 million, including loans sold to and serviced for Compass. Nantucket Bank's Asset/Liability Committee reviews this policy periodically as part of its overall asset/liability management program.

     Compass originated $169.8 million and $125.1 million of adjustable rate residential mortgage loans for its own portfolio during 1999 and 2000, respectively, including $74.2 million in 1999 and $24.6 million in 2000 originated through two loan correspondents. The Banks had $688.9 million of such loans in the residential mortgage loan portfolio, representing approximately 57% of such portfolio, as of December 31, 2000. Adjustable rate mortgage loans generally reprice annually, every three, five, or seven years and annually thereafter. The interest rate adjustments on these loans are indexed to the applicable one-year or three-year U.S. Treasury CMT Index with corresponding add-on margins of varying amounts generally ranging from 2.75% to 3.25%. Such loans are subject to certain requirements and limitations set forth in guidelines issued by the Massachusetts Commissioner of Banks ("the Commissioner"), including limitations on the amount and frequency of interest rate changes. Adjustable rate loans are typically originated at a discount, generally ranging from 1.25% to 2.75%, from the fully margined index rate. The discount period extends to the loans first scheduled repricing date. Rates adjust by no more than one or two percentage points in each adjustment period and by no more than five or six percentage points over the life of a loan.

     Compass's residential mortgage loans are generally written in amounts up to 95% of the appraised value or selling price, whichever is lower, of the property securing the loan, although the majority of such loans are written with ratios of 80% or less. Compass generally requires borrowers to obtain private mortgage insurance with respect to loans with a greater than 80% loan-to-value ratio. Nantucket Bank's residential mortgage loans are generally written with an original loan-to-value ratio of 80% of appraised value.

     The Banks each maintain programs to originate residential mortgage loans to low-to-moderate income borrowers. At Compass, the loans have fixed or adjustable interest rates that are typically lower than prevailing market rates, are closed without points, have substantially lower closing costs than other residential loans and have terms of up to 30 years. The loans may have up to a 97% loan-to-value ratio, although borrowers must obtain private mortgage insurance if the loan-to-value ratio exceeds 80%. At Nantucket Bank, such loans are closed with no points and may have loan-to-value ratios up to 90% without private mortgage insurance. The Banks partially fund the loans with borrowings under either the Community Investment Program ("CIP") or the New England Fund ("NEF") housing programs of the FHLB. These programs permit borrowings from the FHLB at below market rates to finance the loans. The Banks had $17.1 million of CIP-funded loans and $26.4 million of NEF-funded loans in their residential loan portfolios as of December 31, 2000.

     COMMERCIAL REAL ESTATE LOANS. The Banks make commercial real estate loans throughout their market areas. Compass originated $46.5 million and $61.5 million in commercial real estate loans in 1999 and 2000, respectively. As of December 31, 2000, the Banks had $322.7 million in commercial real estate loans in their loan portfolios, representing 13.7% of total loans.

     Properties that are used for borrowers' businesses, such as small office buildings, golf courses, restaurants, inns, retail facilities or multi-family income properties, normally collateralize commercial real estate loans. The loans typically have terms of up to 20 years and interest rates which adjust over periods of one to five years based on one of various rate indices. Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years.

The Banks consider the experience of management and cash flows when underwriting commercial real estate loans. Compass and Nantucket Bank generally make commercial real estate loans in an amount equal to no more than 80% and 75%, respectively, of the appraised value of the property securing the loan and generally require the owners of businesses seeking commercial real estate loans to personally guarantee those loans.

     At December 31, 2000, $19.4 million of the commercial real estate loans in Compass's portfolio were secured by multi-family income properties. A majority of these properties are located in Fall River and New Bedford and contain between five and twelve residential units.

     Commercial real estate lending entails greater credit risks than residential mortgage lending to owner occupants. The repayment of commercial real estate loans depends on the business and financial condition of the borrower. Changes in economic conditions or government regulations, which neither the Banks nor their borrowers control, could have an adverse impact on the cash flows generated by properties securing commercial real estate loans and on the value of such properties. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions.

     CONSTRUCTION LOANS. Compass makes both residential and commercial construction loans throughout its market area. Compass typically makes the loans to either owner-borrowers who will occupy the properties (residential construction) or licensed and experienced developers for the construction of single-family home developments that generally have no more than 30 housing lots and, to a lesser extent, end users of commercial properties (commercial construction). Commercial construction loans to end users are generally originated with Compass committing to the related permanent financing.

     The Banks generally increase the loan-to-value ratios on such loans as construction progresses. Before any work has commenced, and while a construction loan's only collateral is a plot of land, Compass will typically finance only up to 70% of the value of that land. Once construction has begun, Compass will generally make residential construction loans in amounts up to 90% (for primary homes) and 80% (for secondary homes) of the lesser of the appraised value of the property, as completed, or the property's cost of construction. Nantucket Bank generally makes construction loans on owner-occupied primary or secondary residences up to 80% of appraised value (up to 70% of land value). The Banks generally make commercial construction loans in amounts up to 75% of the lesser of the property's appraised value, as completed, or construction cost and generally require developers seeking commercial construction loans to personally guarantee them. The proceeds of construction loans are disbursed in stages and require either loan officers or appointed professionals to inspect each project's progress before the Banks disburse additional funds and to verify that borrowers have completed project phases.

     Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. Commercial construction loans generally have terms of six months to a maximum of two years. Compass originated $100.7 million and $116.1 million in construction loans during 1999 and 2000, respectively, and the Banks had $109.4 million in construction loans in their loan portfolios, representing 4.6% of total loans, as of December 31, 2000.

     Construction lending, particularly commercial construction lending, entails greater credit risk than residential mortgage lending to owner occupants. A number of borrowers have more than one construction loan outstanding with the Banks. Economic events and changes in government regulations, which neither the Banks nor their borrowers control, could have an adverse impact on the value of properties securing construction loans and on the borrowers' ability to complete projects financed and, if not the borrower's residence, sell them for expected amounts at the time the projects were commenced.

     HOME EQUITY LOANS. These loans are revolving lines of credit and are typically secured by second mortgages on one- to four-family owner-occupied properties. Interest rates on home equity loans normally adjust based on the prime rate of interest. The lines of credit are available for up to ten years at the end of which they become term loans which are amortized for periods up to 10 years. The Banks generally originate home equity line of credit loans in amounts from $10,000 to $150,000 but not, in any event, more than the difference between 80% (for primary homes) or 70% (for secondary homes) of the appraised value of the property securing the loan, or 70% (for primary homes) or 60% (for secondary homes) of the value of such property as assessed for tax purposes, and the outstanding balance of the first mortgage on such property. The Banks had $39.9 million in home equity loans, representing 1.7% of the loan portfolio, as of December 31, 2000. The undrawn portion of home equity lines of credit totaled $42.8 million as of December 31, 2000.

     COMMERCIAL LOANS. The Banks primarily make commercial loans to businesses that operate in and around their primary market area of Southeastern Massachusetts including Nantucket, Martha's Vineyard and Cape Cod.

     The Banks review the financial resources, debt-to-equity ratios, cash flows and their own experience with businesses when underwriting commercial loans and generally require business owners to personally guarantee commercial loans. Commercial loans are generally collateralized by equipment, leases, inventory and/or accounts receivable. Many commercial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, refinancing or constructing the real estate partially securing the loan. Commercial loans provide, among other things, working capital, equipment financing, financing for leasehold improvements and financing for acquisitions. The Banks offer both term and revolving commercial loans. The former have either fixed or adjustable rates of interest and, generally, terms of between four and seven years. Term loans generally amortize during their life, although some loans require a lump sum payment at maturity. Revolving commercial lines of credit typically have one-year terms, renewable annually, and rates of interest which are normally indexed to the prime rate of interest.

     Commercial borrowers are not concentrated in any one particular industry. As of December 31, 2000, the commercial loan portfolio included, among others, floor plan loans to auto dealerships, loans to hotels, inns and other tourism-related businesses, loans to building trade companies and loans to retailers.

     As of December 31, 2000 the Banks had $100.8 million in commercial loans, representing 4.3% of the loan portfolio. Compass originated $42.8 million and $72.7 million in commercial loans during 1999 and 2000, respectively.

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

     INDIRECT AUTO AND OTHER CONSUMER LOANS. Compass emphasizes indirect auto lending through a network of car dealers. Compass has been in the indirect auto lending business since 1985 and has increased its portfolio of indirect auto loans to $521.9 million at December 31, 2000, or 22.1% (net of unearned discount) of the loan portfolio. No one dealership originated more than $17.8 million of the loan balances outstanding at December 31, 2000. In developing its network, Compass has historically focused on dealers in its primary market areas and in Rhode Island. Because of increasing competition for these loans in its market area and management's intent to continue to increase this portion of the loan portfolio, Compass began to expand its network of car dealers to communities contiguous to the metropolitan Boston area during 1999. This trend continued in 2000. The growth of the dealer network has been achieved through an emphasis on quality service and the development of long-term relationships with the owners and managers of the dealerships.

     Compass makes indirect auto loans collateralized by both new and used cars. The loans have terms of up to six years for those secured by new vehicles and five and a half years for those secured by used vehicles. As of December 31, 2000, approximately half of Compass's indirect auto loans were secured by new cars and the other half by used cars. Compass originated $260.0 million and $307.6 million in indirect auto loans during 1999 and 2000, respectively. Compass does not engage in auto lease financing.

     In underwriting its indirect auto loans, Compass considers the credit history, loan-to-value ratio, and recent employment history of applicants among other factors. Compass believes that the credit quality of its indirect auto portfolio is positively affected by its efforts to build and maintain relationships with car dealers who attract creditworthy customers.

     In connection with the origination of indirect auto loans, the interest rate charged to the borrower is generally one to two percentage points higher than the "buy rate" or rate earned by Compass. The difference between the two rates is referred to as the "spread". At loan inception, the dollar value of the spread over the contractual term of the loan is prepaid by Compass to the car dealer. Such prepaid amounts have generally been subject to rebate to Compass in the event the underlying loan is prepaid or defaults although recently more dealers have opted to receive a reduced spread amount in exchange for elimination of their rebate obligation. These latter arrangements are referred to as "split reserve" deals. The risk of loss of amounts advanced to the dealer, other than in split reserve arrangements, is primarily dependent upon loan performance and the financial condition of the dealer. Consequently, the dealer's ability to refund any portion of the unearned prepaid interest, which amounted to $12.2 million at December 31, 2000, is subject to economic conditions generally, and the financial condition of the dealer. To mitigate this risk, Compass withholds a portion of the spread at loan origination as a dealer reserve. The amount withheld, in the aggregate, generally approximates 1% of the outstanding balance of loans originated by each dealer. At December 31, 2000, the balance of the dealer reserve was $4.7 million, or 0.9% of the balance of indirect auto loans.

     In some originations of indirect auto loans, the interest charged to the borrower is equal to the buy rate thereby eliminating the spread. In such transactions auto dealers are paid a flat fee which is not rebatable to Compass in the event of loan prepayment or default.

     Since January 1999, Compass has utilized a "tiered rate program" wherein the buy rate offered to car dealers is based on the credit bureau's credit score for each borrower. Previously, Compass offered a single rate for all borrowers. This program is also being used by most of Compass's competitors. With this program, Compass believes it is able to offer competitive rates to attract lower risk credits while charging higher rates for higher risk credits.

     Indirect auto lending entails greater risks than residential mortgage lending to owner occupants. Although Compass has not experienced significant delinquencies in this portfolio, borrowers may be more likely to become delinquent on a car loan than on a residential mortgage loan secured by their primary residence. Moreover, cars depreciate rapidly and, in the event of default, principal loss as a percentage of the loan balance depends upon the mileage and condition of the vehicle at the time of repossession, factors over which Compass has no control.

     The Banks make a variety of other consumer loans, including home improvement loans, personal installment loans, education loans, and passbook loans. The Banks do not offer credit card loans. Other consumer loans represented 2.4% of the loan portfolio as of December 31, 2000.

ENVIRONMENTAL ISSUES

     The Banks encounter certain environmental risks in their lending. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on properties securing their loans. In addition, the presence of hazardous materials on such properties may make it unattractive to foreclose on them. Also, the presence of environmentally hazardous materials near but not on properties in which the Banks have a security interest may have a negative effect on the values of those properties. Commercial real estate loans typically involve such risks but multi-family and other residential real estate loans are also subject to them.

     Generally, before originating commercial real estate loans in excess of $250,000, prospective borrowers must make a preliminary assessment of whether environmentally hazardous materials are located on the properties that would collateralize such loans. If a preliminary assessment raises concerns, borrowers must conduct further environmental analyses of the properties. Before originating a commercial real estate loan below $250,000, a loan officer must review the appraisal of the property that will collateralize the loan to determine whether the borrower needs to undertake a preliminary assessment of the property's environmental condition.

DELINQUENT LOANS, OTHER REAL ESTATE OWNED, CLASSIFICATION OF ASSETS AND LOAN REVIEW

     DELINQUENT LOANS. Compass's Managed Asset Group performs a monthly review of all delinquent loans with a principal balance in excess of $150,000 and reviews the status of each account with the appropriate Lending Department Manager and/or Account Officer. In addition, Compass's Board of Directors reviews delinquency statistics, by loan type, on a monthly basis. Nantucket Bank's Loan Review Committee, which includes all of its loan officers, reviews the status of all delinquent borrowers on a monthly basis. Nantucket Bank's Board of Directors and/or Executive Committee thereof reviews all loans past due two or more payments each month.

     The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. The Banks' asset management philosophy is predicated upon early detection and response to delinquent and default situations. The Banks seek to make arrangements to cure the entire default over the shortest time frame. Generally, the Banks require that a delinquency notice be mailed no later than the 10th day of delinquency. A second notice is mailed on the 15th day of delinquency. A late charge is usually assessed on loans where the scheduled payment is unpaid after 15 days. After mailing the delinquency notices, the Banks' asset management staff call the borrower to ascertain the reasons for delinquency and the prospects for payment. On loans secured by one- to four-family owner-occupied properties, the Banks attempt to work out a payment schedule with the borrower in order to avoid foreclosure. If these efforts do not achieve a satisfactory arrangement, the loan is referred to legal counsel and counsel initiates foreclosure proceedings. At any time prior to a sale of the property at foreclosure, the Banks will terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan. On loans secured by commercial real estate properties, the Banks also seek to reach a satisfactory payment plan so as to avoid foreclosure. Prior to foreclosure, the Banks will generally obtain an updated appraisal of the property.

The following table sets forth delinquencies in the loan portfolio as of the dates indicated:

                                        AT DECEMBER 31, 2000                            AT DECEMBER 31, 1999
                              -------------------------------------------     -----------------------------------------
                                   60-89 DAYS          90 DAYS OR MORE             60-89 DAYS         90 DAYS OR MORE
                              -------------------  ----------------------     ------------------  ---------------------
                                        PRINCIPAL              PRINCIPAL              PRINCIPAL              PRINCIPAL
                               NUMBER    BALANCE     NUMBER     BALANCE       NUMBER    BALANCE     NUMBER    BALANCE
                              OF LOANS  OF LOANS    OF LOANS   OF LOANS      OF LOANS  OF LOANS    OF LOANS  OF LOANS
                              --------  ---------   --------  ---------      -------- ---------    --------  ---------
                                                               (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential....                26     $2,373          32      $1,956          20     $1,501          30      $2,002
  Commercial real
   estate........                 4        203          12       1,333           1         27           9         942
  Construction...                --         --          --          --          --         --           1          56
  Home equity....                 2         53           8         415           6        304          10         614
Commercial loans.                 8        494           7         476           2        115           9         570

Indirect auto
   loans.........               131      1,164          61         655         148        883         106         725

Other consumer
   loans.........                37         85          13          40          30         38          14          26
                              ------  ---------      ------   ---------      ------   ---------     -------   --------
   Total.........               208     $4,372         133      $4,875         207     $2,868         179      $4,935
                              ======  =========      ======   =========      ======   =========     =======   ========
Delinquent loans to
   total loans...                        0.18%                   0.21%                  0.16%                   0.28%
                                      =========               =========               =========               ========



                                          AT OCTOBER 31, 1998
                               -----------------------------------------
                                    60-89 DAYS        90 DAYS OR MORE
                               -----------------------------------------
                                         PRINCIPAL             PRINCIPAL
                                NUMBER    BALANCE     NUMBER    BALANCE
                               OF LOANS  OF LOANS    OF LOANS  OF LOANS
                               -------- -----------  --------  ----------
                                        (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential....                17     $1,374          33      $2,229
  Commercial real
   estate........                 7        598           7         646
  Construction...                --         --          --          --
  Home equity....                 3         53           6         268
Commercial loans.                 7        138           3           7
Indirect auto
   loans.........                67        536          48         418
Other consumer
   loans.........                36         83          31          58
                             -------   --------    --------    --------
   Total.........               137     $2,782         128      $3,626
                             =======   ========    ========    ========
Delinquent loans to total
  loans.........                         0.21%                   0.27%
                                       ========                ========


     OTHER REAL ESTATE OWNED ("OREO"). The Banks classify property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as OREO in the financial statements. When a property is placed in OREO, the excess of the loan balance over the estimated fair market value of the collateral is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less estimated costs to sell the property. Management inspects all OREO properties periodically. Subsequent writedowns in the carrying value of OREO are charged to expense when the carrying value exceeds the OREO's fair value less estimated selling costs. At December 31, 2000, OREO totaled $86,000.

     CLASSIFICATION OF ASSETS AND LOAN REVIEW. The Banks use an internal rating system to monitor and evaluate the credit risk inherent in their loan portfolios and to identify potential problem loans. At the time of loan approval, all commercial, commercial real estate and commercial construction loans are assigned a rating based on all of the factors considered in originating the loan. The initial loan rating is recommended by the loan officer who originated the loan and approved by the individuals or committee responsible for approving it.

     Loan quality ratings are utilized as major criteria in the compilation of the Asset Watch List. All loans with loan ratings of 4 (Special Mention), 5 (Substandard) or 6 (Doubtful) are included in a monthly Asset Watch List. Watch List ratings are an integral part of the evaluation of the adequacy of the loan loss reserve. Loan officers are expected to submit appropriate rating changes when facts come to their attention that warrant an upgrade or downgrade in a loan rating. In addition, loan ratings are generally reviewed on an annual basis.

     Loans that are rated Substandard or Doubtful coincide with the classifications used by federal regulators in their examination of financial institutions. Generally, a loan is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the borrowers and/or the collateral pledged. Substandard loans include those characterized by the distinct possibility that the Banks will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Loans classified as Loss are those considered uncollectible and of such little value that their continuance as assets without establishment of a specific loss reserve and/or charge-off is not warranted. Loans which do not currently expose the Banks to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated Special Mention.

     Compass also utilizes an independent third party to conduct periodic (generally semi-annual) credit analysis of its commercial and commercial real estate loan portfolios and to analyze trends in loan delinquency and non-performing loans. The level of Classified Loans as determined by Compass is reconciled to the level of Classified Loans as determined by the independent loan review.

     On a quarterly basis (monthly at Nantucket Bank), a management group at each bank comprised of senior officers reviews the status and classification of each loan assigned a rating of Substandard, Doubtful or Loss. Loans, or portions of loans, classified Loss are charged off against the allowance for loan losses. These groups also assess the overall adequacy of the allowance for loan losses at each bank, including the general valuation allowance established to recognize the inherent risk associated with each specific category of lending.

     In January 2001, the Company's Board of Directors formed a Risk Management Committee at which time the position of Senior Credit Officer at Compass was created. The Senior Credit Officer is responsible for all administrative matters related to the credit function at Compass and will provide management and the Board of Directors with such information as loan concentrations, risk rating migration, compliance and tracking of exceptions.

     The classification of loans and the amount of the valuation allowances set aside for estimated losses is subject to review by the FDIC and the Commissioner. Based on their reviews, these agencies can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowances for loan and lease losses. The policy statement provides guidance for banks on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of a bank's valuation methodology. Generally, the policy statement recommends that banks have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of loans in a reasonable manner; and that management establish acceptable valuation processes that meet the objectives set forth in the policy statement. While the Banks believe that they have established adequate specific and general allowances for losses on loans, actual losses are dependent upon future events and, as such, further additions to the allowance for loan losses may become necessary. See "--Allowance for Loan Losses."

     At December 31, 2000, loans designated as Substandard and Special Mention totaled $5.9 million and $1.4 million, respectively. One loan with a balance of $75,000 was designated Doubtful. The Substandard loans include 5 commercial loan relationships with individual borrower balances ranging from $2,000 to $2.6 million and a total outstanding balance of $2.9 million; 20 commercial real estate loans with individual borrower balances ranging from $15,000 to $302,000 and a total outstanding balance of $3.0 million, and 1 construction loan with a balance of $30,000. The delinquency status of the commercial real estate loans classified as Substandard was as follows: current -- $1.5 million; 30-60 days past due -- $283,000; 60-90 days past due -- $72,000; and >90 days past due -- $1.2 million.

     In March 2001, Compass downgraded its loan rating on a commercial loan borrower having an aggregate loan balance of approximately $2.6 million at December 31, 2000 from Substandard to Doubtful and placed the loans on non-accrual.

NON-ACCRUAL LOANS, NON-PERFORMING ASSETS AND RESTRUCTURED LOANS

     The following table sets forth information regarding non-accrual loans, other real estate owned and restructured loans:


                                                             AT DECEMBER 31,                   AT OCTOBER 31,
                                                      -----------------------------   ---------------------------------
                                                          2000            1999           1998        1997       1996
                                                      ------------     ------------   ----------  ----------  ---------
                                                                        (DOLLARS IN THOUSANDS)

Non-accrual loans (1):
    Mortgage loans:
       Residential................................         $3,237         $ 2,591    $ 3,685      $ 4,286    $  4,650
       Commercial real estate.....................          2,312           2,613      2,330        8,957       7,953
       Construction...............................             47              56         42          220         230
       Home equity................................             --              --         42           82         195
   Commercial loans...............................            511             474        415          919       1,294
   Indirect auto loans (4)........................             --              --         --           --          --
   Other consumer loans (4).......................             --              --         --           --          --
                                                         --------       ---------   --------     --------   ---------
       Total non-accrual loans....................          6,107           5,734      6,514       14,464      14,322
Other real estate owned...........................             86             552      1,299        2,303       3,063

       Total non-performing assets................         $6,193         $ 6,286    $ 7,813      $16,767    $ 17,385
                                                         ========       =========   ========     ========   =========
Restructured loans (2)............................            $--             $--        $--      $   235    $  4,525
                                                         ========       =========   ========     ========   =========

Allowance for loan losses as a percent of total              1.06%           0.96%      1.14%        1.24%       1.32%
  loans...........................................
Allowance for loan losses as a percent of total
   non-performing loans (3).......................         410.69%         293.48%    232.07%      101.92%      98.28%
Non-performing loans as a percent of total loans..           0.26%           0.33%      0.49%        1.21%       1.34%
Non-performing assets as a percent of total
  assets..........................................           0.21%           0.30%      0.43%        1.03%       1.17%
                                                         ========       =========   ========     ========   =========


(1) Non-accrual loans include all loans 90 days or more past due and other loans which have been identified as presenting uncertainty with respect to the collectibility of interest or principal. See Note 4 for exception to this policy.
(2) Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) have been granted due to borrower's financial condition. The balances presented exclude restructured loans on non-accrual status.
(3)  Non-performing loans are comprised of non-accrual loans.
(4) Consumer loans, including indirect auto loans, are not placed on non-accrual status due to the expedited manner in which these loans are resolved and the immaterial balance of individual loans.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through provisions for loan losses based on management's on-going evaluation of the risks inherent in the loan portfolio. Factors considered in the evaluation process include growth of the loan portfolio, the risk characteristics of the types of loans in the portfolio, geographic and large borrower concentrations, current regional economic and real estate market conditions that could affect the ability of borrowers to pay, the value of underlying collateral and trends in loan delinquencies and charge-offs. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in the loan portfolio which are deemed probable and estimable based on information currently known to management. See "-- Delinquent Loans, Other Real Estate Owned, Classification of Assets and Loan Review."

The following table sets forth activity in the allowance for loan losses for the periods indicated:


                                                           YEARS ENDED
                                                           DECEMBER 31,              YEARS ENDED OCTOBER 31,
                                                      ----------------------   -----------------------------------
                                                         2000        1999         1998         1997        1996
                                                      ----------  ----------   ----------   ----------   ---------
                                                                             (IN THOUSANDS)

Balance at beginning of period.......................  $16,828      $15,914       $14,742      $14,075    $13,524
Provision for loan losses............................    4,775        2,000         1,736        2,615      1,431
Acquisition of Nantucket Bank........................    4,557           --            --           --         --
Charge-offs:
     Mortgage loans:
       Residential...................................       36           --           229          196        180
       Commercial....................................       --           --           371          785        342
       Home equity...................................       --           --            49           --        121
       Construction..................................       --           --            --           --         --
     Commercial loans................................      158          379           213          688        156
     Indirect auto loans.............................    1,323        1,116           614          546        373
     Other consumer loans............................       16          143           124          199        164
                                                       --------    --------     ---------    ---------   --------
           Total charge-offs.........................    1,633        1,638         1,600        2,414      1,336
                                                       --------    --------     ---------    ---------   --------
Recoveries:
     Mortgage loans:
       Residential...................................      179            5            32           73         33
       Commercial....................................       59            6            41          134        204
       Home equity...................................       --           --             3           --         --
       Construction..................................       --           --            --           --         --
     Commercial loans................................       46          300           213           75        100
     Indirect auto loans.............................      235          185           113          144         70
     Other consumer loans............................       35           56           114           40         49
                                                       --------    --------     ---------    ---------   --------
           Total recoveries..........................      554          552           516          466        456
                                                       --------    --------     ---------    ---------   --------

Net charge-offs......................................   (1,079)      (1,086)       (1,084)      (1,948)      (880)
                                                       --------    --------     ---------    ---------   --------

Effect of difference in year-ends....................       --          --           (277)          --         --
                                                       --------    --------     ---------    ---------   --------
Balance at end of period.............................  $25,081     $16,828        $15,117      $14,742    $14,075
                                                       ========    ========     =========    =========   ========
Ratio of net charge-offs
     to average loans................................     0.06%      0.07%          0.09%        0.17%      0.09%
                                                       ========    ========     =========    =========   ========


     The following table sets forth the allocation of the allowance for loan losses, the percent of allowance by loan category and the percent of loans to total loans in each of the categories listed at the dates indicated:


                                                         AT DECEMBER 31,
                            --------------------------------------------------------------------
                                           2000                              1999
                            ----------------------------------  --------------------------------
                                                      PERCENT                          PERCENT
                                                     OF LOANS                          OF LOANS
                                        PERCENT OF    IN EACH             PERCENT OF   IN EACH
                                        ALLOWANCE    CATEGORY              ALLOWANCE   CATEGORY
                                        TO TOTAL     TO GROSS              TO TOTAL    TO GROSS
                              AMOUNT    ALLOWANCE      LOANS     AMOUNT    ALLOWANCE    LOANS
                             --------  -----------  ----------  --------  ----------- ----------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
   Residential............   $ 6,088       24.3%       51.3%     $4,455      26.5%      51.3%
   Commercial real estate.     7,341       29.2        13.7       5,311      31.6       12.8
   Construction...........       912        3.6         4.6         547       3.3        4.1
   Home equity............       375        1.5         1.7         197       1.2        1.5
Commercial loans..........     2,627       10.5         4.3       1,933      11.5        3.8
Indirect auto loans.......     4,713       18.8        22.1       3,855      22.9       24.2
Other consumer loans......       825        3.3         2.3         530       3.0        2.3
Unallocated...............     2,200        8.8          --          --        --         --
                            --------   ----------    --------   --------   --------   --------
   Total..................   $25,081      100.0%      100.0%    $16,828     100.0%     100.0%
                            ========   ==========    ========   ========   ========   ========



                                                                    AT OCTOBER 31,
                              ------------------------------------------------------------------------------------------
                                          1998                           1997                        1996
                              ----------------------------- ------------------------------ -----------------------------
                                                   Percent                       Percent                        Percent
                                                   of loans                      of loans                       of loans
                                      Percent of   in each           Percent of  in each            Percent of  in each
                                       allowance   category          allowance   category            allowance  category
                                        to total   to gross           to total   to gross            to total   to gross
                              Amount   allowance    loans    Amount  allowance    loans     Amount   allowance   loans
                              ------   ---------   --------  ------  ---------   --------   ------   ---------  --------
                                                              (Dollars in thousands)
Mortgage loans:
   Residential............. $  3,548     23.5%      47.7%   $ 3,542     24.0%     51.9%  $  3,484      24.8%      51.5%
   Commercial real estate..    5,434     35.9       15.8      5,968     40.5      17.0      5,719      40.6       18.9
   Construction............      818      5.4        4.8        716      4.8       5.0        535       3.8        4.6
   Home equity.............      220      1.5        2.1        217      1.5       2.3        239       1.7        2.8
Commercial loans...........    1,767     11.7        3.8      2,021     13.7       3.7      2,197      15.6        3.9
Indirect auto loans........    2,837     18.8       23.2      1,837     12.5      17.5      1,498      10.6       15.5
Other consumer loans.......      493      3.2        2.6        441      3.0       2.6        403       2.9        2.8
                            --------   -------    -------   -------   -------   -------  --------    -------    -------
   Total................... $ 15,117    100.0%     100.0%   $14,742    100.0%    100.0%  $ 14,075     100.0%     100.0%
                            ========   =======    =======   =======   =======   =======  ========    =======    =======

INVESTMENT ACTIVITIES

   The investment policies of the Banks are generally reviewed and updated by senior management and submitted to the Banks' Boards of Directors for their approval on an annual basis. The primary objective of the investment portfolio is to achieve a competitive rate of return over a reasonable period of time based on prudent investing practices including sensible risk taking. In view of the Banks' lending capacity and generally higher rates of return on loans, management prefers lending activities as its primary source of revenue with the securities portfolio serving a secondary role. The investment portfolio, however, is expected to continue to represent a meaningful (not less than 10%) portion of total assets, with such portfolio consisting primarily of U.S. Government and agency securities, mortgage-backed securities, collateralized mortgage obligations, high quality corporate bonds and a limited amount of corporate equities. The portfolio will continue to serve the Banks' liquidity needs as projected by management and as required by regulatory authorities.

     The current investment strategy, developed with the assistance of an outside professional advisor, has emphasized the purchase of U.S. Government and agency obligations and corporate bonds generally maturing or callable within two to five years. The investment policies permit investments in mortgage-backed securities which typically have longer weighted average lives. However, the policies limit investment in these securities to 25% of total assets.

     The investment policies prohibit the use of hedging with such instruments as financial futures, interest rate options and swaps without specific approval from the Boards of Directors. Certain executive officers are authorized to execute portfolio transactions but are limited in the amount they can purchase without prior Board approval. Portfolio sales require the approval of at least two designated officers regardless of the amount. It is the responsibility of the Boards of Directors to ensure compliance with the investment policy and report such activity to Seacoast Financial's Board. The status of the investment portfolio is reviewed by the Banks' Boards of Directors on a monthly basis and by Seacoast Financial's Board on a quarterly basis.

     At December 31, 2000, the Company had $307.6 million, or 10.6% of total assets, in securities consisting primarily of U.S. Government and agency obligations ($145.9 million), corporate bonds ($45.5 million), mortgage-backed securities ($57.1 million), collateralized mortgage obligations ($12.7 million), and marketable equity securities ($12.4 million). Also included in investments is $29.0 million in restricted equity securities, $28.5 million of which is in the stock of the FHLB. To avail itself of services offered by that organization, in particular the ability to borrow funds, the Banks are required to invest in the stock of the FHLB in an amount determined on the basis of their residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends at the discretion of the FHLB.

     Statement of Financial Accounting Standards (SFAS) No. 115 requires the Company to designate its securities as either held to maturity, available for sale or trading depending on management's intent at the time of purchase. As of December 31, 2000, $248.9, or 80.9% of the portfolio, was classified as available for sale, $29.7 million, or 9.7% of the portfolio, was classified as held to maturity and $29.0 million, or 9.4% of the portfolio, was invested in restricted equity securities. The net unrealized gain on securities classified as available for sale was $1.5 million, consisting of net unrealized gains of $1.55 million on marketable equity securities partially offset by $86,000 of net unrealized losses on debt securities as of December 31, 2000.

      U.S. GOVERNMENT AND AGENCY OBLIGATIONS. At December 31, 2000, U.S. Government and agency securities portfolio totaled $145.9 million, $123.4 million of which was classified as available for sale and $22.5 million of which was classified as held to maturity.

     CORPORATE BONDS. At December 31, 2000, the portfolio of corporate bonds totaled $45.5 million, all but $800,000 of which was classified as available for sale. The investment policy requires that corporate bonds be restricted only to those obligations rated "A" or better by a nationally recognized rating agency at the time of purchase and be confined only to those that are readily marketable. At December 31, 2000, $41.3 million of corporate bonds were rated "A" or better, $3.0 million were rated below "A" but were rated as investment grade, and $1.2 million (one issuer) were rated below investment grade.

     MORTGAGE-BACKED SECURITIES. At December 31, 2000, the portfolio of mortgage-backed securities totaled $57.1 million. Such securities include issues guaranteed by either the Government National Mortgage Association ("GNMA"), FNMA or FHLMC and securities issued by private entities which are not guaranteed ("non-agency issues"). All mortgage-backed securities were classified as available for sale. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. Mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings.

     COLLATERALIZED MORTGAGE OBLIGATIONS (CMOS). At December 31, 2000, the portfolio of CMOs totaled $12.7 million. Such securities are issued by FNMA and FHLMC as well as non-agency issuers and are a form of mortgage-backed security. CMOs are structured with various payment tranches each with different maturities and cash flow patterns. Non-agency issues, which totaled $6.7 million at December 31, 2000, are generally collateralized by the issuer to achieve a credit rating of "AA" or better.

     MARKETABLE EQUITY SECURITIES. At December 31, 2000, the marketable equity securities portfolio totaled $12.4 million, including $1.4 million of trust preferred securities issued by a subsidiary of a Massachusetts bank holding company. The Banks' policies require that investments in common stock be confined to quality issuers that have a past record of profitability and growth with the prospect of continued performance. The policies require that the Banks invest in common stocks that are liquid and traded on major exchanges, and that a reasonable and prudent industry distribution of common stocks be maintained in the portfolio and be held for the long-term. Investment in marketable equity securities is limited by the Compass investment policy to the lesser of 3% of assets or 30% of capital. Nantucket Bank's marketable equity securities holdings were insignificant at December 31, 2000.

     The following table sets forth certain information regarding the amortized cost and market value of the investment portfolio at the dates indicated:


                                                                        AT DECEMBER 31,
                                            -----------------------------------------------------------------  AT OCTOBER 31,
                                                     2000                  1999                  1998               1998
                                            --------------------   --------------------  ------------------- -------------------
                                            AMORTIZED    MARKET    AMORTIZED    MARKET   AMORTIZED   MARKET   AMORTIZED  MARKET
                                               COST      VALUE       COST       VALUE      COST      VALUE      COST     VALUE
                                            ----------  --------  ----------  ---------  ---------- -------- ---------- --------

                                                                                   (IN THOUSANDS)
Securities available for sale:
Debt securities:
   U.S. Government and
     agency obligations...................  $123,125   $123,352   $117,937    $113,644   $123,390   $124,450  $109,128  $110,796
   Corporate bonds........................    45,118     44,737     39,604      39,055     46,888     47,362    47,771    48,425
   State and municipal obligations........       950        950         --          --         --         --        --        --
   Mortgage-backed securities.............    55,039     55,170     68,642      67,850     84,641     85,146    93,117    93,459
   Collateralized mortgage obligations....    12,323     12,260     15,359      15,071     26,698     26,748    29,819    30,052
                                            ----------  --------  ----------  ---------  ---------- -------- ---------- --------
       Total debt securities..............   236,555    236,469    241,542     235,620    281,617    283,706   279,835   282,732
Marketable equity securities..............    10,841     12,386      7,764       9,963      8,979     10,794     6,990     8,200
                                            ----------  --------  ----------  ---------  ---------- -------- ---------- --------
     Total securities available for sale..  $247,396   $248,855   $249,306    $245,583   $290,596   $294,500  $286,825  $290,932
                                            ==========  ========  ==========  =========  ========== ======== ========== ========

Securities held to maturity:
   U.S. Government and
     agency obligations...................   $22,569    $22,612    $12,408     $12,312    $12,693    $12,897   $13,694   $13,980
   Corporate bonds........................       800        800         --          --         --         --        --        --
   State and municipal obligations........     4,036      4,036         --          --         --         --        --        --
   Mortgage-backed investments............     1,923      1,923         --          --         --         --        --        --
   Collateralized mortgage obligations....       400        400         --          --         --         --        --        --
                                            ----------  --------  ----------  ---------  ---------- -------- ---------- --------
       Total securities held to maturity..   $29,728    $29,771    $12,408     $12,312    $12,693    $12,897   $13,694   $13,980
                                            ==========  ========  ==========  =========  ========== ======== ========== ========
Restricted equity securities:
   Federal Home Loan Bank
     of Boston stock......................   $28,505    $28,505    $14,478     $14,478     $8,605    $ 8,605   $ 8,605   $ 8,605
   Other..................................       469        469        458         458        457        457       457       457
                                            ----------  --------  ----------  ---------  ---------- -------- ---------- --------
     Total restricted equity securities...   $28,974    $28,974    $14,936     $14,936     $9,062    $ 9,062   $ 9,062   $ 9,062
                                            ==========  ========  ==========  =========  ========== ======== ========== ========


     The following table sets forth certain information regarding the relative composition of the investment portfolio at the dates indicated:

                                                                                AT DECEMBER 31,
                                                           ---------------------------------------------------------
                                                                     2000                            1999
                                                           ---------------------------------------------------------
                                                            CARRYING       PERCENT           CARRYING      PERCENT
                                                              VALUE        OF TOTAL            VALUE       OF TOTAL
                                                           -----------  ---------------  --------------  -----------
                                                                            (DOLLARS IN THOUSANDS)
Debt securities:
   U.S. Government and agency obligations...............    $  145,921        47.5%         $ 126,052       46.2%
   Corporate bonds......................................        45,537        14.8             39,055       14.3
   State and municipal obligations......................         4,986         1.6
   Mortgage-backed securities...........................        57,093        18.6             67,850       24.9
   Collateralized mortgage obligations..................        12,660         4.1             15,071        5.5
                                                            ----------       -----          ---------      --
           Total debt securities........................       266,197        86.6            248,028       90.9
                                                            ----------       -----          ---------      --
Marketable equity securities............................        12,386         4.0              9,963        3.6
Restricted equity securities............................        28,974         9.4             14,936        5.5
                                                            ----------       -----          ---------      -----
           Total securities.............................    $  307,557       100.0%         $ 272,927      100.0%
                                                            ==========       =====          =========      =====
Debt and equity securities
   available for sale...................................    $  248,855        80.9%         $ 245,583       90.0%
Debt securities held to maturity........................        29,728         9.7             12,408        4.5
Restricted equity securities............................        28,974         9.4             14,936        5.5
                                                            ----------         ---          ---------        ---
           Total securities.............................    $  307,557       100.0%         $ 272,927      100.0%
                                                            ==========    ========          =========      =====

                                                                 AT DECEMBER 31,                AT OCTOBER 31,
                                                                       1998                          1998
                                                            ------------------------     ---------------------------
                                                             CARRYING       PERCENT           CARRYING     PERCENT
                                                              VALUE         OF TOTAL            VALUE     OF TOTAL
                                                            -----------  ------------    ---------------------------
                                                                            (DOLLARS IN THOUSANDS)
Debt securities:
   U.S. Government and agency obligations.................. $  137,143        43.4%         $ 124,490       39.7%
   Corporate bonds.........................................     47,362        15.0             48,425       15.4
   Mortgage-backed securities..............................     85,146        26.9             93,459       29.8
   Collateralized mortgage obligations.....................     26,748         8.4             30,052        9.6
                                                            ----------    --------          ---------     ------
           Total debt securities...........................    296,399        93.7            296,426       94.5
                                                            ----------    --------          ---------     ------
Marketable equity securities...............................     10,794         3.4              8,200        2.6
Restricted equity securities...............................      9,062         2.9              9,062        2.9
                                                            ----------    --------          ---------     ------
           Total securities................................ $  316,255       100.0%         $ 313,688      100.0%
                                                            ==========    ========          =========     =======
Debt and equity securities
   available for sale...................................... $  294,500        93.1%         $ 290,932       92.7%
Debt securities held to maturity...........................     12,693         4.0             13,694        4.4
Restricted equity securities...............................      9,062         2.9              9,062        2.9
                                                            ----------    --------          ---------     ------
           Total securities................................ $  316,255       100.0%         $ 313,688      100.0%
                                                            ==========    ========          =========     =======

     The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of the investment portfolio as of December 31, 2000:


                                                    After one year   After five years
                                One year or less  through five years through ten years  After ten years             Total
                                ----------------- ----------------- ------------------  -----------------      ------------------
                                         Weighted          Weighted           Weighted           Weighted               Weighted
                                Carrying  average Carrying  average Carrying   average  Carrying  average      Carrying  average
                                  value    yield    value    yield   value      yield     value    yield         value     yield
                                -------- -------- -------- -------  --------  --------  -------- --------      -------- ---------
                                                               (Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government and
  agency bonds...........       $   107   6.15%  $62,145   6.06%   $ 61,100   6.47%     $ --                 $123,352   6.26 %
Corporate bonds..........         6,128   6.26    34,731   7.23       3,878   6.38        --                   44,737   7.03
State and municipal
  obligations............            --              225   4.10         725   3.89        --                      950   3.94
Mortgage-backed securities
     and CMOs............           759   6.24     1,580   7.18       9,205   6.40    55,886     6.60%         67,430   6.58
                                -------   ----   -------   ----    --------   ----    ------     ----        --------
  Total debt securities..         6,994   6.26    98,681   6.49      74,908   6.43    55,886     6.60         236,469   6.49
Marketable equity securities
  and mutual funds.......                                                                                      12,386   4.34
                                -------          -------           --------           ------                 --------
  Total securities available
     for sale............         6,994   6.26    98,681   6.49      74,908   6.43    55,886     6.60         248,855   6.38
                                -------          -------           --------           ------                 --------

Securities held to maturity:

U.S. Government and
  agency obligations.....         8,328   5.50    12,245   6.03       1,996   7.51        --                   22,569   5.97
Corporate bonds..........           400   6.80       400   6.98          --     --        --                      800   6.89
State and municipal
  obligations............           152   5.75     2,599   4.26       1,285   4.49        --                    4,036   4.39
Mortgage -backed securities
  and CMOs...............           250   5.50        87   6.50         834   6.74     1,152     6.27           2,323   6.37
                                -------          -------           --------           ------                 --------
  Total securities held
     to maturity.........         9,130   5.56    15,331   5.76       4,115   6.42     1,152     6.27          29,728   5.81

Restricted equity securities:
Federal Home Loan
  Bank of Boston stock...                                                                                      28,505   8.00
Other....................                                                                                         469   4.32
                                                                                                             --------
  Total restricted equity
      securities.........                                                                                      28,974   7.94
                                -------          -------           --------           ------                 --------
     Total securities....       $16,124   5.86%  $114,012  6.39 %  $ 79,023   6.43 % $57,038     6.59%       $307,557   6.47%
                                =======          ========          ========          =======                 ========

SOURCES OF FUNDS

     GENERAL. The Banks use deposits, repayments and prepayments of loans, proceeds from sales of loans and securities and proceeds from maturing securities, borrowings and cash flows generated by operations to fund its lending, investing and general operations. Deposits have historically represented the Banks' primary source of funds. During 1999 and 2000, Compass relied, to a greater extent, on borrowings to fund its expanded level of lending activities supported by the increase in capital from the November 1998 public offering.

     DEPOSITS. The Banks offer a variety of deposit accounts with a range of interest rates and other terms. The accounts include passbook savings accounts, NOW accounts (checking), demand deposit accounts, money market deposit accounts, club accounts and certificates of deposit. The Banks also offer IRA, Roth/IRA, Education IRA, Simple IRA and SEP accounts. Both individuals and commercial enterprises maintain accounts with the Banks. The FDIC insures deposits up to certain limits (generally, $100,000 per depositor). The DIF fully insures amounts in excess of such limits.

     At December 31, 2000, deposits of $1,989.6 million were comprised of $159.7 million of non-interest-bearing checking accounts and $1,829.9 million of interest-bearing deposit accounts, of which $1,016.6 million, or 55.6% were certificates of deposit. Of the total of certificates of deposit at December 31, 2000, $896.1 million, or 88.1% were scheduled to mature within one year. Based on the monitoring of historical trends, the current pricing strategy for deposits and the general avoidance of brokered deposits, management believes that the Banks will retain a significant portion of their certificate of deposit accounts upon maturity. Due to increases in interest rates initiated by the Federal Reserve Board during the last half of 1999 and the first half of 2000, several area financial institutions, including Compass, raised the rates paid on certificates of deposit. Such aggressive pricing could adversely affect Compass's retention of this type of deposit.

     Deposit flows are influenced greatly by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives. In recent years, the strength of the stock market has adversely affected deposit flows within the banking industry as some customers have opted to place a greater portion of their funds in instruments, such as mutual funds, not directly offered by the Banks (other than through Compass's contractual relationship with INVEST Financial Corporation (INVEST) and Nantucket Bank's Investment Services Division), rather than in deposit accounts which they perceived to have less attractive returns. The recent decline in the stock market may make some investors more inclined to seek less risky alternatives such as insured deposit accounts.

     Compass competed for deposits in five distinct market areas during 2000 -- New Bedford, Fall River, Plymouth, Cape Cod and Martha's Vineyard. Compass has generally experienced steady deposit inflows in recent years, primarily influenced by regional bank consolidations, competitive pricing and its strong community bank image. Compass's strategy has been to grow deposit levels through targeted promotions, branch expansion (three new branches and a new main office were opened in 2000) and bank acquisition. Due to the seasonal tourist-related economies on Cape Cod, Martha's Vineyard and Nantucket, the Banks' deposits generally peak during the summer months.

     The Banks place emphasis on sales of their products and quality of service to attract and retain customers. During 1999, all of Compass's branch managers and staff completed extensive sales training. Management measures the sales performance of customer service personnel based on the sales of products and services and referrals within Compass. During 2000, a sales incentive program for Compass retail branch personnel was implemented.

     In the interest of customer convenience and product alternatives, Compass maintains a "call center" with extended hours, staffed with 12 individuals trained to answer telephone inquiries about customer accounts and about Compass's various products and services. Compass also utilizes a 24-hour automated touch-tone telephone voice response system, which allows customers to obtain information about their accounts, to make account transfers, to pay bills and to receive information about Compass's products and services. Compass offers several relationship-based checking account products, entitled Flagship Checking, Compass 50 Checking and Preferred Checking which offer packages of select benefits. Services to commercial customers also include a Sweep Account, Simple IRA accounts, a touch-tone telephone electronic tax filing service and merchant credit card services.

     Compass uses direct mail and customer service personnel at each of its branches and at its main office to solicit deposits and advertises its deposits through the print media, on billboards, through its website (www.compassbank.com) and through radio and television. Compass also offers its on-line banking services, including a bill payment service, over the Internet. Nantucket Bank also offers a 24-hour automated touch-tone telephone voice response system, merchant credit card services and on-line banking, with a bill payment service, over the Internet.

     Compass has a contract with INVEST pursuant to which INVEST offers Compass's customers investments in mutual funds and securities. INVEST representatives work out of Compass's main office and branches and Compass's customer service personnel refer to INVEST customers who are looking for such investments. Compass receives a portion of commissions earned from INVEST's operations on Compass's premises. Such commissions amounted to $192,000 in 2000.

     The following table sets forth certain information regarding the distribution of the average balance of Compass's deposit accounts and the weighted average interest rate on each category of deposits during the periods indicated:


                                      YEAR ENDED DECEMBER 31, 2000            YEAR ENDED DECEMBER 31, 1999
                                   ------------------------------------ -- -----------------------------------
                                                  PERCENT                                PERCENT
                                                 OF TOTAL     WEIGHTED                  OF TOTAL     WEIGHTED
                                    AVERAGE       AVERAGE     AVERAGE      AVERAGE       AVERAGE     AVERAGE
                                    BALANCE      DEPOSITS       RATE       BALANCE      DEPOSITS       RATE
                                   ----------  ------------  ----------  ----------  -------------  ----------
                                                             (DOLLARS IN THOUSANDS)

NOW accounts....................   $  166,776      10.1%       0.73%     $   151,180      10.0%        0.97%
Savings accounts................      217,433      13.1        2.01          215,088      14.2         2.31
Money market savings accounts...      292,037      17.7        2.91          295,393      19.4         2.92
Non-interest-bearing demand
   checking accounts............      131,108       7.9          --          118,956       7.9           --
                                   ----------     -----                  -----------     -----
   Total transaction deposit
      accounts..................      807,354      48.8        1.74          780,617      51.5         1.93
Certificate of deposit accounts.      846,746      51.2        5.84          734,995      48.5         5.19
                                   ----------     -----                  -----------     -----
   Total average deposits.......   $1,654,100     100.0%       3.84%     $ 1,515,612     100.0%        3.51%
                                   ==========     =====                  ===========     =====

                                       YEAR ENDED OCTOBER 31, 1998
                                  ----------------------------------------
                                                  PERCENT
                                                  OF TOTAL     WEIGHTED
                                   AVERAGE        AVERAGE      AVERAGE
                                   BALANCE        DEPOSITS       RATE
                                  ----------  --------------  ------------
                                          (DOLLARS IN THOUSANDS)
NOW accounts.................... $   129,956        9.2%       1.27%
Savings accounts................     199,874       14.1        2.51
Money market savings accounts...     261,212       18.5        2.99
Non-interest-bearing demand
 checking accounts..............     102,047        7.2          --
                                 -----------      -----        ----
 Total transaction deposit
   accounts.....................     693,089       49.0        2.09
Certificate of deposit accounts.     720,590       51.0        5.70
                                 -----------      -----        ----
   Total average deposits....... $ 1,413,679      100.0%       3.93%
                                 ===========      =====        ====

     The Banks had $265.6 million in certificates of deposit of $100,000 or more outstanding as of December 31, 2000, maturing as follows (in thousands):

              Three months or less..........................         $  74,142
              Over three months through six months .........            63,856
              Over six months through twelve months.........            84,367
              Over twelve months ...........................            43,218
                                                                     ---------
                                                                     $ 265,583
                                                                     =========

     BORROWINGS. The Banks borrow funds from the FHLB to partially finance their loan and funding needs. FHLB loans are collateralized primarily by certain of the Banks' residential mortgage loans and mortgage-backed securities and by their holdings of FHLB stock. The maximum amount that the FHLB will loan fluctuates from time to time based on the FHLB's policies. At December 31, 2000, Compass and Nantucket Bank had approximately $394.7 million and $71.8 million, respectively, in available borrowing capacity with the FHLB that is contingent upon the purchase of additional FHLB stock.

     Compass and Nantucket Bank had $480.6 million and $76.3 million, respectively, in advances from the FHLB as of December 31, 2000. The FHLB charges a fixed rate of interest on its loans.

     The following table sets forth certain information regarding borrowed funds during the periods indicated:

                                                                                    YEARS ENDED
                                                                      -----------------------------------------
                                                                           DECEMBER 31,           OCTOBER 31,
                                                                      ------------------------
                                                                        2000          1999          1998
                                                                      -----------  -----------   --------------
                                                                              (DOLLARS IN THOUSANDS)
TOTAL SHORT-TERM BORROWINGS:
  Average balance...................................................    $ 32,562    $ 30,079       $ 12,061
  Maximum month end amount..........................................      57,637      46,895         15,801
  Balance at end of period..........................................      31,427      40,787         15,801
  Weighted average interest rate during the period..................        4.68%       4.79%          4.78%
  Weighted average interest rate at end of period...................        4.35%       4.42%          4.25%

FEDERAL HOME LOAN BANK OF BOSTON ADVANCES:
  Average balance...................................................    $337,733    $147,486       $103,066
  Maximum month end amount..........................................     556,869     271,900        116,879
  Balance at end of period..........................................     556,869     271,900         85,111
  Weighted average interest rate during the period..................        6.26%       5.86%          6.23%
  Weighted average interest rate at end of period...................        6.05%       5.81%          6.16%

SUBSIDIARY ACTIVITIES

     In addition to its 100% ownership of the common stock of Compass and Nantucket Bank (acquired on December 31, 2000), the Company directly owns 100% of Lighthouse Securities Corporation and, through its bank subsidiaries, six other corporations. During 2000, Compass dissolved three of its subsidiaries and The 1855 Corporation dissolved two of its subsidiaries as such entities were either inactive or their activities were more efficiently located elsewhere within the corporate organization. At December 31, 2000, the profile of the activities of the Company's and the Banks' subsidiaries, all of which are Massachusetts corporations, was as follows:

     LIGHTHOUSE SECURITIES CORPORATION. Lighthouse Securities Corporation ("Lighthouse") is a wholly-owned subsidiary of Seacoast Financial established in 1998 as a Massachusetts securities corporation and, as such, is authorized to engage in buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on Lighthouse's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Banks. At December 31, 2000, Lighthouse had total assets of $1.4 million, consisting primarily of cash maintained at Compass.

  SANDWICH SECURITIES CORPORATION. Sandwich Securities Corporation ("Sandwich Corporation") is a wholly-owned subsidiary of Compass established in 1993 as a Massachusetts securities corporation. Sandwich Corporation engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on Sandwich Corporation's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Banks. At December 31, 2000, Sandwich Corporation had total assets of $123.6 million, consisting primarily of cash and certificates of deposit maintained at Compass and investment securities.

  SEXTANT SECURITIES CORPORATION. Sextant Securities Corporation ("SSC") is a wholly-owned subsidiary of Compass established in 1995 as a Massachusetts securities corporation. SSC engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on SSC's investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities owned by the Banks. At December 31, 2000, SSC had total assets of $82.1 million, consisting primarily of cash and certificates of deposit maintained at Compass and investment securities.

  COMPASS PREFERRED CAPITAL CORPORATION. Compass Preferred Capital Corporation ("Compass Preferred") is a subsidiary of Compass. It was established in 1998 to engage in real estate business activities (including the acquisition and holding of securities and real estate loans) that enable it to be taxed as a "real estate investment trust" under federal and Massachusetts tax laws. Compass Preferred had total assets of $426.0 million at December 31, 2000, of which $390.9 million were mortgage loans originated by Compass.

     THE SEXTANT CORPORATION. The Sextant Corporation ("Sextant") is a wholly-owned subsidiary of Compass originally formed to purchase equipment on behalf of Compass for tax favored purposes. Sextant has also engaged in real estate development activities and, at December 31, 2000, owned commercial condominium units with a carrying value of $238,000, which were being marketed for sale.

     THE 1855 CORPORATION. The 1855 Corporation ("1855 Corporation") is a wholly-owned subsidiary of Compass established in 1971 as a Massachusetts corporation. 1855 Corporation is principally engaged in the acquisition and holding of real estate used for banking purposes. At December 31, 2000, 1855 Corporation had total assets of $1.6 million, of which $1.2 million consisted of real estate used for banking purposes.

     N. REALTY CORP. N. Realty Corp. ("NRC") is a subsidiary of Nantucket Bank established in 1998 to engage in real estate business activities (including the acquisition and holding of securities and real estate loans) that enable it to be taxed as a real estate investment trust under federal and Massachusetts tax laws. NRC had total assets of $109.2 million at December 31, 2000, of which $88.3 million were mortgage loans originated by Nantucket Bank.

SUPERVISION AND REGULATION

     GENERAL. As Massachusetts-chartered stock savings banks, Compass and Nantucket Bank are subject to extensive regulation by the Massachusetts Division of Banks (the "Division") and the FDIC. The Banks are required to file reports with, and are periodically examined by, the FDIC and the Division concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Banks are members of the FHLB and are subject to certain limited regulation by the FRB. Seacoast Financial, as a bank holding company, is subject to regulation by the FRB and is required to file reports with the FRB.

MASSACHUSETTS BANK REGULATION

     GENERAL. Compass and Nantucket Bank are subject to supervision, regulation and examination by the Division and are subject to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, the Banks are subject to Massachusetts consumer protection and civil rights laws and regulations. The Commissioner's approval is required for a Massachusetts bank to establish or close branches, merge with other banks, organize a holding company, issue stock, engage in insurance agency activities and undertake certain other activities.

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

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

     As an insurer, the FDIC charges deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the Commissioner an opportunity to take such action, and may terminate deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices or is in an unsafe or unsound condition. Based upon its assessable deposits, Compass expensed $380,000 in FDIC insurance premiums during 2000 and Nantucket Bank expensed $95,000 in such premiums.

REGULATORY CAPITAL REQUIREMENTS

     FDIC-insured savings banks are subject to risk-based capital guidelines that establish a framework for making regulatory capital requirements more sensitive to the risk profiles of each institution. The Banks are required to maintain certain levels of regulatory capital in relation to risk-weighted assets. The ratio of such regulatory capital to risk-weighted assets is referred to as the "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

     These guidelines divide a bank's capital into two tiers. The first tier ("Tier 1") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier 2") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio equal to at least 8% of risk-weighted assets, and at least half of such capital must be Tier 1 capital.

     In addition, the FDIC has established regulations prescribing a minimum Tier 1 "leverage capital ratio" (Tier 1 capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios well above the minimum levels.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

     The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that would result in the bank failing to meet its applicable capital requirements on a pro forma basis. Massachusetts law also restricts a bank from declaring a dividend which would reduce its capital below
(i) the amount required to be maintained by state and federal law and regulations or (ii) the amount of their liquidation account established in connection with the conversion from mutual to stock form. In addition, Massachusetts law requires the Commissioner's approval if the total of dividends declared by a bank in any calendar year exceeds net income for that year combined with the retained net income of the preceding two years.

PROMPT CORRECTIVE ACTION

     The federal banking agencies have promulgated regulations to implement a system of prompt corrective action required by federal law. Under the regulations, a bank is deemed to be: (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized";
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances);
(iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower capitalization category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

     Based on the foregoing, Compass and Nantucket Bank are currently classified as "well capitalized" banks.

ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS

     Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks, notwithstanding state laws. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. Federal law and FDIC regulations permit certain exceptions to this restriction. For example, certain state-chartered banks, such as Compass and Nantucket Bank, may continue to invest, up to certain limits, in common or preferred stock listed on a national securities exchange or the National Market System of Nasdaq, and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. As of December 31, 2000, Compass and Nantucket Bank held marketable equity securities with a carrying value of $11.3 million and $121,000, respectively, pursuant to this exception.

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

     Seacoast Financial is subject to capital adequacy guidelines for bank holding companies (on a consolidated basis) which are substantially similar to those of the FDIC for the Banks.

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

     DIVIDENDS. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if any of the holding company's bank subsidiaries is classified as "undercapitalized."

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

     This notification requirement does not apply to any bank holding company that meets the well-capitalized standard for banks, is "well managed" within the meaning of the FRB regulations and is not subject to any unresolved supervisory issues.

     FINANCIAL SERVICES MODERNIZATION. In November 1999, the Gramm-Leach-Bliley Act ("Gramm-Leach") which significantly altered banking laws in the United States became law. Gramm-Leach permits combinations among banks, securities firms and insurance companies beginning in March 2000. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

     In order to engage in these new financial activities, a bank holding company must qualify and register with the FRB as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized" "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977, as amended ("CRA").

     A "financial subsidiary" of a national or state bank may engage in the new financial activities authorized by Gramm-Leach except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development and merchant banking , which must be conducted by a financial holding company. In order for a financial subsidiary of a national or state bank to engage in the new financial activities, Gramm-Leach requires that each of the parent bank (and its sister-bank affiliates) be well capitalized and well managed; that the aggregate consolidated assets of all of the bank's financial subsidiaries not exceed the lesser of 45% of its consolidated total assets or $50 billion; that the bank must have at least a satisfactory CRA rating; and, if the bank is one of the 100 largest national banks, it meet certain financial rating or other comparable requirements.

     Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

     Although the Company meets the qualifications for electing to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach status for the present time.

FEDERAL RESERVE SYSTEM

     The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts). Banks are authorized to borrow from the Federal Reserve Bank's "discount window," but FRB regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

COMMUNITY REINVESTMENT ACT

     Under the CRA, as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire or build branches and to acquire other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Compass's and Nantucket Bank's latest FDIC CRA ratings were "satisfactory" and "outstanding," respectively.

     Massachusetts has its own statutory counterpart to the CRA which is also applicable to the Banks. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Commissioner to consider, but not be limited to, a bank's record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Compass's and Nantucket Bank's most recent ratings under Massachusetts law were "satisfactory" and "high satisfactory," respectively.

CONSUMER PROTECTION AND FAIR LENDING REGULATIONS

     The Banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys' fees for certain types of violations.

FEDERAL HOME LOAN BANK SYSTEM

     The Banks are members of the FHLB, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of each Federal Home Loan Bank. All advances to the Banks from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. As members, the Banks are required to purchase and maintain stock in the FHLB. At December 31, 2000, the Banks owned $28.5 million of FHLB stock.

ITEM 2.  PROPERTIES

     At December 31, 2000, the Banks conducted their business through 41 full-service branches, two seasonal high school offices, 45 branch and remote ATMs and the Company's corporate headquarters.

     In July 2000, Compass completed construction of its new corporate headquarters and main banking office in downtown New Bedford. The cost of construction of this five story office building with 147,000 square feet of space was $21.5 million, including land acquisition and site work as well as all furniture and equipment. The Company estimates that it currently is utilizing approximately 60-70% of the building capacity with the remainder earmarked for future expansion of business.

     In the Greater New Bedford market, Compass operates ten full service branches, including seven branches in the City of New Bedford (six of which are owned by Compass or a subsidiary and one of which is operated under a land lease), one owned branch in Fairhaven, a leased branch in Mattapoisett and one leased branch in Dartmouth. Compass's corporate headquarters are also located in the City of New Bedford. Two of Compass's remote ATMs and one of its limited service high school branches are located in the City of New Bedford.

     In the Greater Fall River market, Compass operates seven full service branches, including one owned and one leased branch in the City of Fall River, one leased branch in Assonet and owned branches in each of Seekonk (subject to a land lease), Somerset, Swansea and Westport. One of Compass's remote ATMs is also located in the City of Fall River, as is one of Compass's limited service high school branches.

     In the Greater Plymouth market, Compass operates six full service branches, including two owned and two leased branches in Plymouth and leased branches in each of Carver and Wareham. Compass also leases a non-branch mortgage office in Lakeville, located in the Greater Plymouth market.

     In the Martha's Vineyard market, Compass operates five full service branches, including one owned and one leased branch in Edgartown, and owned branches in each of Chilmark, Vineyard Haven and Oak Bluffs. One of Compass's remote ATMs is located on Martha's Vineyard in West Tisbury.

     In the Cape Cod market, Compass operates ten full-service branches, including two leased offices in Sandwich, leased offices in Buzzards Bay and South Yarmouth and owned offices in Pocasset, Falmouth, Hyannis (two), Chatham and Orleans.

     In the Nantucket market, Nantucket Bank operates three full-service branches all of which are owned. In addition, Nantucket Bank leases office space.

     See Note 5 of the Notes to Consolidated Financial Statements included herein for additional information.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine proceedings involve, in the aggregate, amounts which are immaterial to the consolidated financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Seacoast Financial's common stock is traded on the Nasdaq National Market System under the symbol "SCFS". At March 16, 2001, there were 24,898,361 shares of common stock outstanding and 5,834 shareholders of record. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms. As of that date, the closing sales price, as reported by Nasdaq, was $13 15/16.

     High and low sales prices and dividends declared, stated on a per share basis, are as follows:

                                                                                                         Dividends
                                                                              High           Low         Declared
                   -------------------------------------------------------------------------------------------------
                   2001
                   ----------------------------------------------------------------------------------------------
                   First quarter (through March 16, 2001)..............     $ 15 3/8      $ 10 3/4         $0.08
                   2000
                   First quarter.......................................        10 1/8       8 3/4           0.06
                   Second quarter......................................        10 1/8       8 1/2           0.06
                   Third quarter ......................................        11 3/8       9 1/16          0.07
                   Fourth quarter......................................        12 1/16      9 7/16          0.07

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

     The Company's Board of Directors reviews the payment of dividends on a quarterly basis. The declaration of dividends is dependent upon a number of factors, including capital requirements, regulatory considerations, the financial condition and operating results of bank subsidiaries and general economic conditions. Based on its assessment of these factors, the Board of Directors may elect to either pay the same dividend as the previous quarter or to increase, decrease or omit the dividend.

     The Company initiated the payment of a dividend in the third quarter of 1999 and has increased the dividend rate by $.01 per share semi-annually since then. While there can be no assurance that it will continue to do so, the Company expects that dividends which are comparable in relation to net income as those currently being paid will continue to be paid in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Set forth below are the selected consolidated financial data of Seacoast Financial. The financial data are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of Seacoast Financial and subsidiaries and notes thereto presented elsewhere herein.

                                                     AT DECEMBER 31,                    AT OCTOBER 31,
--------------------------------------------------------------------------------------------------------------------
                                                  2000 (9)      1999 (1)       1998          1997          1996
--------------------------------------------------------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL CONDITION DATA:
Total assets...................................   $ 2,890,765   $ 2,122,785   $1,806,523   $ 1,625,260  $ 1,491,906
Loans (2)......................................     2,363,332     1,747,206    1,320,680     1,190,939    1,068,957
Allowance for loan losses......................        25,081        16,828       15,117        14,742       14,075
Debt securities :
     Available for sale........................       236,469       235,620      282,732       316,384      308,395
     Held to maturity..........................        29,728        12,408       13,694        12,633       11,752
Marketable equity securities...................        12,386         9,963        8,200         3,512        4,229
Deposits.......................................     1,989,630     1,515,622    1,531,663     1,360,962    1,270,857
Borrowed funds.................................       590,266       314,622      102,906       108,042       82,021
Stockholders' equity/Surplus...................       288,188       274,021      153,570       140,128      123,137
Non-performing loans...........................         6,107         5,734        6,514        14,464       14,322
Non-performing assets..........................         6,193         6,286        7,813        16,767       17,385


SELECTED FINANCIAL CONDITION DATA:
--------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA:
Interest income................................  $   166,439   $   137,952   $  122,934   $  115,949     $106,435
Interest expense...............................       86,336        63,510       62,692       58,025       52,935
                                                 -----------   -----------   ----------   ----------     --------
     Net interest income.......................       80,103        74,442       60,242       57,924       53,500
Provision for loan losses......................        4,775         2,000        1,736        2,615        1,431
                                                 -----------   -----------   ----------   ----------     --------
     Net interest income after provision
       for loan losses.........................       75,328        72,442       58,506       55,309       52,069
Gains on sale of securities, net...............            4           164           67           92           60
Gains on sales of loans, net...................           30            56        1,755          717          431
Gain on pension plan termination...............           --         1,472           --           --           --
Other non-interest income......................        9,953         8,302        8,220        7,727        7,392
Other real estate owned (income) expense, net..          (12)           54          265          520          690
Other non-interest expense.....................       49,083        44,462       39,542       36,516       35,801
                                                 -----------   -----------   ----------   ----------     --------
Income before income taxes.....................       36,244        37,920       28,741       26,809       23,461
Provision for income taxes.....................       12,315        13,394       10,651       10,165        9,169
                                                 -----------   -----------   ----------   ----------     --------
Net income.....................................  $    23,929   $    24,526   $   18,090   $   16,644     $ 14,292
                                                 ===========   ===========   ==========   ==========     ========
Earnings per share - diluted(8)................        $1.01         $0.97
                                                       =====         =====
Cash dividends per share (8)...................        $0.26         $0.10
                                                       =====         =====

                                                   -----------------------------------------------------------------
                                                      YEARS ENDED DECEMBER 31,          YEARS ENDED OCTOBER 31,
                                                   -------------------------------  --------------------------------
                                                       2000          1999 (1)         1998      1997        1996
--------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS AND OTHER DATA (3):
Performance Ratios:
     Return on average assets........................    1.03%         1.23%            1.06%      1.07%      .99%
     Return on average stockholders'
        equity/surplus...............................    8.54          8.97            12.00      12.66     12.27
     Average equity to average total assets..........   12.07         13.77             8.87       8.41      8.09
     Net interest rate spread (4)....................    2.98          3.26             3.20       3.38      3.45
     Net interest margin (5).........................    3.63          3.93             3.72       3.88      3.92
     Average interest-earning assets to average
        interest-bearing liabilities.................  116.43        120.12           113.36     113.03    111.91
     Total non-interest expense to average assets....    2.11          2.24             2.34       2.37      2.54
     Efficiency ratio (6)............................   54.47         52.72            56.64      55.73     59.45
     Dividend payout ratio (8).......................   25.74         10.31
Regulatory Capital Ratios (3):
     Tier 1 leverage capital.........................   10.15         13.11             8.34       8.38      8.21
     Tier 1 risk-based-capital.......................   12.78         18.98            12.45      12.94     12.74
     Total risk-based capital........................   14.04         20.17            13.70      14.19     13.99


--------------------------------------------------------------------------------------------------------------------
Asset Quality Ratios (3):
     Non-performing loans as a percent of
        loans (7)....................................     .26           .33              .49       1.21      1.34
     Non-performing assets as a percent of
        total assets.................................     .21           .30              .43       1.03      1.17
     Allowance for loan losses as a percent
        of loans.....................................    1.06           .96             1.14       1.24      1.32
     Allowance for loan losses as a percent of
        total non-performing loans...................  410.69         293.48          232.07     101.92     98.28
Number of Full-Service Customer Facilities ..........      41            35               34         33        33


(1) In January 1999, the Board of Directors voted to change the Company's year-end to December 31. Selected consolidated financial data for the two month transition period ended December 31, 1998 is not presented herein. See the audited financial statements contained elsewhere herein for the results of operations for the two month period then ended.

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

(7) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Banks as presenting uncertainty with respect to the collectibility of interest or principal. It is the Banks' policy to generally cease accruing interest on all such loans, except indirect auto loans and other consumer loans.

(8) Diluted earnings and cash dividends per share and the dividend payout ratio are inapplicable for periods prior to the Company's mutual to stock conversion in November 1998.

(9) The Selected Financial Condition Data as of December 31, 2000 includes the accounts of Nantucket Bank which was acquired on that date. See Note 2 to the accompanying consolidated financial statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words or phrases, "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "believe," or similar expressions are intended to identify such forward-looking statements. Actual events could differ materially from those anticipated in the forward-looking statements. Important factors that might cause such a difference include, among other things, general economic conditions, particularly the real estate market, in the Company's primary market area, potential increases in the Company's nonperforming assets (as well as increases in the allowance for loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation and supervision, including increased deposit insurance premiums or capital or reserve requirements, changes in interest rates, and increased competition and bank consolidations in the Company's market area. These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Item 7.

GENERAL

     The Company's results of operations depend primarily on its net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, as well as noninterest income and expenses. Noninterest income consists principally of deposit and other banking fees. Noninterest expenses consist principally of employee compensation and benefits, occupancy, data processing, marketing and professional services costs. Results of operations are also significantly affected by general economic and competitive conditions and changes in interest rates as well as government policies and actions of regulatory authorities.

STOCK CONVERSION AND MERGER

     On November 20, 1998, the Company completed its mutual-to-stock conversion and initial public offering of common stock whereby 14,000,000 shares were sold at a purchase price of $10 per share. Net proceeds of the stock offering were $121.4 million.

     On December 4, 1998, the Company merged with Sandwich and issued 12,758,136 shares of its common stock in exchange for all of the outstanding common stock of Sandwich (other than shares owned by the Company and fractional shares) based on an exchange ratio of 6.385 shares of Seacoast Financial common stock for each share of Sandwich common stock.

     The consolidated financial statements give retroactive effect to the merger in a transaction accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Seacoast Financial and Sandwich had always been combined.

ACQUISITION OF HOME PORT

     On December 31, 2000, the Company completed its acquisition of Home Port and its bank subsidiary, Nantucket Bank, in a transaction accounted for under the purchase method of accounting. Accordingly, the consolidated assets and liabilities of Home Port as of December 31, 2000 have been reflected in the Company's consolidated balance sheet at that date at their respective fair values, however, the results of operations have been excluded herein, as required by the purchase method of accounting. The impact of this acquisition on the consolidated balance sheet at December 31, 2000 has been segregated in the accompanying discussion of the comparison of financial condition at December 31, 2000 and 1999.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND 1999

     Total assets increased by $768.0 million, or 36.2%, from $2,122.8 million at December 31, 1999 to $2,890.8 million at December 31, 2000, of which $378.7 million was due to the acquisition of Home Port. The increase in assets of $389.3 million not attributable to the Home Port acquisition was due to a $339.4 million, or 19.4% increase in loans and, to a lesser extent, increases in cash and due from banks ($28.1 million) and banking premises and equipment ($15.8 million). Asset growth was funded primarily by a $199.3 million, or 63.3% increase in borrowings and a $242.9 million, or 16.0%, increase in deposits.

     Exclusive of the Home Port acquisition, the increase in loans occurred primarily in Compass's indirect auto and residential mortgage loan portfolios. From December 31, 1999 to December 31, 2000, indirect auto loans (net of unearned discounts) increased by $99.5 million, or 23.6%. This growth is primarily attributable to the generally favorable economic conditions which prevailed during the period and the continued geographic expansion of Compass's network of participating dealers. Residential mortgage loans increased by $154.4 million, or 17.2%, during 2000. Because of the higher interest rates which prevailed in 2000, Compass originated $219.9 million of residential mortgage loans in 2000, a 32.1% decrease compared to 1999. The net growth in residential mortgage loans was also affected by the continuing strategy to retain fixed rate mortgage loan originations in the loan portfolio.

     Exclusive of Home Port, deposits at December 31, 2000 were $1,758.5 million, an increase of $242.9 million, or 16.0%, compared to $1,515.6 million at December 31, 1999, due largely to an increase in certificates of deposit of $193.9 million during the period. This increase was fueled by the introduction and promotion, in February 2000, of a 7 month certificate at 6.30% and, to a lesser extent, the promotion of 9 and 18 month certificates of deposit during the second quarter. Core deposit account balances increased by $49.0 million, or 6.3%, during the year ended December 31, 2000. This growth was generally attributable to the promotion of a free checking account product, partially offset by the shift in funds to higher yielding certificates of deposit. Management believes that the bank consolidation and divestitures which occurred in the Compass market area during 2000 as a result of the Fleet/Bank Boston merger have contributed to the growth in deposits and continue to offer Compass an opportunity to increase its deposits. As discussed later herein, the market opportunity created by this merger also increased the level of interest rates for time deposits as numerous banks in the local market attempted to attract new customers affected by the merger.

     Exclusive of Home Port, borrowed funds were $513.9 million at December 31, 2000 compared to $314.6 million at December 31, 1999, an increase of $199.3 million, or 63.3%. During the year ended December 31, 2000, Compass increased its net borrowings from the Federal Home Loan Bank in order to partially fund loan growth as well as the Home Port acquisition ($69 million). Management believes that it will continue to rely on Federal Home Loan Bank borrowings in 2001 to partially fund anticipated loan growth.

     The increase in stockholders' equity of $14.2 million to $288.2 million at December 31, 2000 resulted from net income of $23.9 million for the year then ended which was partially offset by cash dividends ($6.3 million) and stock repurchases ($8.7 million). During 1999 and 2000, the Company announced three stock repurchase programs, the most recent of which was approved in July 2000, aggregating 3,486,212 shares. As of December 31, 2000, 2,359,775 shares had been repurchased. Management anticipates repurchasing the remaining 1,126,437 shares during 2001.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND 1998

     Total assets increased by $234.7 million, or 12.4%, from $1,888.1 million at December 31, 1998 to $2,122.8 million at December 31, 1999. This growth was due to a $343.2 million, or 24.4%, increase in loans, partially offset by a $43.3 million, or 13.7%, decrease in investment securities and a $72.0 million decrease in cash, federal funds sold and other short-term investments. Asset growth was funded primarily by a $215.8 million, or 218.4% increase in borrowings and, to a lesser extent, an $18.4 million, or 1.2% , increase in deposits.

     The increase in loans occurred primarily in Compass's indirect auto and residential mortgage loan portfolios. From December 31, 1998 to December 31, 1999, indirect auto loans (net of unearned discounts) increased by $101.7 million, or 31.7%. This growth is primarily attributable to the generally favorable interest rate environment and economic conditions which prevailed during the period and the continued emphasis of this area of lending. Residential mortgage loans increased by $199.4 million, or 28.6%, during 1999. Due to the favorable conditions cited above and the utilization of two loan correspondents with whom Compass originated $74.2 million in residential mortgage loans, Compass originated $323.9 million of residential mortgage loans in 1999, a 3.3% increase over 1998. The net growth in residential mortgage loans was also affected by the strategy to retain in the loan portfolio fixed rate mortgage loan originations that in prior years were generally sold in the secondary mortgage market.

     Total deposits at December 31, 1999 were $1,515.6 million, an increase of $18.4 million, or 1.2%, compared to $1,497.2 million at December 31, 1998. This modest increase included an increase in core deposits of $26.8 million, or 3.6%, partially offset by a decrease of $8.4 million, or 1.1%, in certificates of deposit. The increase in core deposits was primarily due to the expansion of the Compass brand to the Cape Cod market through the acquisition of Sandwich Bank in December 1998, partially offset by the impact of a continuing low interest rate environment wherein Compass competes against other instruments available to the public such as mutual funds and annuities. The decline in certificates of deposit reflects the same competitive factors which have impacted core deposit growth and, in addition, reflects aggressive price competition for such accounts among local financial institutions in reaction to rate increases initiated by the Federal Reserve Bank during the second half of the year.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

     The Company's operating performance is highly dependent upon the level of net interest income. General economic conditions, corporate strategies, asset/liability management, interest rates and the policies of regulatory authorities all have a significant impact on the level of net interest income achieved.

     During the period 1998 to 2000, the Company's net interest income increased from $60.2 million for the year ended October 31, 1998 to $80.1 for the year ended December 31, 2000, an increase of $19.9 million, or 33.1%. This achievement has been attributable to the growth in the loan portfolio and the increase in the ratio of interest-earning assets to interest-bearing liabilities over that same period. The increase in such ratio in 1999 was primarily attributable to the $121.4 of net proceeds from the Company's initial public stock offering in November 1998. During 2000, this ratio declined due primarily to the use of funds for both the stock repurchase program and the construction of the new corporate headquarters.

     During 2000, the Company's interest rate spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) declined from 3.26% in 1999 to 2.98% in 2000. This decline is primarily attributable to the relative increase in utilization of borrowings and certificates of deposit to fund asset growth as well as the decrease in the ratio of interest-earning assets to interest-bearing liabilities as discussed in the preceding paragraph. The competitive pricing for certificates of deposit during 2000 attributable to the significant opportunity to attract new customers affected by the Fleet/Bank Boston merger also contributed to this decline. With the recent reduction in interest rates initiated by the Federal Reserve Board in 2001 and the scheduled maturity of nearly 90% of certificates of deposit in 2001 (particularly in the second half of the year), management believes that the Company's interest rate spread will improve in 2001.

     The following table presents average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the years indicated.

                                 ---------------------------------------------------------------------------------------------
                                                   YEARS ENDED DECEMBER 31,                         YEAR ENDED OCTOBER 31,
                                 --------------------------------------------------------------  -----------------------------
                                              2000                            1999                           1998
                                 -------------------------------  -----------------------------  -----------------------------
                                                       AVERAGE                        AVERAGE                       AVERAGE
                                    AVERAGE             YIELD/    AVERAGE              YIELD/    AVERAGE             YIELD/
                                    BALANCE   INTEREST   COST     BALANCE   INTEREST    COST     BALANCE   INTEREST   COST
                                 ----------  ---------  ------  ----------- --------- --------  ---------  --------  --------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS:
   Interest-earning assets:
   Short-term investments..........  $  11,307   $   832  7.36% $    8,206  $   377    4.59%    $ 37,626  $ 2,198  5.84%
   Debt securities (1).............    233,901    15,265  6.53     265,204   16,086    6.07      311,921   18,358  5.89
   Equity securities (1)...........     30,332     1,993  6.57      21,875    1,271    5.81       17,259      796  4.61
   Mortgage loans (2)..............  1,327,017   101,513  7.65   1,121,684   84,235    7.51      928,739   74,862  8.06
   Commercial loans (2)............     77,887     7,514  9.65      66,178    5,846    8.83       44,672    4,333  9.70
   Indirect auto loans.............    479,084    35,442  7.40     373,088   27,017    7.24      245,679   19,423  7.91
   Other consumer loans............     47,093     3,880  8.24      36,833    3,120    8.47       33,177    2,964  8.93
                                     ---------   -------         ---------  -------           ----------  -------
     Total interest-earning assets.  2,206,621   166,439  7.54   1,893,068  137,952    7.29    1,619,073  122,934  7.59
                                                 -------  ----              -------    ----               -------  ----
   Allowance for loan losses.......    (18,428)                    (16,153)                      (14,696)
   Non-interest earning assets.....    134,973                     109,540                        96,320
                                    ----------                  ----------                    ----------
     Total assets.................. $2,323,166                  $1,986,455                    $1,700,697
                                    ==========                  ==========                    ==========

LIABILITIES AND EQUITY:
   Interest-bearing liabilities:
   Deposits:
     NOW accounts.................. $  166,776   $ 1,210  0.73% $   151,180  $1,466    0.97%  $  129,956   $1,650  1.27%
     Savings accounts..............    217,433     4,370  2.01      215,088   4,978    2.31      199,874    5,019  2.51
     Money market savings
     accounts......................    292,037     8,499  2.91      295,393   8,638    2.92      261,212    7,823  2.99
     Certificates of deposit.......    846,746    49,482            734,995  38,171              720,590   41,075
                                    ----------   -------        -----------  ------           ----------   ------  5.70
       Total deposits..............  1,522,992    63,561  4.17    1,396,656  53,253    3.81    1,311,632   55,567  4.24
                                    ----------   -------        -----------  ------           ----------   ------
   Borrowed funds:
     Short-term borrowings (3).....     34,471     1,645  4.77       31,896   1,610    5.05       13,744      723  5.26
     FHLB advances.................    337,733    21,130  6.26      147,486   8,647    5.86      102,843    6,402  6.23
                                    ----------   -------        -----------  ------           ----------   ------
       Total borrowings............    372,204    22,775  6.12      179,382  10,257    5.72      116,587    7,125  6.11
                                    ----------   -------        -----------  ------           ----------    -----
       Total interest-bearing
              liabilities..........  1,895,196    86,336  4.56    1,576,038  63,510    4.03    1,428,219   62,692  4.39
                                                 -------  ----               ------    ----                ------  ----
   Non-interest bearing demand
     deposit accounts..............    131,108                      117,416                      102,270
   Other liabilities...............     16,527                       19,542                       19,440
                                    ----------                  -----------                   ----------
     Total liabilities.............  2,042,831                    1,712,996                    1,549,929
   Stockholders' equity/surplus....    280,335                      273,459                      150,768
                                    ----------                  -----------                   ----------
     Total liabilities and
       stockholders' equity/
       surplus..................... $2,323,166                   $1,986,455                   $1,700,697
                                    ==========                  ===========                   ===========
   Net interest income/interest rate
     spread (4)....................              $80,103  2.98%             $74,442    3.26%              $60,242  3.20%
                                                 =======  ====              =======    ====               =======  ====
   Net interest margin (5).........                       3.63%                        3.93%                       3.72%
                                                          ====                         ====                        ====
   Ratio of interest-earning assets
     to interest-bearing
     liabilities...................                     116.43%                      120.12%                     113.36%
                                                        ======                       ======                      ======

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

     RATE/VOLUME ANALYSIS. The following table presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                      YEAR ENDED                          YEAR ENDED
                                                   DECEMBER 31, 2000                   DECEMBER 31, 1999
                                                      COMPARED TO                         COMPARED TO
                                                      YEAR ENDED                          YEAR ENDED
                                                   DECEMBER 31, 1999                   OCTOBER 31, 1998
                                            --------------------------------   ---------------------------------
                                              INCREASE (DECREASE) DUE TO       INCREASE (DECREASE) DUE TO
                                            --------------------------------   ---------------------------------
                                              VOLUME      RATE        NET       VOLUME        RATE        NET
                                            ----------  --------    --------  -----------   ---------  ---------
                                                                            (IN THOUSANDS)
Interest-earning assets:
  Short-term investments ................   $    176    $    279    $    455    $ (1,430)   $   (391)   $ (1,821)
  Debt securities .......................     (1,986)      1,165        (821)     (2,819)        547      (2,272)
  Equity securities .....................        539         183         722         241         234         475
  Mortgage loans ........................     15,681       1,597      17,278      14,753      (5,380)      9,373
  Commercial loans ......................      1,097         571       1,668       1,929        (416)      1,513
  Indirect auto loans ...................      7,828         644       8,472       9,344      (1,750)      7,594
  Other consumer loans ..................        849        (136)        713         315        (159)        156
                                           ---------   ---------   ---------   ---------   ----------  ---------
       Total interest-earning assets ....   $ 24,184    $  4,303    $ 28,487    $ 22,333    $ (7,315)   $ 15,018
                                           ---------   ---------   ---------   ---------   ----------  ---------

Interest-bearing liabilities:
  Deposits:
     NOW accounts .......................   $    140    $   (396)   $   (256)   $    243    $   (427)   $   (184)
     Savings accounts ...................         54        (662)       (608)        367        (408)        (41)
     Money market savings accounts ......        (98)        (41)       (139)      1,003        (188)        815
     Certificates of deposit ............      6,202       5,109      11,311         808      (3,712)     (2,904)
                                           ---------   ---------   ---------   ---------   ----------  ---------
       Total deposits ...................      6,298       4,010      10,308       2,421      (4,735)     (2,314)
                                           ---------   ---------   ---------   ---------   ----------  ---------
  Borrowed funds:
     Short-term borrowings ..............        125         (90)         35         917         (30)        887
     FHLB advances ......................     11,866         617      12,483       2,622        (377)      2,245
                                           ---------   ---------   ---------   ---------   ----------  ---------
       Total borrowings .................     11,991         527      12,518       3,539        (407)      3,132
                                           ---------   ---------   ---------   ---------   ----------  ---------
       Total interest-bearing liabilities     18,289       4,537      22,826       5,960      (5,142)        818
                                           ---------   ---------   ---------   ---------   ----------  ---------
  Net change in net interest income .....   $  5,895    $   (234)   $  5,661    $ 16,373    $ (2,173)   $ 14,200
                                           =========   =========   =========   =========   ==========  =========

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     GENERAL. Net income was $23.9 million, or $1.01 per diluted share, in 2000 compared to $24.5 million, or $.97 per diluted share in 1999. Included in net income for 1999 was a curtailment gain on the pending termination of Compass's defined benefit pension plan which, after taxes, amounted to $856,000, or $.03 per diluted share. Exclusive of this non-recurring item, net income and earnings per share increased by 1.1% and 7.4%, respectively. Due primarily to an increase in average interest-earning assets of $313.6 million, or 16.6%, net interest income increased by $5.7 million, or 7.6%, from $74.4 million in 1999 to $80.1 million in 2000. Partially offsetting this increase in net interest income was an increase of $2.8 million in the provision for loan losses and an increase of $4.6 million in noninterest expense. The Company's effective tax rate declined to 34.0% in 2000 from 35.3% in 1999.

     INTEREST INCOME. Interest income was $166.4 million in 2000, compared to $138.0 million in 1999, an increase of $28.4 million, or 20.6%. This increase in interest income resulted from the growth in average interest-earning assets of $313.6 million and an increase in the yield on interest-earning assets of 25 basis points from 7.29% in 1999 to 7.54% in 2000. A significant portion of the increase in average interest-earning assets was attributable to the indirect auto loan portfolio, which increased from $373.1 million in 1999 to $479.1 million in 2000, and the mortgage loan portfolio, which increased from $1,121.7 million to $1,327.0 million for those years, respectively. The increase in the yield on interest-earning assets reflects the series of rate increases initiated by the Federal Reserve Board beginning in June 1999 and continuing into 2000.

     INTEREST EXPENSE. Interest expense increased by $22.8 million, or 35.9%, from $63.5 million in 1999 to $86.3 million in 2000. The increase resulted from a $319.2 million increase in average interest-bearing liabilities and a 53 basis point increase in the average rate paid on such liabilities. Total average interest-bearing deposits increased by $126.3 million, with most of the increase occurring in higher cost certificates of deposit. Because of the level of loan growth, Compass increased its advances from the FHLB with the average amount of such borrowings outstanding increasing by $190.2 million from $147.5 million in 1999 to $337.7 million in 2000.

     The increase in the cost of funds on interest-bearing liabilities reflects the series of rate increases initiated by the Federal Reserve Board beginning in June 1999 and continuing into 2000 as well as the greater utilization of higher cost certificates of deposit and FHLB advances as a funding source. The incremental increase of 28 basis points in the cost of funds over the yield on interest-earning assets reflects the faster repricing characteristics of Compass's interest-bearing liabilities as compared to its interest-earning assets and the competitive pricing for certificates of deposits in 2000.

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

     The provision for loan losses increased by $2.8 million from $2.0 million in 1999 to $4.8 million in 2000. This increase was primarily attributable to the growth in the loan portfolio as internal indicators of credit quality continue to be positive. The total allowance of $25.1 million at December 31, 2000 represented 1.06% of total loans, an increase from .96% at December 31, 1999. At December 31, 2000, the allowance for loan losses as a percentage of non-performing loans was 410.7% compared to 293.5% at December 31, 1999.

     NONINTEREST INCOME. Noninterest income is comprised of fees and charges for bank services, net interchange fees on the processing of merchant credit card receipts, gains or losses from sales of assets, loan servicing fees and other income resulting from various types of banking transactions. Total noninterest income was $10.0 million in 2000 and 1999. Included in non-interest income in 1999 was a $1.5 million gain on termination of Compass's pension plan. Exclusive of this non-recurring item, noninterest income increased $1.5 million, or 17.2%, in 2000. This increase was principally caused by increases in loan fees, ATM/Debit card usage and checking account related fees. Such increases more than offset a decrease of $186,000 in gains on sales of investment securities and loans.

     As a result of the decision to terminate its defined benefit pension plan, Compass expects to realize an additional non-recurring settlement gain of approximately $1.5 million in 2001.

     NONINTEREST EXPENSE. Noninterest expense increased by $4.6 million, or 10.2%, from $44.5 million for the year ended December 31, 1999 to $49.1 million for the year ended December 31, 2000. Of this increase, $4.1 million related to salaries and employee benefits, which rose 18.4% to $26.5 million in 2000. This increase is due to annual wage adjustments and increases in staffing necessitated by franchise expansion ($1.9 million), a full year of cost associated with the restricted stock awards granted in July 1999 ($725,000), employment taxes ($272,000), employee-related insurance costs ($413,000) and the cost of a new sales incentive program for retail branch personnel ($187,000). In addition, the amount accrued for Compass's management incentive plan increased $795,000 in 2000 partially due to reduced expense in 1999 resulting from utilization of amounts accrued but not paid during the two month transition period ended December 31, 1998. These increases were partially offset by a net savings of $183,000 due to changes made in September 1999 to Compass's employee retirement plans.

     Occupancy and equipment expenses increased $752,000, or 12.9%, to $6.6 million for the year ended December 31, 2000. This increase was primarily due to an increase in depreciation and utility costs attributable to the completion of Compass's new corporate offices and the opening of new branches in New Bedford, Seekonk and Mattapoisett. In addition, non-recurring moving and storage costs of $205,000 were incurred in connection with the relocation to the new corporate offices.

     Data processing expenses increased $517,000, or 11.5%, to $5.0 million for the year ended December 31, 2000. This increase was primarily due to expansion of the ATM network on Cape Cod and volume-related core processing costs due to increases in loans and deposits.

     Marketing expenses increased $371,000, or 15.1%, to $2.8 million for the year ended December 31, 2000. Such increase was attributable to various initiatives promoting the grand opening of Compass's new main banking office and corporate headquarters as well as customer acquisition programs targeted at individuals and businesses affected by the branch divestitures required by the Fleet/Bank Boston merger.

     Other components of noninterest expense decreased $1.2 million, or 12.7%, for the year ended December 31, 2000. This decrease was due primarily to the change between years in certain non-recurring items associated with the merger with Sandwich Bank.

     INCOME TAXES. Total income tax expense was $12.3 million in 2000 compared to $13.4 million in 1999. The effective tax rate was lower in 2000 (34.0%) than in 1999 (35.3%) primarily because of greater utilization of non-bank subsidiaries that were taxed at a lower rate for state tax purposes, an increase in tax-favored investment income and the reversal of reserves no longer required.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND OCTOBER 31, 1998

     GENERAL. Net income was $24.5 million in 1999 compared to $18.1 million in 1998, an increase of $6.4 million, or 35.4%. Due primarily to an increase in average interest-earning assets of $274.0 million, or 16.9%, net interest income increased by $14.2 million, or 23.6%, from $60.2 million in 1998 to $74.4 million in 1999. The other significant factors affecting the change in net income was an increase of $264,000 in the provision for loan losses and an increase of $4.7 million in noninterest expense. The Company's effective tax rate declined to 35.3% in 1999 from 37.1% in 1998.

     INTEREST INCOME. Interest income was $138.0 million in 1999, compared to $122.9 million in 1998, an increase of $15.1 million, or 12.3%. This increase in interest income resulted exclusively from average interest-earning asset growth of $274.0 million. The yield on interest-earning assets decreased 30 basis points in 1999 from 7.59% in 1998 to 7.29% in 1999. A significant portion of the increase in average interest-earning assets was attributable to the indirect auto loan portfolio, which increased from $245.7 million in 1998 to $373.1 million in 1999, and the mortgage loan portfolio, which increased from $928.7 million to $1,121.7 million for those years, respectively.

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

     NONINTEREST INCOME. Noninterest income is comprised of fees and charges for bank services, net interchange fees on the processing of merchant credit card receipts, gains or losses from sales of assets, loan servicing fees and other income resulting from various types of banking transactions. Total noninterest income was $10.0 million in 1999 and 1998. Included in noninterest income in 1999 is a $1.5 million curtailment gain on the pending termination of Compass's pension plan. Exclusive of this non-recurring item, noninterest income declined $1.5 million due entirely to a $1.6 million decrease in gains on the sale of loans and investments. Such decline is a result of the change in practice, beginning in November 1998, whereby Compass is no longer selling fixed rate residential mortgage loans with terms of 15 years or longer in the secondary mortgage market.

     NONINTEREST EXPENSE. Noninterest expense increased by $4.7 million, or 11.8%, from $39.8 million for the year ended October 31, 1998 to $44.5 million for the year ended December 31, 1999. Of this increase, $1.1 million related to salaries and employee benefits, which rose 4.9% to $22.4 million in 1999. This increase is attributable to overall salary increases averaging 4% in 1999, costs associated with the ESOP established in November 1998 ($585,000) and restricted stock awarded in July 1999 ($637,000), partially offset by elimination of certain executive positions at the former Sandwich Bank.

     Occupancy and equipment expenses increased $738,000, or 14.5%, to $5.8 million for the year ended December 31, 1999. This increase was due to an increase in rent expense and depreciation attributable to the relocation of Compass's Operations and Consumer Lending Departments and the opening of new branches in Plymouth and Hyannis.

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

     Professional services expenses increased $669,000, or 51.2%, to $2.0 million for the year ended December 31, 1999. This increase was primarily due to costs associated with being a public company as well as costs incurred to develop the strategic plan, assess business expansion opportunities, implement the stock award program, implement the dividend reinvestment and stock purchase plan and review the defined benefit pension plan.

     Other noninterest expenses increased $441,000, or 6.5%, for the year ended December 31, 1999. This increase was due primarily to certain nonrecurring costs associated with the merger with Sandwich Bank.

     INCOME TAXES. Total income tax expense was $13.4 million in 1999 compared to $10.7 million in 1998. The effective tax rate was lower in 1999 (35.3%) than in 1998 (37.1%) primarily because of greater utilization of non-bank subsidiaries that were taxed at a lower rate for state tax purposes and an increase in federal low income housing tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     The Banks' liquidity, represented by cash and cash equivalents and debt securities is a product of their operating, investing, and financing activities. The primary sources of funds are deposits, borrowings, principal and interest payments on outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates and, in the case of deposits, other instruments available to the public such as mutual funds and annuities.

     As voluntary members of the FHLB, Compass and Nantucket Bank are entitled to borrow an amount up to the value of their qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit at the FHLB. At December 31, 2000, Compass and Nantucket Bank had $394.7 million and $71.8 million, respectively, in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock. Use of this borrowing capacity may also be impacted by regulatory capital requirements.

     Liquidity management is both a daily and long term function of business management. The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At December 31, 2000, the Banks maintained cash and due from banks, short-term investments and debt securities maturing within one year of $123.6 million, or 4.28% of total assets. The Banks invest excess funds, if any, in federal funds sold, which provides liquidity to meet lending requirements.

     At December 31, 2000, the Banks had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $223.9 million. The Banks anticipate that they will have sufficient funds available to meet their current loan commitments. Certificates of deposit maturing within one year from December 31, 2000 amounted to $896.1 million. The Banks expect that substantially all maturing certificate accounts will be retained at maturity, although the percentage retained may be below historical levels due to increased price competition for these deposits.

     The Company's and the Banks' capital ratios at December 31, 2000 were as follows:

                    SEACOAST FINANCIAL              COMPASS                   NANTUCKET BANK
                    ------------------              -------                   --------------
      Total Capital (to risk weighted
         assets)                                14.04%                12.68%             16.37%
      Tier 1 Capital ( to risk
         weighted assets)                        12.78                11.48              15.10
      Tier 1 Capital (to average
         assets)                                 10.15                 8.05               8.82

     These ratios placed the Company in excess of regulatory standards and the Banks in the "well capitalized" category as set forth by the FDIC.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on its performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133", which is effective for fiscal years beginning after June 15, 2000. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Adoption of this Statement will not have a material impact on the financial position or operating results of the Company.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for years ended after December 15, 2000. The Company has quantified the impact of provisions effective for 2000 and the adoption did not have a material impact on the Company's financial position or results of operations. The Company has not yet quantified the remaining provisions effective in 2001, however, the Company does not expect that the adoption of this Statement will have a material impact on its financial position or results of operations.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, the Company seek to reduce the vulnerability of net earnings to changes in interest rates. The Banks' Asset/Liability Committees, comprised of senior management, are responsible for managing interest rate risk and reviewing with their Boards of Directors on a quarterly basis their activities and strategies, the effect of those strategies on operating results, the Banks' interest rate risk positions and the effect changes in interest rates would have on net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

     The principal strategies that the Company uses to manage interest rate risk include (i) emphasizing the origination and retention of adjustable rate loans, origination of indirect auto loans (Compass only) which have relatively short maturities and origination of loans with maturities at least partially matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and (iii) classifying a significant portion of the investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

     The Company and the Banks quantify their interest rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. Internal guidelines on interest rate risk specify that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by less than 5%.

     In utilizing a 300 basis point increase in rates in its simulation model, the full impact of annual rate caps of 200 basis points common to most adjustable rate mortgage loan products is considered. The rate shocks used assume an instantaneous and parallel change in interest rates and that no strategies are implemented in respone to the change in rates. Prepayment speeds for loans are based on published median dealer forecasts for each interest rate scenario.

     As of December 31, 2000, the Company's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

                                                                   PERCENTAGE CHANGE IN ESTIMATED
                                                                     NET INTEREST INCOME OVER:
                                                              ---------------------------------------
                                                                   12 MONTHS            24 MONTHS
                                                              -------------------    -----------------
                  300 basis points increase in rates               (10.68%)              (9.39%)

                   200 basis points decrease in rates               (1.39%)              (6.15%)

     Based on the scenario above, net income would be adversely affected (within internal guidelines) in both the twelve and twenty-four month periods. For each one percentage point change in net interest income, the effect on net income would be $659,000, assuming a 36% tax rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                            PAGE
Reports of Independent Public Accountants.................................................................   43

Consolidated Balance Sheets as of December 31, 2000 and 1999..............................................   45

Consolidated Statements of Income for the Years Ended December 31, 2000 and 1999, the Two Months Ended
December 31, 1998 and the Year Ended October 31, 1998 ....................................................   46

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000 and
1999, the Two Months Ended December 31, 1998 and the Year Ended October 31, 1998 .........................   47

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999, the Two Months
Ended December 31, 1998 and the Year Ended October 31, 1998 ..............................................   48

Notes to Consolidated Financial Statements................................................................  50-80

All schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Seacoast Financial Services Corporation:

     We have audited the accompanying consolidated balance sheets of Seacoast Financial Services Corporation and subsidiaries (theCompany) as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, the two months ended December 31, 1998, and the year ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the separate consolidated statements of income, changes in stockholders' equity and cash flows of Sandwich Bancorp, Inc. and subsidiaries for the year ended October 31, 1998 which consolidated statements reflect net income of $4.6 million. Those consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sandwich Bancorp, Inc. for such period, is based solely on the report of such other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seacoast Financial Services Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, the two months ended December 31, 1998 and the year ended October 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                        /s/  ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 25, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Sandwich Bancorp, Inc.:

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows (not included herein) of Sandwich Bancorp, Inc. and subsidiaries for the year ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sandwich Bancorp, Inc. and subsidiaries for the year ended October 31, 1998 in conformity with generally accepted accounting principles.

                                            /s/  KPMG LLP

Boston, Massachusetts
December 3, 1998

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  December 31,
                                                                                       ---------------------------------
                                                                                               2000          1999
                                                                                       ---------------------------------
ASSETS:
    Cash and due from banks ...................................................               $   101,665    $    60,245
    Federal funds sold .........................................................                    5,848            106
                                                                                              -----------    -----------
       Total cash and cash equivalents .........................................                  107,513         60,351
    Other short-term investments ...............................................                       --            231
    Investment securities (Note 3)--
       Available-for-sale, at fair value .......................................                  248,855        245,583
       Held to maturity, at amortized cost .....................................                   29,728         12,408
       Restricted equity securities ............................................                   28,974         14,936
    Loans held-for-sale ........................................................                   13,666            756
    Loans, net (Note 4) ........................................................                2,338,251      1,730,378
    Accrued interest receivable ................................................                   14,927          9,426
    Banking premises and equipment, net (Note 5) ...............................                   50,878         26,585
    Other real estate owned ...................................................                        86            552
    Net deferred tax asset (Note 9) ............................................                   11,247         12,527
    Intangible assets (Notes 1 and 2) ..........................................                   38,800          1,923
    Other assets ...............................................................                    7,840          7,129
                                                                                              -----------    -----------
         Total assets ..........................................................              $ 2,890,765    $ 2,122,785
                                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits (Note 6) ..........................................................              $ 1,989,630    $ 1,515,622
    Short-term borrowings (Note 7) .............................................                   31,427         40,787
    Federal Home Loan Bank advances (Note 8) ...................................                  556,958        271,900
    Other borrowings ...........................................................                    1,881          1,935
    Mortgagors' escrow payments ................................................                    4,428          3,829
    Accrued expenses and other liabilities (Note 12) ...........................                   18,253         14,691
                                                                                              -----------    -----------
         Total liabilities .....................................................                2,602,577      1,848,764
                                                                                              -----------    -----------

    COMMITMENTS AND CONTINGENCIES (Notes 10 and 14)
    Stockholders' equity (Notes 11, 13, 17, 18 and 19):
       Preferred stock, par value $.01 per share; authorized 10,000,000 shares;
       none issued .............................................................                      --              --
       Common stock, par value $.01 per share; authorized 100,000,000 shares;
       26,758,136 shares issued ................................................                      268            268
       Additional paid-in capital ..............................................                  152,795        152,702
       Treasury stock, at cost, 1,799,775 shares in 2000 and 898,500 shares in
          1999 ................................................................                   (17,990)        (9,310)
       Retained earnings .......................................................                  166,865        149,256
       Accumulated other comprehensive income (loss) ...........................                      791         (2,430)
       Unearned compensation - ESOP and restricted stock .......................                  (14,384)       (16,326)
       Shares held in employee trust ...........................................                     (157)          (139)
                                                                                              -----------    -----------
         Total stockholders' equity ............................................                  288,188        274,021
                                                                                              -----------    -----------
         Total liabilities and stockholders' equity .......................................   $ 2,890,765    $ 2,122,785
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

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  Years Ended
                                                                  December 31,      Two Months Ended     Year Ended
                                                               --------------------   December 31,       October 31,
                                                                 2000      1999           1998              1998
                                                               --------------------   -------------   -----------------
INTEREST AND DIVIDEND INCOME:
   Interest on loans .......................................  $  148,349  $  120,218   $  17,790         $   101,582
   Interest and dividends on investment securities..........      17,258      17,357       3,067              19,154
   Interest on federal funds sold and short-term investments         832         377         775               2,198
                                                              ----------  ----------   ---------         -----------
       Total interest and dividend income...................     166,439     137,952      21,632             122,934
                                                              ----------  ----------   ---------         -----------

INTEREST EXPENSE:
   Interest on deposits.....................................      63,561      53,253       9,498              55,567
   Interest on borrowed funds...............................      22,775      10,257       1,025               7,125
                                                              ----------  ----------   ---------         -----------
       Total interest expense...............................      86,336      63,510      10,523              62,692
                                                              ----------  ---------   ----------         -----------
       Net interest income..................................      80,103      74,442      11,109              60,242

PROVISION FOR LOAN LOSSES (Note 4) .........................       4,775       2,000         416               1,736
                                                              ----------  ----------   ---------         -----------
       Net interest income after provision
         for loan losses....................................      75,328      72,442      10,693              58,506
                                                              ----------  ----------   ---------         -----------

NONINTEREST INCOME:
   Deposit and other banking fees...........................       5,726       5,187         871               5,370
   Loan servicing fees, net ................................         689         587         121                 759
   Card fee income, net.....................................       1,193         712          90                 572
   Other loan fees..........................................         849         428         115                 560
   Gain on sales of investment securities, net (Note 3).....           4         164          22                  67
   Gain on sales of loans, net..............................          30          56         244               1,755
   Gain on pension plan termination (Note 12)...............          --       1,472          --                  --
   Other income (Note 5)....................................       1.496       1,388         176                 959
                                                                          ----------   ---------         -----------
       Total noninterest income.............................       9,987       9,994       1,639              10,042
                                                               ---------- ----------   ---------         -----------

NONINTEREST EXPENSE:
   Salaries and employee benefits (Note 12).................      26,469      22,362       3,963              21,316
   Occupancy and equipment expenses (Notes 5 and 10)........       6,576       5,824         924               5,086
   Data processing expenses.................................       5,003       4,486         651               3,255
   Marketing expenses.......................................       2,826       2,455         460               2,073
   Professional services expenses...........................       1,982       1,976         307               1,307
   Other operating expenses.................................       6,618       7,211       1,127               6,770
   Merger-related expenses (recovery) (Note 2)..............        (403)         --       6,813                  --
   Write-down of banking premises and equipment (Note 5)....          --         202       1,967                  --
                                                              ----------  ----------   ---------         -----------
       Total noninterest expense............................      49,071      44,516      16,212              39,807
                                                              ---------- -----------   ---------         -----------
       Income (loss) before provision (benefit) for
         income taxes......................................       36,244      37,920      (3,880)             28,741

PROVISION (BENEFIT) FOR INCOME TAXES (Note 9)...............      12,315      13,394        (544)             10,651
                                                              ----------  ----------   ---------         -----------
       Net income (loss)....................................  $   23,929  $   24,526   $  (3,336)        $    18,090
                                                              ==========  ===========  =========         ===========

EARNINGS (LOSS) PER SHARE (Note 1):
   Basic....................................................  $     1.01  $     0.97   $   (0.15)
                                                              ==========  ===========  =========

   Diluted..................................................  $     1.01  $     0.97   $   (0.15)
                                                              ==========  ===========  =========

   Weighted average common shares outstanding..............   25,291,834  26,710,211  22,388,272
   Weighted average unallocated ESOP shares
        and unvested restricted stock .....................   (1,525,414) (1,374,301)   (771,148)
                                                             ------------ ----------  ----------
   Weighted average common shares outstanding - basic......   23,766,420  25,335,910  21,617,124
   Dilutive effect of common stock equivalents.............       22,417      19,669       9,543
                                                             -----------  ----------  ----------
   Weighted average common and common stock
     equivalent shares outstanding - diluted...............   23,788,837  25,355,579  21,626,667
                                                             ===========  ==========  ==========

        The accompanying notes are an integral part of these consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, THE TWO MONTHS
           ENDED DECEMBER 31, 1998 AND THE YEAR ENDED OCTOBER 31, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  Additional
                                                                       Common       Paid-In                 Retained       Treasury
                                                                       Stock        Capital     Surplus     Earnings         Stock
Balance, October 31, 1997 ...........................................     $--    $    --       $ 138,387     $    --       $   --
Net income ..........................................................      --         --          18,090          --           --
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes ......................      --         --            --            --           --
     Comprehensive income ...........................................
Transactions with stockholders of acquired entity ...................      --         --             496          --           --

Change in intercorporate investment .................................      --         --          (4,254)         --           --

Effect of difference in year-ends ...................................      --         --          (1,707)         --           --
                                                                         ----    ---------     ---------     ---------     ------
Balance, October 31, 1998 ...........................................      --         --         151,012          --           --
Transactions with stockholders of acquired entity ...................      --           81          --            --           --
Stock offering, net of expenses of $7,290 ...........................     140      132,570          --            --           --
Reclassification of equity accounts due to merger with
   Sandwich Bancorp, Inc. and mutual-to-stock conversion ............     128       20,285      (151,012)      130,599         --
Net loss ............................................................      --         --            --          (3,336)        --
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes ......................      --         --            --            --           --
     Comprehensive income (loss) ....................................
Amortization of unearned compensation ...............................      --         --            --            --           --
                                                                         ----    ---------     ---------     ---------     ------
Balance, December 31, 1998 ..........................................     268      152,936          --         127,263          --
Grant of restricted stock awards ....................................      --        6,370          --            --            --
Repurchase of common stock ..........................................      --         --            --            --       (15,939)
Issuance of restricted stock awards .................................      --       (6,629)         --            --         6,629
Net income ..........................................................      --         --            --          24,526         --
Other comprehensive income -- Change in unrealized gain (loss)
   on securities available for sale, net of taxes ...................      --         --            --            --           --
     Comprehensive income ...........................................
Cash dividends - $.10 per share .....................................      --         --            --          (2,533)        --
Amortization of unearned compensation ...............................      --           25          --            --           --
                                                                         ----    ---------     ---------     ---------     ------
Balance, December 31, 1999 ..........................................     268      152,702          --         149,256     (9,310)
Repurchase of common stock ..........................................      --         --            --            --       (8,680)
Net income ..........................................................      --         --            --          23,929         --
Other comprehensive income -- Change in unrealized gain (loss)
 on securities available for sale, net of taxes .....................      --         --            --            --           --
     Comprehensive income ...........................................
Cash dividends - $.26 per share .....................................      --         --            --          (6,320)        --
Amortization of unearned compensation ...............................      --           (8)         --            --           --
Other ...............................................................      --          101          --            --           --
                                                                         ----    ---------     ---------     ---------    ---------
Balance, December 31, 2000 ..........................................    $268    $ 152,795     $    --       $ 166,865    $(17,990)
                                                                         ====    =========     =========     =========    =========


                                                                       Accumulated       Unearned
                                                                         Other         Compensation      Shares Held
                                                                      Comprehensive   ESOP/Restricted    in Employee
                                                                       Income (Loss)       Stock            Trust       Total
Balance, October 31, 1997 ............................................    $  1,741     $   --             $--       $ 140,128
Net income ...........................................................        --           --              --          18,090
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes .......................       1,027         --              --           1,027
                                                                                                                    ---------
     Comprehensive income ............................................                                                 19,117
Transactions with stockholders of acquired entity ....................        --           --              --             496

Change in intercorporate investment ..................................        (236)        --              --          (4,490)

Effect of difference in year-ends ....................................          26         --              --          (1,681)
                                                                          --------     --------         -----       ---------
Balance, October 31, 1998 ............................................       2,558         --              --         153,570
Transactions with stockholders of acquired entity ....................        --           --              --              81
Stock offering, net of expenses of $7,290 ............................        --        (11,200)         (139)        121,371
Reclassification of equity accounts due to merger with
   Sandwich Bancorp, Inc. and mutual-to-stock conversion .............        --           --              --              --
Net loss .............................................................        --           --              --          (3,336)
Other comprehensive income -- Change in unrealized gain on
   securities available for sale, net of taxes .......................        (221)        --              --            (221)
                                                                                                                    ---------
     Comprehensive income (loss) .....................................                                                 (3,557)
Amortization of unearned compensation ................................        --             47            --              47
                                                                          --------     --------         -----       ---------
Balance, December 31, 1998 ...........................................       2,337      (11,153)         (139)        271,512
Grant of restricted stock awards .....................................        --         (6,370)           --              --
Repurchase of common stock ...........................................        --           --              --         (15,939)
Issuance of restricted stock awards ..................................        --           --              --              --
Net income ...........................................................        --           --              --          24,526
Other comprehensive income -- Change in unrealized gain (loss)
   on securities available for sale, net of taxes ....................      (4,767)        --              --          (4,767)
                                                                                                                    ---------
     Comprehensive income ............................................                                                 19,759
Cash dividends - $.10 per share ......................................        --           --              --          (2,533)
Amortization of unearned compensation ................................        --          1,197            --           1,222
                                                                          --------     --------           -----     ---------
Balance, December 31, 1999 ...........................................      (2,430)     (16,326)         (139)        274,021
Repurchase of common stock ...........................................        --           --              --          (8,680)
Net income ...........................................................        --           --              --          23,929
Other comprehensive income -- Change in unrealized gain (loss)
on securities available for sale, net of taxes .......................       3,221         --              --           3,221
                                                                                                                    ---------
     Comprehensive income ............................................          --         --              --          27,150
Cash dividends - $.26 per share ......................................          --         --              --          (6,320)
Amortization of unearned compensation ................................          --        1,942            --           1,934
Other ................................................................          --           --           (18)             83
                                                                          --------     --------     ---------       ---------
Balance, December 31, 2000 ...........................................    $    791     $(14,384)    $    (157)      $ 288,188
                                                                          ========     ========     =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            Years Ended           Two Months Ended      Year Ended
                                                                            December 31,            December 31,        October 31,
                                                                         ------------------
                                                                         2000         1999               1998               1998
                                                                        ------       ------         --------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)..............................................    $  23,929     $  24,526       $  (3,336)          $  18,090

   Adjustments to reconcile net income (loss) to net cash provided by operating activities --

   Amortization, depreciation and writedowns
     of premises and equipment....................................        3,467         3,810           2,627               3,344

   Merger-related expenses........................................           --            --           6,813                  --

   Stock-based compensation.......................................        1,934         1,222              47                  --

   Provision for loan losses......................................        4,775         2,000             416               1,736

   Gain on sale of investment securities, net.....................           (4)         (164)            (22)                (67)

   Provision (credit) for other real estate losses................          (71)          (63)             18                  82

   Gain on pension plan termination...............................           --        (1,472)             --                  --

   Gain on sale of other real estate owned........................           --            --              --                 (62)

   Provision for deferred (prepaid) taxes.........................         (638)        1,209          (1,836)               (221)

   Originations of loans held-for-sale............................         (749)       (7,655)             --            (166,481)

   Proceeds from sales of loans originated for resale.............        1,535         6,955          12,909             158,964

   Gain on sales of loans, net....................................          (30)          (56)           (244)             (1,755)

   (Gain) loss on disposal of banking premises and equipment,
     net of impairment reserve....................................         (285)          (96)             --                  42

   Net (increase) decrease in accrued interest receivable.........       (3,559)         (903)            (60)                 73

   Net (increase) decrease in other assets........................         (674)        1,246           3,431              (2,119)

   Net increase (decrease) in accrued expenses and other
     liabilities..................................................        1,043          (231)          1,003                 938
                                                                       --------      --------        --------            --------

       Net cash provided by operating activities..................       30,673        30,328          21,766              12,564
                                                                       --------      --------        --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of securities classified as available-for-sale........      (57,277)      (68,183)        (23,864)           (135,992)

   Purchase of securities classified as held-to-maturity..........       (4,032)       (5,078)             --              (7,480)

   Purchase of restricted equity securities.......................       (9,550)       (5,874)             --                (130)

   Proceeds from sales, calls, paydowns and maturities of
     securities classified as available-for-sale..................       71,751       109,101          18,973             165,074

   Proceeds from paydowns, maturities and calls of securities
     classified as held-to-maturity...............................        1,000         5,360           1,000               6,300

   Acquisition of Home Port Bancorp, Inc., net of cash acquired...      (54,527)           --              --                  --

   Purchase of premises and equipment.............................      (18,621)      (10,331)           (974)             (4,654)

   Purchase of loans..............................................      (19,501)      (13,343)         (4,158)            (11,911)

   Net increase in loans..........................................     (321,575)     (330,761)        (78,021)           (120,122)

   Recoveries of loans previously charged off.....................          554           552             395                 516

   Proceeds from sales of other real estate owned.................          621           216             216               1,874

   Net decrease in other real estate owned and real estate
     investments..................................................           --            --              --                 132

   Net (increase) decrease in short-term investments..............          231        30,888         (21,104)             (8,953)

   Proceeds from sales of premises and equipment..................          208           529              18               1,055
                                                                       --------      --------        --------            --------

       Net cash used in investing activities......................     (410,718)     (286,924)       (107,519)           (114,291)
                                                                       --------      --------        --------            --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)




                                                                                 Years Ended         Two Months Ended   Year Ended
                                                                                 December 31,          December 31,     October 31,
                                                                               ----------------
                                                                               2000        1999            1998             1998
                                                                              ------      ------     ----------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in NOW, money market deposit and
     demand deposit accounts..............................................   $  46,554   $  17,946       $      (64)     $  83,431

   Increase (decrease) in passbook and other
     savings accounts.....................................................       2,481       8,831          (26,756)        42,989

   Increase (decrease) in certificates of deposit.........................     193,877      (8,370)          (7,548)        45,012

   Advances from Federal Home Loan Bank...................................     525,150     230,000               --         46,377

   Repayments of Federal Home Loan Bank advances..........................    (316,482)    (42,051)          (1,160)       (62,373)

   Proceeds of stock offering, net of expenses............................          --          --          123,008         (1,637)

   Repurchase of common stock.............................................      (8,680)    (15,939)              --             --

   Cash dividends.........................................................      (6,320)     (2,533)              --             --

   Transactions with stockholders of acquired entity......................          --          --             (649)           496

   Payment of merger-related costs........................................          --        (674)          (3,949)        (1,824)

   Increase (decrease) in short-term and other borrowings.................      (9,414)     27,900           (2,967)         6,388

   Increase in mortgagors' escrow payments................................          41         418              884            221
                                                                              --------    --------        ---------      ---------

         Net cash provided by financing activities........................     427,207     215,528           80,799        159,080
                                                                              --------    --------        ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents......................      47,162     (41,068)          (4,954)        57,353

Cash and Cash Equivalents, Beginning of Year..............................      60,351     101,419          106,373         48,728

Net Change Due to Difference in Year-ends.................................          --          --               --            292
                                                                              --------    --------        ---------      ---------

Cash and Cash Equivalents, End of Year....................................   $ 107,513   $  60,351        $ 101,419     $  106,373
                                                                              ========    ========        =========      =========


Supplemental Disclosure of Cash Flow Information:

       Interest paid on deposits and borrowed funds.......................   $  85,833   $  62,731        $  10,419     $   62,859

       Income taxes paid..................................................      13,204      13,892               --         10,316


Supplemental Disclosure of Noncash Transactions:

       Transfers from loans to other real estate owned....................         684         755              326          2,124

       Financed other real estate owned sales.............................         600       1,441               --          1,112

       Transfer from loans held-for-sale to loans.........................          --          --           10,469             --

       Stock offering proceeds funded by customer deposit accounts........          --          --           24,567             --


The Company purchased all of the capital stock of Home Port Bancorp, Inc. for $68,150. In conjunction with this acquisition, liabilities were assumed as follows:

     Fair value of assets acquired .......................................    $380,081

     Cash paid for capital stock and transaction costs....................     (68,913)
                                                                              --------

       Liabilities assumed................................................    $311,168
                                                                              ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     On November 20, 1998, Seacoast Financial Services Corporation (the Company) completed its conversion from a mutual bank holding company to a stock holding company with the issuance of 14,000,000 shares of common stock in an initial public offering (see Note 17). On December 4, 1998, the Company completed its acquisition of Sandwich Bancorp, Inc. (Sandwich) in a stock-for-stock exchange and the merger of Sandwich's wholly-owned subsidiary, Sandwich Co-operative Bank (Sandwich Bank), into Compass Bank for Savings (Compass) (see Note 2). The consolidated financial statements give retroactive effect to the acquisition in a transaction accounted for as a pooling of interests, with all periods presented as if the Company and Sandwich had always been combined.

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

     On January 28, 1999, the Board of Directors voted to change the Company's year end from October 31 to December 31. The accompanying consolidated financial statements include the results of operations, changes in stockholders' equity and cash flows for the two month transition period ended December 31, 1998.

     On December 31, 2000, the Company completed its acquisition of Home Port Bancorp, Inc. (Home Port) in a transaction accounted for under the purchase method of accounting (see Note 2). While the accompanying consolidated balance sheet at December 31, 2000 includes the consolidated assets and liabilities of Home Port and its bank subsidiary, Nantucket Bank, at their respective fair values, their results of operations and cash flows are properly excluded from the accompanying consolidated financial statements as required by the purchase method accounting.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Compass, Nantucket Bank (balance sheet at December 31, 2000 only) and Lighthouse Securities Corporation (collectively referred to herein as the Company). Compass and Nantucket Bank are collectively referred to herein as the Banks. Compass has five wholly owned subsidiaries--The Sextant Corporation which owns real estate which is currently being marketed for sale; The 1855 Corporation which engages in leasing of property primarily for Compass's use; Sandwich Securities Corporation and Sextant Securities Corporation, both of which engage in the investment of securities; and Compass Preferred Capital Corporation which is involved in real estate activities enabling it to be taxed as a real estate investment trust
(REIT). Nantucket Bank has one wholly-owned subsidiary--N. Realty Corp. which is involved in real estate activities enabling it to be taxed as a REIT. All significant intercompany balances and transactions have been eliminated in consolidation.

     All deposits of the Banks are insured by the Federal Deposit Insurance Corporation (FDIC) or the Depositors Insurance Fund, an excess deposit insurer for Massachusetts-chartered savings banks.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks and federal funds sold.

INVESTMENT SECURITIES

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of taxes.

      Restricted equity securities are reported at cost and consist principally of the Banks' investments in the stock of the Federal Home Loan Bank of Boston.

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

     Unearned discount is recognized on the level-yield method for discounted indirect auto loans. All other interest on loans is recognized on a simple interest basis. Since January 1, 1999 all indirect auto loans have been originated on a simple interest basis. Accordingly, the balance of unearned discount will decline significantly as the pre-1999 indirect auto loans are repaid.

     Deferred loan origination fees and certain deferred loan origination costs are amortized over the contractual life of the related loan using the level-yield method. At December 31, 2000 and 1999, the Banks had net deferred loan costs of $12,137,000 and $9,169,000, respectively, including $12,225,000 and $8,199,000, respectively, paid to auto dealers who assist Compass in the origination of indirect auto loans. Amounts paid to auto dealers are generally rebatable in the event of loan prepayment or default.

     It is the policy of the Banks to discontinue the accrual of interest on loans, except consumer loans, delinquent in excess of 90 days or sooner if, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful and to reverse and charge against current earnings any interest previously accrued. Interest income is subsequently recognized only to the extent cash payments are received. When there is doubt regarding the ultimate collectibility of principal, all cash receipts thereafter are applied to reduce the recorded investment in the loan.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Loans are identified as impaired when it is probable that the Banks will not be able to collect principal, interest and fees according to the contractual terms of the loan agreement. Management considers the payment history, net worth and earnings potential of a borrower, and the value and cash flow of the collateral as factors to determine whether a loan will be paid in accordance with its contractual terms. The amount judged to be impaired is the difference between the present value of the expected future cash flows discounted at the loan's original contractual effective interest rate and the net carrying amount of the loan. If foreclosure on a collateralized loan is probable, impairment is measured based on the fair value of the collateral compared to the net carrying amount. If appropriate, a valuation reserve is established to recognize the difference between the recorded investment and the present value. Impaired loans are charged off when management believes that the collectibility of the loan is remote. The Banks consider nonaccrual loans, except for smaller balance homogeneous residential mortgage loans, and troubled debt restructurings to be impaired.

     The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operations, and realized losses, net of recoveries, are charged directly to the allowance. The provision and the level of the allowance are based on management's periodic review of the loan portfolio in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. The allowance is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in the results of operations of the period in which they become known.

LOAN SALES AND SERVICING RIGHTS

     Loans held for sale are valued at the lower of the recorded loan balance or market value. The Banks periodically enter into forward commitments to sell loans for the purpose of reducing interest rate risk associated with the origination of loans for sale. Since November 1999, Compass's policy has been to retain all loan originations in its portfolio.

     The Banks recognize, as a separate asset, the right to service mortgage loans for others. The amount capitalized is based on an allocation of the cost of the loan based on the total relative fair value of the loan and the servicing right. The amortization of servicing rights is recognized in proportion to estimated net servicing revenue. The value of servicing rights is periodically assessed for impairment based on the fair value of those rights. In measuring for impairment, servicing assets are stratified by interest rate, which is the predominant risk characteristic affecting the prepayment of loans. Included in other assets in the accompanying consolidated balance sheets are mortgage servicing rights of $1,170,000 and $1,278,000 at December 31, 2000 and 1999, respectively. Amortization expense was $180,000, $390,000, $58,000 and $167,000 for the years ended December 31, 2000 and 1999, the two months ended December 31, 1998 and the year ended October 31, 1998, respectively.

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

     Interest incurred during construction of the Company's new corporate headquarters was capitalized based on Compass's overall cost of funds. During the years ended December 31, 2000 and 1999, $268,000 and $107,000, respectively, of interest was capitalized.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER REAL ESTATE OWNED

     Other real estate owned (OREO) is composed of properties acquired through foreclosure or receipt of a deed in lieu of foreclosure. Foreclosed assets are presumed to be held-for-sale and are recorded at the lower of the carrying value of the related loan or the fair value of property, less estimated costs to sell. The excess, if any, of the loan balance over the fair value of the property at the time of transfer to OREO is charged to the allowance for loan losses. Subsequent write-downs of the carrying value of the foreclosed assets are charged to expense. Costs relating to the development and improvement of foreclosed assets are capitalized while other costs are charged to expense. Such amounts have been insignificant during the periods covered by this report.

INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management's judgement that realization is more likely than not.

CORE DEPOSIT INTANGIBLE ASSET

     The core deposit intangible asset is being amortized over periods ranging from six to ten years using accelerated and straight-line methods. Amortization expense was $542,000, $619,000, $110,000 and $716,000 for the years ended
December 31, 2000 and 1999, the two months ended December 31, 1998 and the year ended October 31, 1998, respectively. The core deposit intangible asset amounted to $1,235,000 and $1,777,000 at December 31, 2000 and 1999, respectively.

STOCK-BASED COMPENSATION

     Stock options issued to officers and directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) under which there is generally no charge to earnings for stock option grants.

EARNINGS PER SHARE (EPS)

     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Unallocated ESOP shares and unvested restricted stock awards are not considered outstanding in computing basic earnings per share. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised and has been computed after giving consideration to the dilutive effect of stock options, stock awards and the shares held in an employee trust. EPS is not presented for the year ended October 31, 1998, which was prior to the Company's conversion from a mutual to a stock form of ownership.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

     Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to stockholders. Net income is a component of comprehensive income with all other components referred to in the aggregate as other comprehensive income. As of December 31, 2000 and 1999, the Company's other comprehensive income consisted of unrealized gains (losses) on securities classified as available-for-sale, net of taxes. Included in net income are gains on the sale of investment securities, net of taxes, of $39,000 for the year ended October 31, 1998, $13,000 for the two months ended December 31, 1998 and $95,000 and $18,000 for the years ended December 31, 1999 and 2000, respectively, that had previously been classified with other comprehensive income.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the 2000 presentation. Such reclassifications have no effect on previously reported net income (loss).

(2) ACQUISITIONS

     On December 4, 1998, the Company completed its acquisition of Sandwich. Pursuant to an agreement and plan of merger, each share of common stock of Sandwich (other than 90,000 shares held by the Company and fractional shares) was converted into and became exchangeable for 6.385 shares of the Company's common stock. The exchange ratio was adjusted using a formula based on the Company's stock trading price between the date of its conversion to a stock form of ownership and the closing of the acquisition. A total of 12,758,136 shares were issued in connection with the acquisition. The transaction was accounted for as a pooling of interests.

     In connection with the Sandwich transaction, certain costs were incurred which have been classified in the statement of income as merger-related costs. Merger-related costs encompass both costs directly identifiable to the merger, such as professional fees for investment bankers, attorneys and accountants, and contractual severance pay as well as costs incurred by Sandwich and Compass that resulted from the integration of the operations of Compass and Sandwich and which do not generally benefit their on-going activities. Merger-related costs consisted of the following items (in thousands):


     Professional fees........................................... $   2,692
     Severance pay...............................................     2,555
     Asset write-offs............................................       143
     Contractual obligations.....................................       406
     Shareholder meeting (including printing costs)..............       283
     Customer service (including checkbook replacements)
         replacements............................................       662
     Other.......................................................        72
                                                                  ---------
                                                                  $   6,813
                                                                  =========

     These costs were expensed by the Company in the two-month period ended December 31, 1998. During the year ended December 31, 2000, the Company recognized, as a reduction of non-interest expense, approximately $400,000 which had previously been expensed as merger-related costs.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(2) ACQUISITIONS (CONTINUED)

     On December 31, 2000, the Company completed its acquisition of Home Port for $68.2 million in cash, exclusive of one-time transaction costs. Home Port was the holding company for Nantucket Bank, a three branch savings bank located on Nantucket Island, Massachusetts with total assets of approximately $341 million. This transaction has been accounted for under the purchase method of accounting.

     The results of operations of Home Port are not reflected in the accompanying consolidated statements of operations as required by the purchase method of accounting. The Company's pro forma summarized results of operations for the years ended December 31, 2000 and 1999, assuming Home Port had been acquired as of January 1, 1999, are as follows (in thousands):


                                                2000               1999
                                               ------             ------
     Interest income..................       $ 192,107          $ 160,360
     Interest expense.................         101,485             76,827
                                             ---------          ---------
        Net interest income...........          90,622             83,533
     Provision for loan losses........           4,814              2,200
     Noninterest income...............          11,682             11,574
     Noninterest expense..............          61,358             53,694
                                             ---------          ---------
        Income before taxes...........          36,132             39,213
     Provision for income taxes.......          13,657             14,885
                                             ---------          ---------
        Net income....................        $ 22,475           $ 24,328
                                             =========          =========
        Earnings per share............         $  0.94            $  0.96
                                             =========          =========

     Based on a preliminary allocation of the purchase price, intangible assets resulting from this acquisition total $37.5 million. The Company intends to amortize this asset on a straight-line basis over 15 years. Included in noninterest expense in the pro forma results of operations for 2000 are certain costs incurred by Home Port in connection with its acquisition by the Company totaling $1,864,000 which, after the estimated tax effect, reduced net income and EPS by $1,655,000, or $.07 per share.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(3) INVESTMENT SECURITIES

     The amortized cost and fair value of securities available-for-sale at December 31, 2000 and 1999 are as follows:


                                                                       December 31, 2000
                                                    --------------------------------------------------
                                                                     Gross         Gross
                                                     Amortized    Unrealized    Unrealized     Fair
                                                       Cost          Gains        Losses      Value
                                                    ----------    ----------    ----------   ---------
                                                                        (In thousands)
U.S. Government and agency obligations............   $123,125       $  973        $  746     $123,352
Corporate bonds...................................     45,118          631         1,012       44,737
State and municipal obligations...................        950           --            --          950
Mortgage-backed investments.......................     55,039          377           246       55,170
Collateralized mortgage obligations...............     12,323           58           121       12,260
                                                    ----------    ----------    ----------   ---------
     Total debt securities........................    236,555        2,039         2,125      236,469
                                                    ----------    ----------    ----------   ---------
Marketable equity securities and mutual funds.....     10,841        2,171           626       12,386
                                                    ----------    ----------    ----------   ---------
     Total securities available-for-sale..........   $247,396       $4,210        $2,751     $248,855
                                                    ==========    ==========    ==========   =========

                                                                       December 31, 1999
                                                    --------------------------------------------------
                                                                     Gross         Gross
                                                     Amortized    Unrealized    Unrealized     Fair
                                                       Cost          Gains        Losses      Value
                                                    ----------    ----------    ----------   ---------
                                                                        (In thousands)
U.S. Government and agency obligations..........     $117,937        $    8        $4,301     $113,644
Corporate bonds.................................       39,604            15           564       39,055
Mortgage-backed investments.....................       68,642           158           950       67,850
Collateralized mortgage obligations.............       15,359            80           368       15,071
                                                    ----------    ----------    ----------   ---------
     Total debt securities......................      241,542           261         6,183      235,620
                                                    ----------    ----------    ----------   ---------
Marketable equity securities and mutual funds...        7,764         2,561           362        9,963
                                                    ----------    ----------    ----------   ---------
     Total securities available-for-sale........     $249,306        $2,822        $6,545     $245,583
                                                    ==========    ==========    ==========   =========


     The maturity distribution of debt securities available-for-sale at December 31, 2000 is as follows:


                                         Carrying     Percent of    Amortized
                                          Amount         Total        Cost
                                         --------     ----------    ----------
                                                (Dollars in thousands)
One year or less...................      $  6,994          3.0%    $   6,967
Over 1 year to 5 years.............        98,681         41.7        98,348
Over 5 years to 10 years...........        74,908         31.7        75,363
Over 10 years......................        55,886         23.6        55,877
                                         --------        -----      --------
                                         $236,469        100.0%     $236,555
                                         ========        =====      ========

     Mortgage-backed investments and collateralized mortgage obligations are shown at their contractual maturity dates, but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(3) INVESTMENT SECURITIES (CONTINUED)


     The amortized cost and fair value of securities held-to-maturity at December 31, 2000 are as follows:

                                                                       December 31, 2000
                                                    --------------------------------------------------
                                                                     Gross         Gross
                                                     Amortized    Unrealized    Unrealized     Fair
                                                       Cost          Gains        Losses      Value
                                                    ----------    ----------    ----------   ---------
                                                                        (In thousands)
U.S. Government and agency obligations...........     $22,569         $53           $10       $22,612
Corporate bonds..................................         800          --            --           800
State and municipal obligations..................       4,036          --            --         4,036
Mortgage-backed investments......................       1,923          --            --         1,923
Collateralized mortgage obligation...............         400          --            --           400
                                                      -------       -------       -------     -------
                                                      $29,728         $53           $10       $29,771
                                                      =======       =======       =======     =======

     The fair value of securities held-to-maturity, consisting of U.S. Government and agency obligations, at December 31, 1999 was $12,312,000, which included gross unrealized losses of $96,000.

     The maturity distribution of debt securities held-to-maturity at December 31, 2000 is as follows:

                                           Carrying     Percent of
                                            Amount         Total         Fair Value
                                           --------     ----------       ----------
                                                   (Dollars in thousands)
One year or less...................         $ 9,133         30.7%         $ 9,125
Over 1 year to 5 years.............          15,311         51.5           15,362
Over 5 years to 10 years...........           4,132         13.9            4,132
Over 10 years......................           1,152          3.9            1,152
                                            -------        ------         -------
                                            $29,728        100.0%         $29,771
                                            =======        ======         =======

     Proceeds from sales of investment securities and related gains and losses for the years ended December 31, 2000 and 1999, the two months ended December 31, 1998 and the year ended October 31, 1998 (all classified as available-for-sale) were as follows:

                                             Years Ended
                                             December 31,     Two Months Ended   Year Ended
                                           ----------------     December 31,     October 31,
                                             2000    1999           1998            1998
                                           -------  -------   ----------------   -----------
                                                             (In thousands)
Proceeds from sales....................    $16,062  $24,191         $6,001         $6,488
Gross gains............................         12      165             23             89
Gross losses...........................          8        1              1             22

     At December 31, 2000, investment securities carried at $48,574,000 were pledged to secure public deposits under the Treasury, Tax and Loan program, deposits held by various municipalities and retail repurchase agreements. In addition, investment securities carried at $151,800,000 were pledged under a blanket lien to partially secure the Banks' advances from the Federal Home Loan Bank (Note 8). Pledged investment securities are maintained under the Banks' control.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(4) LOANS

     The Banks' loan portfolio consisted of the following:


                                                           December 31,
                                                   -----------------------------
                                                        2000          1999
                                                     ----------    ----------
                                                          (In thousands)
Real estate loans:
     Residential (one- to four-family)...........    $1,212,595    $  896,479
     Commercial..................................       322,724       223,500
     Home equity lines of credit.................        39,932        26,076
     Construction................................       109,360        71,735
                                                     ----------    ----------
          Total real estate loans................     1,684,611     1,217,790
                                                     ----------    ----------
Commercial loans.................................       100,789        66,360
                                                     ----------    ----------
Consumer loans:
     Indirect auto loans.........................       528,653       439,753
     Less: Unearned discount.....................         6,781        17,370
                                                     ----------    ----------
          Indirect auto loans, net...............       521,872       422,383
     Other.......................................        56,060        40,673
                                                     ----------    ----------
          Total consumer loans, net..............       577,932       463,056
                                                     ----------    ----------
          Total loans............................     2,363,332     1,747,206
Less--Allowance for loan losses..................        25,081        16,828
                                                     ----------    ----------
          Total loans, net.......................    $2,338,251    $1,730,378
                                                     ==========    ==========


     At December 31, 2000 and 1999, troubled debt restructurings, all of which are included in nonaccrual loans, totaled $936,400 and $1,573,000, respectively. There are no commitments to extend additional credit on these loans. Nonaccrual loans amounted to $6,107,000 and $5,734,000, at December 31, 2000 and 1999,
respectively.

     The following table presents information about impaired loans:

                                                                   December 31,
                                                                 ----------------
                                                                  2000      1999
                                                                 ------    ------
                                                                  (In thousands)
At year-end--
     Impaired loans..........................................     $2,182       $2,220
     Impaired loans with valuation allowance.................      1,600          960
     Total valuation allowances (included in
          allowance for loan losses).........................        304          170
During the year--
     Average balance of impaired loans.......................      2,248        2,346
     Interest income recognized on impaired loans............        131          163

     For the year ended October 31, 1998, the average balance of impaired loans was $6,271,000 and the interest income recognized on impaired loans was $484,000. For the two months ended December 31, 1998, the average balance of impaired loans was $1,954,000 and the interest income recognized on impaired loans was $39,000.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(4) LOANS (CONTINUED)

     In the ordinary course of business, the Banks make loans to their executive officers, directors and related parties on substantially the same terms as loans made to unrelated borrowers. Related party loan activity for the years ended December 31, 2000 and 1999 is as follows:

                                                       2000        1999
                                                      ------      ------
                                                         (In thousands)
Balance, beginning of year......................      $ 614       $1,203
     New loans..................................        890          484
     Payments...................................       (477)        (973)
     Acquisition of Nantucket Bank..............      3,098           --
     Other .....................................         --         (100)
                                                    --------    ---------
Balance, end of year............................     $4,125      $   614
                                                    ========    =========

     Loans serviced for others on a non-recourse basis at December 31, 2000 and 1999 amounted to $382,680,000 and $339,897,000, respectively.

     An analysis of the allowance for loan losses follows:

                                             Years Ended
                                             December 31,    Two Months Ended  Year Ended
                                           ----------------    December 31,    October 31,
                                             2000    1999          1998           1998
                                           -------  -------  ----------------  -----------
                                                             (In thousands)
Balance, beginning of year...........      $16,828  $15,914      $15,117         $14,742
Provision for loan losses............        4,775    2,000          416           1,736
Acquisition of Nantucket Bank........        4,557       --           --              --
Charge-offs..........................       (1,633)  (1,638)         (14)         (1,600)
Recoveries...........................          554      552          395             516
Effect of difference in year-ends....           --       --           --            (277)
                                           -------  -------      -------         -------
Balance, end of year.................      $25,081  $16,828      $15,914         $15,117
                                           =======  =======      =======         =======

(5) BANKING PREMISES AND EQUIPMENT

     The cost and accumulated depreciation and amortization of banking premises and equipment and their estimated useful lives are as follows:

                                               December 31,
                                          ----------------------      Estimated
                                            2000        1999        Useful Lives
                                          ---------   ---------    -------------
                                               (In thousands)
Land and improvements.................     $ 8,908     $ 3,691
Buildings and improvements............      33,712      11,670    30 to 50 years
Property under capital lease..........       1,738       1,738          20 years
Leasehold improvements................       2,786       2,394     8 to 10 years
Furniture and equipment...............      13,821      12,671     3 to 20 years
Construction-in-progress..............       1,606       8,167
                                           -------      ------
                                            62,571      40,331
Less--Accumulated depreciation and
     amortization.....................      11,693      13,746
                                           -------      ------
                                           $50,878     $26,585
                                           =======     =======

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(5) BANKING PREMISES AND EQUIPMENT (CONTINUED)

     Total depreciation and amortization of banking premises and equipment for the years ended December 31, 2000 and 1999, the two months ended December 31, 1998 and the year ended October 31, 1998 amounted to $2,867,000, $2,464,000,
$391,000, and $2,142,000, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

     In December 1998, Compass acquired several parcels of land in downtown New Bedford, Massachusetts to be used for the development of a corporate headquarters and main banking office. In connection with this transaction, Compass also agreed to transfer ownership of one of its downtown New Bedford buildings to the City after it occupied its new offices. In July 2000, the new building was opened. The total cost of the project, including land acquisition and site work, construction costs and the cost of furniture and equipment amounted to $21,500,000. All Compass personnel, except retail branch and regional lending personnel, are now located in this building.

     As part of this transaction, Compass entered into a Tax Increment Financing Agreement with the City of New Bedford. This agreement provides for a reduction in future property taxes in return for Compass's investment, through this project, in downtown New Bedford. The tax incentives extend over a twenty year period and could produce an estimated $1.1 million in property tax reductions. This agreement is conditional and requires the Company to retain and create permanent jobs in the City.

     The construction of the new corporate headquarters resulted in the disposal of certain buildings previously used by Compass. One location remains and is currently being marketed for sale. In December 1998, Compass recorded an impairment reserve of $1,967,000 associated with the buildings and related equipment which it no longer intended to utilize upon completion of its new corporate headquarters. At December 31, 2000, $775,000 of this reserve remained which, in the opinion of management, is adequate.

     During 2000, Compass recognized a net gain of $329,000 upon the disposition of banking premises and equipment caused by the relocation discussed in the preceding paragraphs which is included in other noninterest income in the accompanying consolidated statement of income.

(6) DEPOSITS

     A summary of deposit balances is as follows:

                                                               December 31,
                                                       ----------------------------
                                                           2000           1999
                                                         --------       ---------
                                                                (In thousands)
Demand deposit accounts............................     $  159,740     $  101,218
NOW and money market deposit accounts..............        577,778        463,152
Passbook and other savings accounts................        235,470        214,317
                                                        ----------     ----------
        Total noncertificate accounts..............        972,988        778,687
                                                        ----------     ----------
Certificates of deposit--
     Term certificates of $100,000 and over........        265,583        157,113
     Term certificates less than $100,000..........        751,059        579,822
                                                        ----------     ----------
        Total certificates of deposit..............      1,016,642        736,935
                                                        ----------     ----------
                                                        $1,989,630     $1,515,622
                                                        ==========     ==========

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(6) DEPOSITS (Continued)

     The maturity distribution of certificates of deposit with weighted average interest rates is as follows as of December 31, 2000:

                                                                       Weighted
                                                                       Average
                                                           Amount        Rate
                                                       ------------    ----------
                                                     (In thousands)
    Within 1 year.................................    $  896,082          6.22%
    Over 1 to 3 years.............................       111,144          6.46
    Over 3 to 5 years.............................         9,416          6.45
                                                      ----------
                                                      $1,016,642          6.25%
                                                      ==========


(7) SHORT-TERM BORROWINGS

     Short-term borrowings consisted of the following:

                                                               December 31,
                                                          ---------------------
                                                             2000      1999
                                                           --------  --------
                                                               (In thousands)
Federal Home Loan Bank lines of credit...............       $    --   $17,661
Securities sold under agreements to repurchase.......        29,082    21,126
Treasury tax and loan note account...................         2,345     2,000
                                                           --------  --------
                                                            $31,427   $40,787
                                                           ========  ========

     The weighted average interest rates on short-term borrowings during the years ended December 31, 2000 and 1999, the two months ended December 31, 1998 and the year ended October 31, 1998 were 4.68%, 4.79% , 4.69% and 4.78%, respectively.

     The Banks' lines of credit with the Federal Home Loan Bank (FHLB) amounted to $42,500,000 at December 31, 2000. The interest on borrowings under the lines of credit adjust daily based on a formula.


(8) FEDERAL HOME LOAN BANK ADVANCES

     FHLB advances are collateralized by a blanket-type pledge agreement on the Banks' FHLB stock, certain qualified investment securities, deposits at the FHLB and first mortgages on residential property. As members of the FHLB, the Banks are required to invest in stock of the FHLB at an amount equal to the greater of 1% of their outstanding first mortgage residential loans, .3% of total assets or 5% of their outstanding advances from the FHLB. When such stock is redeemed, the Banks will receive from the FHLB an amount equal to the par value of the stock.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(8) FEDERAL HOME LOAN BANK ADVANCES (CONTINUED)

     The maturity distribution of FHLB advances (based on final maturity dates) with weighted average interest rates is as follows as of December 31, 2000 and 1999:

                                                          December 31,
                                        ---------------------------------------------------
                                                   2000                      1999
                                        -----------------------      ----------------------
                                                       Weighted                   Weighted
                                                       Average                    Average
                                          Amount         Rate        Amount         Rate
                                        ----------   ------------  ----------   -----------
                                                       (Dollars in thousands)
Within 1 year......................      $119,967        6.51%      $129,000       5.84%
Over 1 to 5 years..................       171,725        6.03         73,756       5.76
Over 5 to 10 years.................       252,633        5.80         55,405       5.54
Over 10 years......................        12,633        6.91         13,739       6.53
                                         --------                   --------
                                         $556,958        6.05%      $271,900       5.81%
                                         ========                   ========

     Outstanding advances of $287,000,000 at December 31, 2000 are callable at the option of FHLB, of which $77,000,000 are callable at December 31, 2000, $195,000,000 are initially callable in 2001 and $15,000,000 become callable in 2002. The Banks are generally subject to a substantial penalty upon prepayment of FHLB advances which they initiate.

(9) INCOME TAXES

     The components of the provision (benefit) for income taxes and the reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2000 and 1999, the two months ended December 31, 1998 and the year ended October 31, 1998 are as follows:

                                                Years Ended
                                               December 31,       Two Months Ended   Year Ended
                                         -----------------------    Deecember 31,    October 31,
                                             2000       1999             1998           1998
                                           --------   --------    ----------------  -------------
                                                           (Dollars in thousands)
Current--
   Federal..............................    $12,499    $11,735        $1,152          $ 9,267
   State................................        454        450           140            1,605
                                            -------    -------        ------          --------
        Total current...................     12,953     12,185         1,292           10,872
                                            -------    -------        ------          --------
Deferred (prepaid)--
   Federal..............................        112        924        (1,455)            (221)
   State................................       (750)       285          (381)              --
                                            -------    -------        ------          --------
        Total deferred (prepaid)........       (638)     1,209        (1,836)            (221)
                                            -------    -------        ------          --------
                                            $12,315    $13,394         $(544)         $10,651
                                            ========   ========       ========        ========
Statutory tax rate.........................    35.0%      35.0%        (35.0)%           35.0%
State taxes, net of federal benefit........     0.3        1.3          (4.0)             3.6
Tax credits................................    (0.4)      (0.5)           --               --
Reversal of reserves no longer required....    (0.8)        --            --               --
Non-deductible merger costs................      --         --          25.7               --
Change in valuation allowance..............      --         --            --             (1.2)
Other, net.................................    (0.1)      (0.5)         (0.7)            (0.3)
                                            -------    -------        ------          --------
        Effective tax rate..............       34.0%      35.3%        (14.0)%           37.1%
                                            ========   ========       ========        ========

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(9)  INCOME TAXES (CONTINUED)

     The Company's net deferred tax asset consisted of the following components:

                                                                        December 31,
                                                                    ---------------------
                                                                      2000         1999
                                                                     ------       ------
                                                                        (In thousands)
Gross deferred tax assets:
   Allowance for loan losses.................................       $ 9,390      $  6,600
   Deferred compensation and benefits........................         4,023         3,236
   Core deposit intangible...................................           983           928
   Acquired NOL carryforward.................................           208           488
   Reserve for asset impairment..............................           271           679
   Deferred interest.........................................           448           485
   Deferred gain on sale/leaseback...........................           212           224
   Restricted stock..........................................           261           271
   Unrealized loss on available-for-sale securities..........            --         1,318
   Other.....................................................            94           247
                                                                     ------       -------
                                                                     15,890        14,476
                                                                     ------       -------
Gross deferred tax liabilities:
   Unrealized gain on available-for-sale securities..........          (676)           --
   REIT dividend.............................................        (1,449)       (1,079)
   Gain on sale of loans.....................................          (488)         (535)
   Depreciation..............................................          (356)           --
   Loan fees.................................................          (614)           --
   Purchase accounting adjustments...........................          (616)           --
   Other.....................................................          (444)         (335)
                                                                     ------       -------
                                                                     (4,643)       (1,949)
                                                                     ------       -------
       Net deferred tax asset................................       $11,247      $ 12,527
                                                                    ========     ========


     In August 1996, Congress passed legislation which suspended the Banks' bad debt reserve for income tax purposes as of their base year (October 31, 1988). Any bad debt reserve in excess of the base year amount is subject to recapture over a six-year period. The suspended (i.e., base year) amount is subject to recapture only upon the occurrence of certain events, such as excess distributions to stockholders or failure to qualify as a bank for income tax purposes. Since the Banks do not intend to use their suspended bad debt reserves for purposes other than to absorb the losses for which they were established, deferred taxes in the amount of $7,300,000 have not been recorded with respect to such reserves.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(10) COMMITMENTS AND CONTINGENCIES

     Pursuant to the terms of noncancellable leases, future minimum annual rentals for both operating and capital leases are as follows:

               Years Ending        Operating         Capital
               December 31,         Leases            Lease
              ---------------      ----------       --------
                                 (In thousands)
               2001..........        $  735          $  182
               2002..........           707             182
               2003..........           559             182
               2004..........           405             182
               2005..........           321             182
               Thereafter....         1,895           2,224
                                                     -------
                                                      3,134
                                 Less: interest      (1,511)
                                                     -------
                                                     $1,623
                                                     =======

     Certain leases contain renewal options the potential impact of which is not included above. Rent expense for the years ended December 31, 2000 and 1999, the two months ended December 31, 1998 and the year ended October 31, 1998 amounted to $883,000, $882,000, $149,000 and $662,000, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

     Aggregate cash reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $25,600,000 were maintained to satisfy regulatory requirements at December 31, 2000.

     In the ordinary course of business, the Company is a defendant in litigation matters. Although there can be no assurance, based on its review of current litigation and discussion with legal counsel, management believes that the ultimate resolution of these legal proceedings would not be likely to have a material adverse impact on the Company's financial position, results of operations or liquidity.

(11) REGULATORY CAPITAL REQUIREMENTS

     The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Banks met all capital adequacy requirements to which they are subject.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(11) REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

     As of December 31, 2000, the most recent notification from the Federal Reserve Bank of Boston classified the Company's capital as satisfactory and the most recent notifications from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an insured depository institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. There are no conditions or events since such notifications that management believes would have changed these classifications. The Company's and the Banks' actual capital amounts and ratios are as follows:

                                                                                            To Be Well
                                                                                           Capitalized
                                                                     For Capital          Under Prompt
                                                                      Adequacy             Corrective
                                                  Actual               Purposes         Action Provisions
                                              ----------------    -----------------     -----------------
                                              Amount     Ratio    Amount      Ratio      Amount    Ratio
                                              ------     -----    ------      -----      ------    -----
                                                                   (Dollars in thousands)
As of December 31, 2000:
 Company (consolidated)--
   Total capital (to risk weighted assets)... $273,158  14.04%    >$155,647   > 8.0%       N/A       N/A
                                                                  =           =
   Tier 1 capital (to risk weighted assets)..  248,595  12.78     >  77,824   > 4.0        N/A       N/A
                                                                  =           =
   Tier 1 capital (to average assets)........  248,595  10.15     >  97,968   > 4.0        N/A       N/A
                                                                  =           =
 Compass--
   Total capital (to risk weighted assets)... $220,992  12.68%    >$139,333   > 8.0%    >$174,167   >10.0%
                                                                  =           =          =          =
   Tier 1 capital (to risk weighted assets)..  199,911  11.48     >  69,667   > 4.0      >104,500   > 6.0
                                                                  =           =          =          =
   Tier 1 capital (to average assets)........  199,911   8.05     >  99,335   > 4.0      >124,169   > 5.0
                                                                  =           =          =          =
 Nantucket Bank--
   Total capital (to risk weighted assets)...  $32,833  16.37%    > $16,049   > 8.0%     >$20,061   >10.0%
                                                                  =           =          =          =
   Tier 1 capital (to risk weighted assets)..   30,300  15.10     >   8,005   > 4.0      > 12,037   > 6.0
                                                                  =           =          =          =
   Tier 1 capital (to average assets)........   30,300   8.82     >  13,748   > 4.0      > 17,184   > 5.0
                                                                  =           =          =          =
As of December 31, 1999:
 Company (consolidated)--
   Total capital (to risk weighted assets)... $291,705  20.17%    >$115,706   > 8.0%        N/A       N/A
                                                                  =           =
   Tier 1 capital (to risk weighted assets)..  274,523  18.98     >  57,853   > 4.0         N/A       N/A
                                                                  =           =
   Tier 1 capital (to average assets)........  274,523  13.11     >  83,760   > 4.0         N/A       N/A
                                                                  =           =
 Compass--
   Total capital (to risk weighted assets)..  $245,605  16.98%    >$115,706   > 8.0%    >$144,633   >10.0%
                                                                  =           =          =          =
   Tier 1 capital (to risk weighted assets)..  228,777  15.82     >  57,853   > 4.0      > 86,780   > 6.0
                                                                  =           =          =          =
   Tier 1 capital (to average assets)........  228,777  10.93     >  83,724   > 4.0      >104,655   > 5.0
                                                                  =           =          =          =


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(12) EMPLOYEE BENEFITS

     Through October 31, 1999, Compass provided basic and supplemental pension benefits for eligible employees through the Savings Bank's Employees Retirement Association Pension Plan (the Compass SBERA Plan). Each employee having reached the age of 21 and having completed at least 1,000 hours of service in two consecutive 12-month periods beginning with such employee's date of employment automatically became a participant in the Compass SBERA Plan. Benefits were based on an employee's years of service and annual compensation, as defined. Compass's funding policy was to contribute annually the maximum deductible amount for federal income tax purposes.

     In September 1999, the Board of Directors voted to freeze benefits under the Compass SBERA Plan effective October 31, 1999 and to terminate this Plan on or about December 31, 1999. In connection with this decision, the Compass SBERA Plan was also amended to improve the benefit formula for current employees and permit payment of lump sums. Excess assets of the Compass SBERA Plan, after considering the impact of amendments, are expected to be no greater than $500,000. Such excess will be refunded to Compass upon final settlement of this Plan's obligations.

     The following tables summarize the components of net periodic pension cost and the funded status of the Compass SBERA Plan for the plan years ended October 31 (in thousands):

                                                                  2000          1999
                                                               ---------     ---------
Benefit obligation at beginning of year.....................    $11,216       $ 11,339
   Service cost.............................................         --            698
   Interest cost............................................        701            765
   Actuarial (gain)  loss ..................................       (538)            72
   Benefits paid............................................       (131)          (186)
   Settlements..............................................       (231)            --
   Plan amendments..........................................        357          3,492
   Plan curtailment.........................................         --         (4,964)
                                                               ---------     ---------
Benefit obligation at end of year...........................    $11,374       $ 11,216
                                                               =========     =========
Accumulated benefit obligation (all vested).................    $11,374       $ 11,216
                                                               =========     =========
Change in plan assets:
   Fair value of plan assets at beginning of year...........    $11,609       $  9,779
   Actual return on plan assets.............................        670          1,372
   Contributions............................................         --            644
   Benefits paid............................................       (131)          (186)
   Settlements..............................................       (274)            --
                                                               ---------     ---------
     Fair value of plan assets at end of year...............    $11,874       $ 11,609
                                                               =========     =========
Funding status:
   Transition asset.........................................    $  (310)      $   (345)
   Deferred gain............................................     (1,518)        (1,356)
   Accrued expense..........................................       1,328         1,308
                                                               ---------     ---------
     Net amount recognized..................................    $    500      $    393
                                                               =========     =========

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(12) EMPLOYEE BENEFITS (CONTINUED)

                                                           Years Ended October 31,
                                                           -----------------------
                                                           2000    1999     1998
                                                           ----    ----     ----
Components of net periodic benefit cost:
   Service cost........................................     $--     $698    $ 651
   Interest cost.......................................     701      765      745
   Expected return on plan assets......................    (907)    (782)    (670)
   Amortization of transition asset....................     (27)     (27)     (26)
   Recognized net actuarial gain/loss..................     253      (36)     (33)
                                                           ----    ----     ----
     Net periodic benefit cost.........................   $  20     $618    $ 667
                                                           ====    ====     ====
Weighted average assumptions:
   Discount rate.......................................    6.75%    6.75%    7.25%
   Expected return on plan assets......................    8.00     8.00     8.00
   Rate of compensation increase.......................     N/A      N/A     5.00

     As a result of the decision to terminate the Compass SBERA Plan, a curtailment gain of $1,472,000 was recognized in 1999, representing the difference between the estimated benefit obligation and the accumulated benefit obligation at the effective date of termination. Compass will also recognize a settlement gain, estimated at $1.5 million, upon receipt of all necessary regulatory approvals and settlement of plan obligations which are expected to occur in 2001.

     Nantucket Bank provides pension benefits for its employees through SBERA with eligibility requirements like those in the Compass SBERA Plan. This Plan provides for benefits to be paid to eligible employees at retirement based primarily upon their years of service with Nantucket Bank and compensation level near retirement. Contributions to this Plan equal the maximum deductible amount for tax purposes. The following table sets forth the funded status of the Nantucket Bank SBERA Plan as of October 31, 2000 (in thousands):

               Fair value of plan assets               $1,932
               Projected benefit obligation             1,749
                                                       ------
                                                        $ 183
                                                       ======
               Consisting of:
                  Transition asset                      $ 601
                  Accrued expense                       (418)
                                                       ------
                                                         $183
                                                       ======

     The accumulated benefit obligation, which was substantially all vested at December 31, 2000, amounted to $1,172,000. In calculating the projected benefit obligation an annual increase in salaries of 5.5% and a discount rate of 7.75% were used.

     Prior to the acquisition of Sandwich Bank in December 1998, Sandwich Bank's employees participated in a multi-employer, non-contributory defined benefit plan which was accounted for as a defined contribution plan. Pension expense for the year ended October 31, 1998 amounted to $295,000. No liability arose as a result of Sandwich Bank's withdrawal from that plan.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(12) EMPLOYEE BENEFITS (CONTINUED)

     Compass also sponsors a postretirement life insurance plan (the Life Insurance Plan) that primarily covers pre-1996 retirees and a postretirement medical insurance plan that covers certain retirees of the former Sandwich Bank. The Life Insurance Plan generally provides lifetime coverage to retired employees equal to their final rate of pay, but not more than $50,000, and to active employees equal to three times the employee's annual salary, but not more than $350,000. Annual expense for these plans has averaged $60,000 during the past three years. At December 31, 2000 and 1999, the accrued liability was $568,000 and $561,000, respectively, while the accumulated benefit obligation was $799,000 and $729,000, respectively, measured using a 7.25% discount rate.

     Compass has entered into agreements with certain officers to provide supplemental retirement benefits based on 25% of average compensation at normal retirement computed over a three-year period. The present value of these future payments is being accrued over the estimated remaining terms of employment. The accrued supplemental retirement liability is $1,697,000 and $1,572,000 at December 31, 2000 and 1999, respectively. The agreements are being funded through a life insurance program with policy benefits accruing to Compass. The cash surrender value of the policies is $1,726,000 and $2,234,000 at December 31, 2000 and 1999, respectively, and is included in other assets in the accompanying consolidated balance sheets. Net expense for these supplemental retirement benefits for the years ended December 31, 2000 and 1999, the two months ended December 31, 1998 and the year ended October 31, 1998 amounted to $276,000, $206,000, $26,000 and $128,000, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income.

     Compass has an Employee Bonus and Management Incentive Compensation Plan (the Bonus Plan) in which employees are eligible to participate. The Bonus Plan provides for awards based on a combination of corporate and individual performance objectives being met, subject to the approval of the Board of Directors. Amounts charged to operations under the Bonus Plan amounted to $1,840,000, $1,045,000, $200,000 and $1,410,000 for the years ended December 31,
2000 and 1999, the two months ended December 31, 1998 and the year ended October 31, 1998, respectively.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

     Compass offers a 401(k) retirement savings plan for employees. Participating employees are able to contribute up to 15% of their W-2 compensation, and Compass matches 50% of a participant's deferral contribution on the first 6% of the deferral amount subject to the maximum allowable under federal regulations. Beginning in November 1999, this plan was amended to include a 3% automatic contribution for all eligible participants based on their W-2 compensation. In April 2000, the plan was further amended to limit the components of compensation upon which the 3% automatic contribution is computed. Compass's 401(k) expense was $809,000, $437,000, $78,000 and $287,000 for the years ended December 31, 2000 and 1999, the two months ended December 31, 1998 and for the year ended October 31, 1998, respectively, which is included in salaries and employee benefits in the accompanying consolidated statements of income.

     In connection with its conversion from mutual-to-stock form and initial public offering, Compass established an Employee Stock Ownership Plan ("ESOP") which acquired 8%, or 1,120,000, of the shares at a price of $10 per share. The purchase of the shares by the ESOP was funded by a loan of $11,200,000 from the Company. The loan is to be repaid in eighty equal quarterly installments with interest on the loan fixed at 7.75%. The loan is secured by the unallocated shares of the ESOP. ESOP expense for the years ended December 31, 2000 and 1999 amounted to $572,000, and $585,000, respectively.

     ESOP expense is based on the market value of the Company's common stock at the time shares are allocated to employees, which may differ from the $10 cost of those shares. Such changes in market value impact the Company's results of operations but have no impact on total stockholders' equity.

     Sandwich Bank maintained certain employee and director benefit programs, including an ESOP, directors deferred compensation plan and supplemental executive retirement plans, which have been discontinued. During the year ended October 31, 1998, the cost of such plans amounted to $495,000. Included in accrued expenses and other liabilities are $3,283,000, and $3,241,000, at December 31, 2000 and 1999, respectively, for such plans.

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

     The maximum number of shares of common stock issuable as a result of awards under the Stock Incentive Plan is 1,960,000, which equals 14% of the number of shares issued in connection with the Company's conversion from mutual to stock form (subject to adjustment upon the occurrence of a stock dividend, stock split or similar change in capitalization affecting the Company's common stock). Of this number, up to 560,000 shares are issuable in connection with "conditioned stock awards". A conditioned stock award is an award entitling the recipient to acquire, at no cost or for a purchase price to be determined by the Compensation Committee, shares of common stock subject to restrictions and conditions determined at the date of grant. Conditions may be based on continuing employment and/or achievement of performance goals. The remaining 1,400,000 shares issuable in connection with the Stock Incentive Plan may be either incentive stock options (as defined in the Internal Revenue Code) or options that do not so qualify (non-qualified options).

     Incentive stock options shall have an exercise price that is not less than the fair market value at the date of grant and shall not be exercisable more than ten years after the date of grant. All incentive stock options and non-qualified options shall vest and become exercisable based on the determination of the Compensation Committee. Stock options issued to date become exercisable at a rate of 20% per year. Payment of the exercise price for option shares may be made (1) by cash or check, (2) with the consent of the Compensation Committee, by delivery of shares of common stock, (3) with the consent of the Compensation Committee, by reducing the number of option shares otherwise issuable

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

upon exercise of the option or (4) by other means acceptable to the Compensation Committee, including any combination of the foregoing. At the discretion of the Compensation Committee, options may include a so-called "reload" feature whereby an optionee exercising an option by delivery of shares of common stock would automatically be granted an additional option at the fair market value of stock when such additional option is granted equal to the number of shares so delivered.

     The Stock Incentive Plan also provides for the issuance of unrestricted stock awards, performance share awards and stock appreciation rights (SARs). SARs may be granted, at the discretion of the Compensation Committee, in conjunction with the grant of a stock option, subsequent to and in conjunction with the grant of a non-qualified option or alone and are deemed to be exercised on the last day of their term, if not otherwise exercised by the holder, provided that the fair value of the common stock subject to the SAR exceeds the exercise price on such date. The amount paid upon exercise may be in additional stock or, at the discretion of the Compensation Committee, in cash.

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

     The total compensation cost of the conditioned stock award was determined at the award date since both the number of shares and price to be paid (zero) were known. This cost, which amounts to $6,370,000, is being amortized ratably over five years beginning in July 1999 and ending when all risks of forfeiture have passed. Forfeitures will be recognized as a reduction of compensation cost in the period in which they occur. No forfeitures have occurred since the award date. For the years ended December 31, 2000 and 1999, the Company expensed $1,362,000 and $637,000, respectively, in connection with its conditioned stock award grants.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(13) STOCK INCENTIVE PLAN (CONTINUED)

     Information with respect to stock options granted under the Stock Incentive Plan for the years ended December 31, 2000 and 1999 is as follows:

                                                     2000                              1999
                                           ------------------------         -------------------------
                                                         Exercise                           Exercise
                                            Shares        Price              Shares          Price
                                           ----------   -----------         ---------      ----------
Outstanding, beginning of year             1,258,000      $11.375                  --           $ --
Granted                                       20,000       11.375           1,258,000         11.375
Forfeited                                         --           --                  --             --
Exercised                                         --           --                  --             --
                                           ---------      -------           ---------        -------
Outstanding, end of year                   1,278,000      $11.375           1,258,000        $11.375
                                           =========      =======           =========        =======
Exercisable at year end                      268,400      $11.375                 --              --
                                           =========      =======           =========        =======


     As disclosed in Note 1, the Company accounts for its stock-based compensation plan in accordance with APB No. 25 and, under such accounting rules, no compensation cost has been recognized in connection with the granting of stock options. Alternatively, FASB rules (SFAS No. 123) would permit a method under which a compensation cost for all stock awards would be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost would be determined in a manner prescribed by the FASB using option pricing models intended to estimate the fair value of the stock awards at the grant date. Such alternative accounting would not have resulted in additional compensation cost recorded for the conditioned stock awarded in 1999.

     Had the Company applied SFAS No. 123 in accounting for its stock option grants, net income and EPS (basic and diluted) for the years ended December 31, 2000 and 1999 would have been the pro forma amounts indicated below (in thousands, except for per share amounts):

                                     2000                    1999
                           -----------------------  -----------------------
                            Net income     EPS       Net income      EPS
                            ----------   -------     ----------    ------
Actual.................       $23,929    $  1.01       $24,526      $0.97
                              =======    =======       =======      =====
Pro forma..............       $23,393    $  0.98       $24,294      $0.96
                              =======    =======       =======      =====

     The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model with the following valuation assumptions:

                                                       2000         1999
                                                      ------       ------
     Expected volatility...........................     39%          21%
     Risk-free interest rate.......................    6.3%         5.8%
     Expected annual forfeitures...................      5%           5%
     Expected dividend yield.......................    2.5%         2.5%
     Expected life of options......................    7 years      7 years

     The weighted average fair value of stock options granted in 2000 and 1999, based on the above assumptions, was $3.34 and $3.00 per share, respectively.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(14) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

     The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

     The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

     Off-balance sheet financial instruments whose contract amounts present credit risk included the following:

                                                           December 31,
                                                      ------------------------
                                                         2000          1999
                                                       --------      ---------
                                                           (In thousands)
Unused portion of existing lines of credit........    $ 102,016     $  78,021
Standby letters of credit.........................        2,336         1,391
Unadvanced construction loans.....................       53,127        41,429
Firm commitments to extend credit.................       66,371        59,650


     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily require future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of the credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial real estate.

     Standby letters of credit are conditional commitments issued by the Banks to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments varies and may include real property, accounts receivable or inventory.

     The Banks originate primarily residential and commercial real estate loans as well as auto loans to customers primarily located in southeastern Massachusetts, including the islands of Nantucket and Martha's Vineyard and, to a lesser extent, Rhode Island. Approximately 90% of the loan portfolio is based in Massachusetts, the majority of which is located in southeastern Massachusetts.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The reported fair values of financial instruments are based on a variety of valuation techniques. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows, assumed discount rates reflecting varying degrees of risk and future expected loss assumptions. These estimates involve a high degree of judgment. The estimates do not reflect any premium or discount that could result from offering significant holdings of financial instruments at bulk sale. Tax implications of unrealized gains and losses can also have a significant effect on fair value of the financial instruments that could have been realized as of December 31, 2000 and 1999 or that will be realized in the future. Changes in economic conditions may dramatically affect the fair value of financial instruments.

     The following methods and assumptions were used to estimate the fair value of the Banks' financial instruments:

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

     The fair value of noncertificate deposits does not include the value of the Banks' long-term relationships with their depositors and does not reflect the value associated with possessing this relatively inexpensive source of funds that may be available for a considerable length of time. The reported fair value of noncertificate deposits is equal to the amount payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated by discounting the contractual future cash flows at rates currently offered for certificates of deposit with similar remaining maturities.

     The fair values of FHLB advances are determined by discounting the anticipated future cash payments by using the rates currently available to the Banks for advances with similar terms and remaining maturities. For other borrowings, the carrying amount approximates fair value due to the short maturity of those instruments.

     The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The Banks estimate the fair value of all such commitments to be insignificant.

     Certain items are excluded from disclosure requirements, including banking premises and equipment, the value of the Banks' portfolio of loans serviced for others, the intangible value inherent in the Banks' deposit relationships (i.e. core deposits), leases and pension benefit obligations, among others. Accordingly, the aggregate fair value amounts presented in the accompanying table do not include all data integral to a full assessment of the Company's financial position and the value of its net assets.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     The estimated fair values of the Company's financial instruments are as follows:

                                                                 December 31,
                                                -----------------------------------------------
                                                         2000                     1999
                                                -----------------------  -----------------------
                                                 Carrying    Estimated   Carrying    Estimated
                                                  Amount    Fair Value    Amount     Fair Value
                                                ---------  ------------  ----------  -----------
                                                                 (In thousands)
Financial assets:
     Cash and due from banks..................     $101,665   $ 101,665  $   60,245 $   60,245
     Federal funds sold.......................        5,848       5,848         106        106
     Short-term investments...................           --          --         231        231
     Investment securities....................      307,557     307,600     272,927    272,831
     Loans held-for-sale......................       13,666      13,714         756        756
     Total loans, net.........................    2,338,251   2,342,343   1,730,378  1,721,071
Financial liabilities:
     Noncertificate deposits..................      972,988     972,988     778,687    778,687
     Certificates of  deposit.................    1,016,642   1,019,601     736,935    736,008
     Short-term and other borrowings..........       33,308      33,308      42,722     42,774
     FHLB advances............................      556,958     551,305     271,900    274,243

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(16) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

     The condensed unconsolidated financial statements of the Company are as follows:

                                                                     December 31,
                                                                ---------------------
                                                                    2000        1999
                                                                ----------  ---------
                                                                     (In thousands)
BALANCE SHEETS
ASSETS:
    Due from banks (primarily at Compass).................       $  3,644    $ 8,175
    Investment securities available-for-sale..............          3,133      2,133
    ESOP loan.............................................         10,578     10,840
    Investment in subsidiaries............................        271,411    253,008
    Other assets..........................................            377        270
                                                                ----------  ---------
         Total assets.....................................       $289,143   $274,426
                                                                ==========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Accrued expenses and other liabilities.................       $    955   $    405
   Stockholders' equity...................................        288,188    274,021
                                                                ----------  ---------
         Total liabilities and stockholders' equity.......       $289,143   $274,426
                                                                ==========  =========


                                                                  Years Ended      Two Months
                                                                  December 31,        Ended       Year Ended
                                                            ---------------------  December 31,   October 31,
                                                              2000       1999         1998             1998
                                                            --------  ----------  -------------  -------------
                                                                        (In thousands)
STATEMENTS OF INCOME
INCOME:
    Interest and dividends on investment securities.....     $    136    $    88    $    40          $  191
    Interest on ESOP loan...............................          831        856         96              --
    Dividends from subsidiaries.........................       21,514         --        731           2,108
    Gain on sale of investment securities...............           --         --         --               2
                                                             --------   ---------  ---------       ---------
       Total income.....................................       22,481        944        867           2,301
                                                             --------   ---------  ---------       ---------
NONINTEREST EXPENSE                                             1,240      1,123         78             306
INTEREST EXPENSE........................................           --         --         52              --
                                                             --------   ---------  ---------       ---------
       Total expenses                                           1,240      1,123        130             306
       Income (loss) before income taxes and equity in
          undistributed net income (loss) of
          subsidiaries .................................       21,241       (179)       737           1,995
PROVISION (BENEFIT) FOR INCOME TAXES....................           58       (106)        (3)            (32)
                                                             --------   ---------  ---------       ---------
       Income (loss) before equity in undistributed net
          income (loss) of subsidiaries.................       21,183        (73)       740           2,027
EQUITY IN UNDISTRIBUTED NET INCOME ..............
(LOSS) OF SUBSIDIARIES..................................        2,746     24,599     (4,076)         16,063
                                                             --------   ---------  ---------       ---------
       Net income (loss)................................     $ 23,929    $24,526    $(3,336)        $18,090
                                                             ========   =========  =========       =========

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(16) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)

                                                                       Years Ended    Two Months
                                                                       December 31,     Ended       Year Ended
                                                                  ------------------  December 31,  October 31,
                                                                    2000       1999      1998           1998
                                                                  --------   -------  ------------  -----------
                                                                                (In thousands)
STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................    $23,929    $24,526   $ (3,336)   $ 18,090
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Gain on sale of investments..............................         --         --         --          (2)
     Net amortization.........................................         11         13          2           4
     Stock-based compensation.................................        349        131         --          --
     Equity in undistributed (earnings) loss of subsidiaries..     (2,746)   (24,599)     4,076     (16,063)
     Net (increase) decrease in other assets..................         24        (80)       (90)          1
     Net increase (decrease) in other liabilities, net........        250       (200)       265        (486)
                                                                  --------    -------   --------    --------
     Net cash provided by (used in) operating activities......     21,817       (209)       917       1,544
                                                                  --------    -------   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Home Port Bancorp, Inc., net................    (68,463)        --         --          --
   Investment in subsidiaries.................................         --   (100,000)        --          --
   Proceeds from sales and maturities of securities...........         --         --         --       2,494
   Purchase of securities.....................................     (1,358)      (332)        --        (586)
   Repayments on ESOP loan....................................        262        360         --          --
                                                                  --------    -------   --------    --------
         Net cash provided by (used in) investing activities..    (69,559)   (99,972)        --       1,908
                                                                  --------    -------   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Non-operating dividends from subsidiaries..................     57,486         --         --          --
   Transactions with stockholders of acquired entity, net.....         --         --       (649)        496
   Proceeds of stock offering, net............................         --         --    121,378          --
   Repurchase of common stock.................................     (8,680)   (15,939)        --          --
   Stock award reimbursement by Compass.......................      1,012        506         --          --
   Cash dividends.............................................     (6,607)    (2,645)        --          --
                                                                  --------    -------   --------    --------
         Net cash provided by (used in) financing activities..     43,211    (18,078)   120,729         496
                                                                  --------    -------   --------    --------
         Net increase (decrease) in due from banks............     (4,531)  (118,259)   121,646       3,948
DUE FROM BANKS BEGINNING OF YEAR..............................      8,175    126,434      4,788         400
NET CHANGE  DUE TO DIFFERENCE IN YEAR-ENDS....................         --         --         --         440
                                                                  --------    -------   --------    --------
DUE FROM BANKS END OF YEAR....................................    $ 3,644   $  8,175   $126,434     $ 4,788
                                                                  ========    =======   ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Income taxes paid.......................................    $    --   $     18   $     --     $     2
                                                                  ========    =======   ========    ========

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(17) STOCK CONVERSION

     On April 23, 1998, the Board of Trustees of the Company adopted a Plan of Conversion (the Conversion) pursuant to which the Company would convert to a stock form of ownership and offer for sale 100% of its common stock in a subscription offering initially to Compass's depositors, employee benefit plans of Compass and certain other eligible subscribers. Any shares of stock not sold in the subscription offering were to be sold to the public in a community offering.

     The Company completed its mutual-to-stock conversion and the initial public offering of common stock on November 20, 1998, whereby a total of 14,000,000 shares were sold at a purchase price of $10 per share. An ESOP established by Company acquired 8%, or 1,120,000, of the shares issued which was funded by a loan from the Company. Net proceeds of the initial public offering were $121.4 million.

     As part of the Conversion, Compass established a liquidation account in an amount equal to its net worth as of May 31, 1998, the date of the latest consolidated balance sheet which appeared in the prospectus. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Compass after the Conversion. The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases do not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder is entitled to receive balances for accounts then held.

(18) STOCK REPURCHASE PROGRAMS

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

     As of January 25, 2001, the Company had repurchased 2,359,775 shares of its common stock under these programs at a total cost of $24,619,550, all of which shares had been repurchased as of December 31, 2000.

(19) DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     In October 1999, the Board of Directors authorized a dividend reinvestment and stock purchase plan for up to 500,000 shares of common stock. Stockholders owning 100 or more shares are eligible to enroll and may reinvest part of all of their cash dividends. Participants may also make optional cash payments from $100 to a maximum of $5,000 per quarter to purchase additional shares of common stock. This plan commenced upon the Board's declaration of the Company's quarterly cash dividend in January 2000. The Company has directed its agent to acquire shares in open market transactions to meet the needs of this plan.

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(20) BUSINESS SEGMENT INFORMATION

     On November 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Prior to the acquisition of Nantucket Bank on December 31, 2000, the Company identified its reportable operating business segment as "Community Banking" based on how the business was strategically managed. With the acquisition of Nantucket Bank, the Community Banking segment has been replaced with separate presentation of each of the Company's banking subsidiaries since each of the Banks operates autonomously.

     The Company's former community banking business segment consisted of commercial and retail banking. Through December 31, 2000, the community banking business segment was managed as a single strategic unit which derived its revenues from a wide range of banking services, including investing and lending activities and acceptance of demand, savings and time deposits, merchant credit card services as well as servicing loans for investors. There is no major customer, as defined, and the Company operates within a single geographic area (southeastern Massachusetts).

     Non-reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non-reportable segments include the Parent Company (Note 16).

     The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (Note
1). The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and the Parent Company investments in subsidiaries.

     Reportable segment specific information and reconciliation to consolidated financial information is as follows (in thousands):

                                                  Nantucket                 Other Adjustments
                                      Compass       Bank         Other       and Eliminations    Consolidated
                                   ------------  -----------  -----------  ------------------   --------------
December 31, 2000
     Investment securities.......   $  273,091     $ 31,333      $  3,133           $ --          $   307,557
     Net loans...................    2,066,890      271,361        10,578        (10,578)           2,338,251
     Total assets................    2,508,520      379,051       288,191       (284,997)           2,890,765
     Total deposits..............    1,758,534      231,096            --             --            1,989,630
     Total borrowings............      513,876       76,390            --             --              590,266
     Total liabilities...........    2,292,310      309,312           955             --            2,602,577
     Net interest income.........       79,967           --           967           (831)              80,103
     Provision for loan losses...        4,775           --            --             --                4,775
     Total noninterest income....        9,987           --            --             --                9,987
     Total noninterest expense...       47,831           --         1,240             --               49,071
     Net income..................       24,259           --        23,929        (24,259)              23,929


            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(20) BUSINESS SEGMENT INFORMATION (CONTINUED)


                                                  Community                     Other Adjustments
                                                   Banking          Other       and Eliminations      Consolidated
                                                 -----------        -----       -----------------     ------------

December 31, 1999

     Investment securities..................     $    270,794     $    2,133        $       --         $    272,927
     Net loans..............................        1,730,378         10,840           (10,840)           1,730,378
     Total assets...........................        2,120,382        249,293          (246,890)           2,122,785
     Total deposits.........................        1,515,622             --                --            1,515,622
     Total borrowings.......................          314,622             --                --              314,622
     Total liabilities......................        1,848,359            405                --            1,848,764
     Net interest income....................           74,354            944              (856)              74,442
     Provision for loan losses..............            2,000             --                --                2,000
     Total noninterest income...............            9,994             --                --                9,994
     Total noninterest expense..............           43,393          1,123                --               44,516
     Net income ............................           24,599         24,526           (24,599)              24,526


December 31, 1998

     Investment securities..................          314,197          2,058                --              316,255
     Net loans..............................        1,388,140         11,200           (11,200)           1,388,140
     Total assets...........................        1,885,815        272,231          (269,966)           1,888,080
     Total deposits.........................        1,497,215             --                --            1,497,215
     Total borrowings.......................           98,773             --                --               98,773
     Total liabilities......................        1,615,849            719                --            1,616,568
     Net interest income....................           11,069             84               (44)              11,109
     Provision for loan losses..............              416             --                --                  416
     Total noninterest income...............            1,639             --                --                1,639
     Total noninterest expense..............           16,134             78                --               16,212
     Net income (loss)......................          (3,249)        (3,336)            (3,249)              (3,336)


October 31, 1998

     Investment securities..................          311,636          2,052                --              313,688
     Net loans..............................        1,305,563             --                --            1,305,563
     Total assets...........................        1,804,354        154,024          (151,855)           1,806,523
     Total deposits.........................        1,531,663             --                --            1,531,663
     Total borrowings.......................          102,906             --                --              102,906
     Total liabilities......................        1,652,499            454                --            1,652,953
     Net interest income....................           60,051            191                --               60,242
     Provision for loan losses..............            1,736             --                --                1,736
     Total noninterest income...............           10,040              2                --               10,042
     Total noninterest expense..............           39,501            306                --               39,807
     Net income.............................           18,171         18,090           (18,171)              18,090

            SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(21)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2000 and 1999:


                                                 2000                                      1999
                                 -------------------------------------------------------------------------------
                                 Fourth     Third    Second    First     Fourth       Third     Second     First
                                 Quarter   Quarter   Quarter  Quarter    Quarter     Quarter    Quarter   Quarter
                                 -------------------------------------------------------------------------------
                                               (Dollars in thousands, except for per share amounts)

Interest income................   $45,542   $43,304   $40,225  $37,368   $ 36,504     $ 35,142  $ 33,580   $ 32,726
Interest expense...............    24,587    22,944    20,398   18,407     17,084       16,092    15,482     14,852
                                 --------  --------  --------  -------   --------     --------   -------   --------
     Net interest income.......    20,955    20,360    19,827   18,961     19,420       19,050    18,098     17,874
                                 --------  --------  --------  -------   --------     --------   -------   --------
Provision for loan losses......     1,275     1,250     1,200    1,050        775          650       350        225
Gain on pension plan
   termination....................     --        --        --       --         --        1,472        --         --
Other noninterest income.......     2,579     2,928     2,301    2,179      2,285        2,248     2,127      1,862
Noninterest expense............    13,023    12,760    11,582   11,706     11,565       11,295    11,052     10,604
                                 --------  --------  --------  -------   --------     --------   -------   --------
     Income before income taxes     9,236     9,278     9,346    8,384      9,365       10,825     8,823      8,907
Provision for income taxes.....     2,829     3,183     3,347    2,956      3,206        3,880     3,018      3,290
                                 --------  --------  --------  -------   --------     --------   -------   --------
     Net income................  $ 6,407   $ 6,095   $ 5,999  $ 5,428    $  6,159     $  6,945  $  5,805   $  5,617
                                 ========  ========  ========  ========  ========     ========  ========   ========


Diluted earnings per share.....  $  0.27   $  0.26   $  0.25  $  0.23    $   0.25     $   0.27  $   0.23   $   0.22
                                 ========  ========  ========  ========  ========     ========  ========   ========


Cash dividends per share.......  $  0.07   $  0.07   $  0.06  $  0.06    $   0.05     $   0.05      $ --        $--
                                 ========  ========  ========  ========  ========     ========  ========   ========

     During the quarter ended December 31, 2000, the Company reversed approximately $300,000 in tax reserves which were deemed to no longer be required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10. of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by Item 11. of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12. of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13. of this Form is incorporated by reference herein from the Company's Proxy Statement related to the 2001 Annual Meeting of Stockholders of the Company.

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

         3.       Exhibits

                  2.1 Agreement and Plan of Merger by and between Seacoast Financial Services Corporation and Home Port Bancorp, Inc. dated as of July 20, 2000 +++++

                  2.2 Stock Option Agreement between Home Port Bancorp, Inc. and Seacoast Financial Services Corporation dated as of July 20, 2000 +++++

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

                  10.7* Compass Bank for Savings January 2001 Incentive Compensation Plan+++++++

                  10.12* Compass Bank for Savings Executive Deferred Compensation Plan+

                  10.13* Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan+

                  10.17* Sandwich Co-operative Bank 1992 Directors Deferred Compensation Plan+

                  10.20* Seacoast Financial Services Corporation 1999 Stock Incentive Plan++++

                  11 A statement regarding earnings per share is included in Item 8., Note 1, of this report.

                  21       Subsidiaries (See Item 1. of Part I to this report.)

                  23.1     Consent of Arthur Andersen LLP

                  23.2     Consent of KPMG LLP

                  --------------

                  *        Management compensatory plan or arrangement.

                  + Incorporated by reference to the Company's Registration Statement on Form S-1 (333-52889), filed with the SEC under the Company's prior name, "The 1855 Bancorp", on May 15, 1998.

                  ++ Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-52889), filed with the SEC under the Company's prior name, "The 1855 Bancorp", on August 14, 1998.

                  +++ Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the SEC on November 18, 1998.

                  ++++ Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the SEC on April 16, 1999.

                  +++++ Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2000.

                  ++++++ Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2000

(b) Reports on Form 8-K: No reports were filed during the fourth quarter. On January 12, 2001, a Form 8-K was filed and on March 15, 2001 Amendment No. 1 to Form 8-K was filed, both in connection with the Company's acquisition of Home Port Bancorp, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Seacoast Financial Services Corporation


DATE: March 22, 2001                  By: /s/ Kevin G. Champagne
                                          -------------------------------------
                                          Kevin G. Champagne
                                          President and Chief Executive Officer


                                      By: /s/ Francis S. Mascianica, Jr.
                                          -------------------------------------
                                          Francis S. Mascianica, Jr.
                                          Treasurer, as Principal Financial and
                                          Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Kevin G. Champagne
-------------------------------------
    Kevin G. Champagne                        President, Chief Executive                   March 22, 2001
                                              Officer and Director


/s/ David P. Cameron
-------------------------------------
    David P. Cameron                          Director                                     March 22, 2001


/s/ Howard C. Dyer, Jr.
-------------------------------------
    Howard C. Dyer, Jr.                       Director                                     March 22, 2001


/s/ Mary F. Hebditch
-------------------------------------
    Mary F. Hebditch                          Director                                     March 22, 2001


/s/ Glen F. Johnson
-------------------------------------
    Glen F. Johnson                           Director                                     March 22, 2001


/s/ Thornton P. Klaren, Jr.
-------------------------------------
    Thornton P. Klaren, Jr.                   Director                                     March 22, 2001


/s/ J. Louis LeBlanc
-------------------------------------
    J. Louis LeBlanc                          Director                                     March 22, 2001



/s/ Frederic D. Legate
-------------------------------------
    Frederic D. Legate                        Director                                    March 22, 2001


/s/ Reale J. Lemieux
-------------------------------------
    Reale J. Lemieux                          Director                                    March 22, 2001


/s/ A. William Munro
-------------------------------------
    A. William Munro                          Director                                    March 22, 2001


/s/ Philip W. Read
-------------------------------------
    Philip W. Read                            Director                                    March 22, 2001


/s/ Carl Ribeiro
-------------------------------------
    Carl Ribeiro                              Director                                    March 22, 2001


/s/ Joseph H. Silverstein
-------------------------------------
    Joseph H. Silverstein                     Director                                    March 22, 2001


/s/ Gerald H. Silvia
-------------------------------------
    Gerald H. Silvia                          Director                                    March 22, 2001