Form 10-Q
period 2001-03-31
SEACOAST FINANCIAL SERVICES CORP
filed 2001-05-14
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE QUARTER ENDED MARCH 31, 2001

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER: 000-25077

SEACOAST FINANCIAL SERVICES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-1659040
(State of Incorporation)	(IRS Employer Identification No.)

One Compass Place, New Bedford, Massachusetts	02740
(Address of Principal Executive Offices)	(Zip Code)

(508) 984-6000
(Registrant’s Telephone Number)

N/A
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

Yes ☒     No ☐

At May 10, 2001, the Company had 24,843,361 shares of common stock outstanding.

SEACOAST FINANCIAL SERVICES CORPORATION
INDEX

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                                Consolidated Balance Sheets at March 31, 2001 and December 31, 2000

                                Consolidated Statements of Income for the three months ended March 31, 2001 and 2000

                                Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2001 and 2000

                                Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

                                Notes to Unaudited Consolidated Financial Statements

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                                Liquidity and Capital Resources

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31, 2001	December 31, 2000
ASSETS:
Cash and due from banks	$84,941	$101,665
Federal funds sold	64,217	5,848
Total cash and cash equivalents	149,158	107,513
Investment securities—
Available-for-sale, at fair value	246,737	248,855
Held-to-maturity, at amortized cost	23,595	29,728
Restricted equity securities	34,349	28,974
Loans held-for-sale	20,662	13,666
Loans, net (Note 3)	2,426,633	2,338,251
Accrued interest receivable	15,215	14,927
Banking premises and equipment, net	51,510	50,878
Other real estate owned, net	462	86
Net deferred tax asset	10,238	11,247
Intangible assets, net (Note 2)	36,948	38,800
Other assets	8,457	7,840
Total assets	$3,023,964	$2,890,765

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits (Note 4)	$2,010,609	$1,989,630
Short-term borrowings	27,852	31,427
Federal Home Loan Bank advances	662,683	556,958
Other borrowings	1,867	1,881
Mortgagors’ escrow payments	5,733	4,428
Accrued expenses and other liabilities	21,672	18,253
Total liabilities	2,730,416	2,602,577
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity (Notes 7 and 8):
Preferred stock, par value $.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock, par value $.01 per share; authorized 100,000,000 shares; 26,758,136 shares issued	268	268
Additional paid-in capital	152,839	152,795
Treasury stock, at cost, 1,904,775 shares in 2001 and 1,799,775 shares in 2000	(19,508)	(17,990)
Retained earnings	171,684	166,865
Accumulated other comprehensive income	2,406	791
Unearned compensation - ESOP and restricted stock	(13,932)	(14,384)
Shares held in employee trust	(209)	(157)
Total stockholders’ equity	293,548	288,188
Total liabilities and stockholders’ equity	$3,023,964	$2,890,765

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)
(In thousands, except per share amounts)

	2001	2000
INTEREST AND DIVIDEND INCOME:
Interest on loans	$47,212	$33,213
Interest and dividends on investment securities	4,971	4,146
Interest on federal funds sold	481	9
Total interest and dividend income	52,664	37,368

INTEREST EXPENSE:
Interest on deposits	19,267	13,750
Interest on borrowed funds	9,464	4,657
Total interest expense	28,731	18,407
Net interest income	23,933	18,961

PROVISION FOR LOAN LOSSES	1,400	1,050
Net interest income after provision for loan losses	22,533	17,911

NONINTEREST INCOME:
Deposit and other banking fees	1,676	1,228
Loan servicing fees, net	281	203
Card fee income, net	356	180
Other loan fees	424	225
Gain (loss) on sales of investment securities, net	(1)	4
Gain on sales of loans, net	39	—
Other income	347	339
Total noninterest income	3,122	2,179

NONINTEREST EXPENSE:
Salaries and employee benefits	7,999	6,695
Occupancy and equipment expenses	2,156	1,445
Data processing expenses	1,643	1,158
Marketing expenses	619	524
Professional services expenses	818	328
Amortization of intangibles (Note 2)	736	152
Other operating expenses	1,894	1,404
Total noninterest expense	15,865	11,706
Income before provision for income taxes	9,790	8,384

PROVISION FOR INCOME TAXES	3,059	2,956
Net income	$6,731	$5,428
Earnings per share (Note 5):
Basic	$0.29	$0.23
Diluted	$0.28	$0.23

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)
(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP/Restricted Stock	Shares Held in EmployeeTrust	Total

Balance, December 31, 1999	$268	$152,702	$(9,310)	$149,256	$(2,430)	$(16,326)	$(139)	$274,021
Repurchase of common stock (Note 7)	—	—	(3,834)	—	—	—	—	(3,834)
Net income	—	—	—	5,428	—	—	—	5,428
Other comprehensive income — Change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	(469)	—	—	(469)
Comprehensive income								4,959
Cash dividends - $.06 per share	—	—	—	(1,483)	—	—	—	(1,483)
Amortization of unearned compensation	—	(4)	—	—	—	479	—	475
Other	—	—	—	—	—	—	(5)	(5)
Balance, March 31, 2000	$268	$152,698	$(13,144)	$153,201	$(2,899)	$(15,847)	$(144)	$274,133

Balance, December 31, 2000	$268	$152,795	$(17,990)	$166,865	$791	$(14,384)	$(157)	$288,188
Repurchase of common stock (Note 7)	—	—	(1,518)	—	—	—	—	(1,518)
Net income	—	—	—	6,731	—	—	—	6,731
Other comprehensive income — Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	1,615	—	—	1,615
Comprehensive income								8,346
Cash dividends - $.08 per share	—	—	—	(1,912)	—	—	—	(1,912)
Amortization of unearned compensation	—	44	—	—	—	452	—	496
Other	—	—	—	—	—	—	(52)	(52)
Balance, March 31, 2001	$268	$152,839	$(19,508)	$171,684	$2,406	$(13,932)	$(209)	$293,548

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)
(In Thousands)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,731	$5,428
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	976	603
Amortization and accretion, net	742	194
Purchase accounting amortization, net	429	—
Stock-based compensation	496	475
Provision for loan losses	1,400	1,050
(Gain) loss on sales of investment securities, net	1	(4)
Gain on sale of fixed assets	(30)	—
Other real estate owned losses (income)	(47)	—
Provision for prepaid taxes	(562)	(260)
Originations of loans held-for-sale	(10,845)	(215)
Proceeds from sales of loans originated for resale	3,888	—
Gain on sales of loans, net	(39)	—
Net increase in accrued interest receivable	(288)	(1,266)
Net decrease in other assets	499	612
Net increase in accrued expenses and other liabilities	3,498	1,615
Net cash provided by operating activities	6,849	8,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in short-term investments, net	—	143
Purchase of securities classified as available-for-sale	(11,086)	(23,346)
Purchase of restricted equity securities	(5,375)	(1,115)
Proceeds from sales, calls, paydowns and maturities of securities classified as available-for-sale	15,691	30,961
Proceeds from calls, paydowns and maturities of securities classified as held -to-maturity	6,127	—
Purchase of loans	(1,300)	(7,533)
Net increase in loans	(88,846)	(80,302)
Recoveries of loans previously charged off	137	59
Proceeds from sales of other real estate owned	10	142
Proceeds from sales of fixed assets	104	—
Purchase of premises and equipment	(1,682)	(5,928)
Net cash used in investing activities	(86,220)	(86,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in NOW, money market deposit and demand deposit accounts	$3,631	$8,332
Increase (decrease) in passbook and other savings accounts	8,386	(519)
Increase in certificates of deposit	8,977	60,290
Advances from Federal Home Loan Bank	154,973	90,000
Repayments of Federal Home Loan Bank advances	(49,237)	(74,621)
Increase (decrease) in short-term and other borrowings	(3,589)	1,516
Increase in mortgagors’ escrow payments	1,305	715
Repurchase of common stock	(1,518)	(3,834)
Cash dividends	(1,912)	(1,483)
Net cash provided by financing activities	121,016	80,396

Net Increase in Cash And Cash Equivalents	41,645	1,709
Cash and Cash Equivalents, Beginning of Year	107,513	60,351
Cash and Cash Equivalents, End of Period	$149,158	$62,060

Supplemental Disclosure of Cash Flow Information:
Interest paid on deposits and borrowed funds	$28,064	$18,313
Income taxes paid	758	345

Supplemental Disclosure of Noncash Transactions:
Transfers from loans to other real estate owned	339	61

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000

(1)        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

             The unaudited consolidated financial statements of Seacoast Financial Services Corporation and its wholly-owned subsidiaries, Compass Bank for Savings (“Compass”), Nantucket Bank and Lighthouse Securities Corporation (collectively referred to herein as “the Company”) presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2000 included as part of its Form 10-K.

             In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary for a fair presentation.  Management is required to make estimates and assumptions that affect amounts reported in the financial statements.  Actual results could differ significantly from those estimates.

Summary of Significant Accounting Policies

             The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.  For interim reporting purposes, the Company follows the same significant accounting policies.

(2)        ACQUISITION OF HOME PORT BANCORP, INC.

             On December 31, 2000, the Company completed its acquisition of  Home Port Bancorp, Inc. (Home Port) for $68.2  million in cash, exclusive of transaction costs.  Home Port was the holding company for Nantucket Bank, a three branch savings bank located on Nantucket Island, Massachusetts.  This transaction has been accounted for under the purchase method of accounting and, accordingly, Home Port’s results of operations are included in the Company’s consolidated statements of income from the date of acquisition.

             The Company’s pro forma summarized results of operations for the three months ended March 31, 2000, assuming Home Port had been acquired as of January 1, 1999, are as follows (in thousands):

Interest income	$43,471
Interest expense	22,015
Net interest income	21,456
Provision for loan losses	1,100
Noninterest income	2,595
Noninterest expense	14,154
Income before taxes	8,797
Provision for income taxes	3,345
Net income	$5,452
Earnings per share	$0.23

             Intangible assets resulting from this acquisition total $36.4 million.  This asset is being amortized on a straight-line basis over 15 years.  Amortization expense was $606,000 for the three months ended March 31, 2001.

(3)        LOANS

             The loan portfolio consisted of the following:

	March 31, 2001	December 31, 2000
	(In thousands)
Real estate loans:
Residential (one-to-four family)	$1,253,041	$1,212,595
Commercial	328,168	322,724
Home equity lines of credit	41,486	39,932
Construction	108,676	109,360
Total real estate loans	1,731,371	1,684,611
Commercial loans	115,171	100,789
Consumer loans:
Indirect auto loans	553,242	528,653
Less-unearned discount	4,860	6,781
Indirect auto loans, net	548,382	521,872
Other	57,922	56,060
Total consumer loans,net	606,304	577,932
Total loans	2,452,846	2,363,332
Less-allowance for loan losses	26,213	25,081
	$2,426,633	$2,338,251

             Non-accrual loans amounted to $6,107,000 and $8,295,000 at December 31, 2000 and March 31, 2001, respectively.

(4)        DEPOSITS

             A summary of deposit balances is as follows:

	March 31, 2001	December 31, 2000
	(In thousands)
Demand deposit accounts	$160,973	$159,740
NOW and money market deposit accounts	580,176	577,778
Passbook and other savings accounts	243,856	235,470
Total non-certificate accounts	985,005	972,988

Certificates of deposit -
Term certificates of $100,000 and over	272,224	265,583
Term certificates less than $100,000	753,380	751,059
Total certificates of deposit	1,025,604	1,016,642
	$2,010,609	$1,989,630

(5)        EARNINGS PER SHARE (EPS)

             Basic EPS for the three months ended March 31, 2000 and 2001 was computed based on the weighted average number of shares outstanding during the periods, which amounted to 24,037,346 shares and 23,483,824 shares, respectively.  Unallocated ESOP shares and unvested restricted stock awards are not considered outstanding for purposes of the computation of basic EPS.  Diluted EPS reflects the potential dilution that could occur if certain agreements to issue common stock were exercised and has been computed after giving consideration to the dilutive effect of the Company’s stock options and unvested restricted stock awards.

(6)        BUSINESS SEGMENT INFORMATION

             Prior to the acquisition of Nantucket Bank on December 31, 2000, the Company identified its reportable operating business segment as “Community Banking” based on how the business was strategically managed.  With this acquisition, the Community Banking segment has been replaced with separate presentation of each of the Company’s banking subsidiaries since each of the banks operates autonomously.  The former Community Banking business segment consisted of commercial and retail banking.  Through December 31, 2000, this segment was managed as a single strategic unit which derived its revenues from a wide range of banking services, including investing and lending activities and acceptance of demand, savings and time deposits, merchant credit card services as well as servicing loans for investors.

             There is no major customer, as defined, and the Banks operate within a single geographic area (southeastern Massachusetts, including Nantucket and Martha’s Vineyard).

             Non reportable operating segments of the Company’s operations which do not have similar characteristics to its banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below.  These non reportable segments include the Parent Company.

             The financial data disclosed below for Nantucket Bank reflects the new basis of accounting arising from the acquisition (push-down accounting), as well as the allocation of interest expense on the acquisition debt incurred by Compass.  Reportable segment specific information and reconciliation to consolidated financial information is as follows

(in thousands):

March 31, 2001	Compass	Nantucket Bank	Other	Other Adjustments and Eliminations	Consolidated
Investment securities	$276,061	$25,178	$3,442	$—	$304,681
Net loans	2,145,839	280,794	10,509	(10,509)	2,426,633
Total assets	2,631,593	387,749	294,159	(289,537)	3,023,964
Total deposits	1,791,268	219,341	—	—	2,010,609
Total borrowings	595,128	97,274	—	—	692,402
Total liabilities	2,410,237	319,511	668	—	2,730,416
Net interest income	21,354	2,546	237	(204)	23,933
Provision for loan losses	1,350	50	—	—	1,400
Noninterest income	2,601	481	40	—	3,122
Noninterest expense	13,194	2,302	369	—	15,865
Net income	6,567	226	6,731	(6,793)	6,731

March 31, 2000	Community Banking	Other	Other Adjustments and Eliminations	Consolidated
Investment securities	$262,651	$2,979	$—	$265,630
Net loans	1,817,265	10,706	(10,706)	1,817,265
Total assets	2,207,185	274,387	(271,332)	2,210,240
Total deposits	1,583,725	—	—	1,583,725
Total borrowings	331,517	—	—	331,517
Total liabilities	1,935,852	255	—	1,936,107
Net interest income	18,933	236	(208)	18,961
Provision for loan losses	1,050	—	—	1,050
Noninterest income	2,179	—	—	2,179
Noninterest expense	11,471	235	—	11,706
Net income	5,427	5,428	(5,427)	5,428

(7)        STOCK REPURCHASE PROGRAMS

             In July 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares in the open market to meet the anticipated needs of stock awards and stock options issued in connection with the 1999 Stock Incentive Plan.  In October 1999 and July 2000, the Board of Directors, with the approval of the Commissioner of Banks, authorized the Company to repurchase up to an additional 1,231,900 and 1,254,312 shares, respectively, in the open market.  The Board of Directors delegated to the discretion of senior management the authority to determine the timing of the repurchase programs’ commencement, the timing of subsequent repurchases and the prices at which repurchases will be made.

             As of May 10, 2001, the Company had repurchased 2,474,775 shares of its common stock under these programs at a total cost of $26,274,905 of which 2,464,775 shares at a cost of $26,137,055 had been repurchased as of March 31, 2001.

(8)        QUARTERLY CASH DIVIDEND

             On April 26, 2001, the Board of Directors voted the payment of a quarterly cash dividend of $.08 per share.  The dividend is payable on May 18, 2001 to stockholders of record on May 4, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
             This Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words or phrases, “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “believe,” or similar expressions are intended to identify such forward-looking statements.  Actual events could differ materially from those anticipated in the forward-looking statements.  Important factors that might cause such a difference include, among other things, general economic conditions, particularly the real estate market, in the Company’s primary market area, potential increases in the Company’s nonperforming assets (as well as increases in the allowance for loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation and supervision, including increased deposit insurance premiums or capital or reserve requirements, changes in interest rates, and increased competition and bank consolidations in the Company’s market area.  These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Item 2.

Acquisition of Home Port
             On December 31, 2000, the Company completed its acquisition of Home Port and its bank subsidiary, Nantucket Bank, in a transaction accounted for under the purchase method of accounting.  Accordingly, while the consolidated assets and liabilities of Home Port are reflected in the Company’s consolidated balance sheets at March 31, 2001 and December 31, 2000, the results of operations of Home Port for the quarter ended March 31, 2000 are not included in the consolidated statement of income for that period, as required by the purchase method of accounting.  The impact of this acquisition on the consolidated statement of income for the quarter ended March 31, 2001 has been segregated in the accompanying discussion of the comparison of operating results for the quarters ended March 31, 2001 and 2000.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

             Total assets increased by $133.2 million from $2,890.8 million at December 31, 2000 to $3,024.0 million at March 31, 2001.  During the quarter ended March 31, 2001, the loan portfolio increased by $89.5 million, or 3.8%, which was funded principally by additional Federal Home Loan Bank advances of $105.7 million and, to a lesser extent, deposit growth of $21.0 million.  During the quarter, the Company’s borrowings from the Federal Home Loan Bank (FHLB) exceeded its actual funding needs by approximately $60 million due to the favorable rates offered.  The weighted average interest rate on FHLB advances taken during the first quarter of 2001 was 4.95%.  At March 31, 2001, these additional funds were invested in federal funds sold but are expected to be used in the second quarter of 2001 to fund anticipated loan growth.

             The increase in loans occurred primarily in the residential mortgage, indirect auto and commercial loan portfolios.  From December 31, 2000 to March 31, 2001, residential mortgage loans increased by $40.4 million, or 3.3%, indirect auto loans (net of unearned discounts) increased by $26.5 million, or 5.1% and commercial loans increased by $14.4  million, or 14.3%.  Compass has continued  to retain all residential mortgage loan originations in portfolio and has continued to emphasize the origination of indirect auto loans through its network of automobile dealers which has been expanded to include dealers in communities contiguous to the metropolitan Boston area.  The growth in commercial loans was primarily with existing customers to fund business expansion and seasonal borrowing needs.

             Total deposits at March 31, 2001 were $2,010.6 million, an increase of $21.0 million, compared to $1,989.6 million at December 31, 2000.  Core deposit account balances increased by $12.0 million during the quarter.  The modest change in core deposits during the quarter was generally attributable to normal seasonal fluctuations while the slower growth in certificates of deposit compared to the quarterly growth experienced throughout 2000 reflects the impact of the lower interest rates currently being offered.

             The increase in stockholders’ equity of $5.4 million to $293.5 million at March 31, 2001 resulted from the net income of $6.7 million for the quarter ended March 31, 2001 and an increase of $1.6 million in the market value of investment securities available for sale, net of taxes, which were partially offset by cash dividends and stock repurchases totaling $3.4 million.  During 1999 and 2000, the Company announced three stock repurchase programs aggregating 3,486,212 shares.  As of May 10, 2001, 2,474,775 shares had been repurchased leaving up to 1,011,437 shares for repurchase.  Management expects to repurchase the remaining shares under these programs during 2001.

Comparison of Operating Results for the Quarters Ended March 31, 2001 and 2000

             As previously noted, the acquisition of Home Port on December 31, 2000 had a significant impact on changes in the components of the Company’s consolidated statements of income between the quarters ended March 31, 2001 and 2000.  The following table segregates Nantucket Bank’s impact on such changes (in thousands):

	Quarter Ended March 31, 2001			Quarter Ended March 31, 2000	Net Change
	Consolidated	Nantucket Bank	Net
Interest income	$52,664	$6,505	$46,159	$37,368	$8,791
Interest expense	28,731	3,959	24,772	18,407	6,365
Provision for loan losses	1,400	50	1,350	1,050	300
Noninterest income	3,122	481	2,641	2,179	462
Noninterest expense	15,865	2,302	13,563	11,706	1,857
Income before taxes	9,790	675	9,115	8,384	731
Provision for income taxes	3,059	449	2,610	2,956	(346)
Net income	$6,731	$226	$6,505	$5,428	$1,077

             The remaining discussion, unless otherwise indicated, addresses the net change presented above, which excludes the impact due to the acquisition of Nantucket Bank.

             Interest Income.  Interest income for the quarter ended March 31, 2001 was $46.2 million compared to $37.4 million for the quarter ended March 31, 2000, an increase of $8.8 million, or 23.5%.  The increase in interest income resulted from growth in average interest-earning assets of $387.7 million, or 18.9%, and an increase in the overall yield on interest-earning assets of 28 basis points in the 2001 period.  The principal areas of growth in average balances were related to real estate loans (up $ 208.9 million, or 16.8%) and indirect auto loans (up $ 99.8 million, or 23.0%).  Most of the real estate loan growth resulted from increased originations and retention in portfolio of one-to-four family real estate loans.  The increase in indirect auto loans resulted from the positive economic environment within Compass’s local markets and the continued geographic expansion of the network of participating dealers.

             Interest Expense.  Interest expense for the quarter ended March 31, 2001 was $24.8 million compared to $18.4 million for the quarter ended March 31, 2000, an increase of $6.4 million or 34.6%.  This increase resulted from a 48  basis points increase in the cost of funds from 4.22% in 2000 to 4.70% in 2001, and a higher average balance of interest-bearing liabilities (up $ 366.2 million, or 21.0%).  Average interest-bearing deposit balances increased $199.8  million, or 14.0%, during the quarter ended March 31, 2001 compared to the same period in 2000.

             Interest expense on borrowed funds increased $2.5 million in the quarter ended March 31, 2001 due to a $166.3  million increase in the average balance of such funds, and an 8 basis points increase in the average rate paid on borrowed funds to 5.87% in the 2001 period.

             The increase in the cost of funds reflects the series of rate increases initiated by the Federal Reserve Board beginning in June 1999 and continuing into 2000 as well as the greater utilization of higher cost certificates of deposit and FHLB advances as a funding source.  The incremental increase of 20 basis points in the cost of funds over the yield on interest-earning assets during the quarter ended March 31, 2001, as compared to the same period in 2000, reflects the faster repricing characteristics of Compass’s interest-bearing liabilities as compared to its interest-earning assets and the competitive pricing for certificates of deposits in 2000.  With the recent series of reductions in interest rates initiated by the Federal Reserve Board in 2001 and the scheduled maturity of nearly 90% of certificates of deposit in 2001 (particularly in the second half of the year), management believes that the Company’s interest rate margin will improve during the course of the year.

             Provision for Loan Losses.  The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is appropriate to absorb future charge-offs of loans deemed uncollectible.  In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of nonperforming and other classified loans.  The amount of the allowance is based on estimates and  ultimate losses may vary from such estimates.  Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly in order to maintain the adequacy of the allowance.

             Compass provided $1.35 million for loan losses in the quarter ended March 31, 2001compared to $1.05 million in the quarter ended March 31, 2000.  The increase of $300,000 in 2001 was attributable to both the growth in the loan portfolio and deterioration in the financial condition of a commercial loan customer with an aggregate loan balance of $2.5 million.  The total allowance (including Nantucket Bank) of $26.2 million at March 31, 2001 represented 1.07% of total loans compared to 1.06% at December 31, 2000.  At March 31, 2001, the allowance for loan losses as a percentage of non-performing loans was 316.0% compared to 410.7% at December 31, 2000.

             Noninterest Income.  Total noninterest income was $2.6 million for the quarter ended March 31, 2001 compared to $2.2 million in the same period of 2000, an increase of $462,000, or 21.2%.  This increase was principally caused by increases in loan fees, checking account related income and ATM/Debit card usage partially offset by an insurance settlement in 2000.

             Noninterest Expense.   Noninterest expense increased by $1.9 million or 15.9%, from $11.7 million for the quarter ended March 31, 2000 to $13.6 million for the quarter ended March 31, 2001.  This increase reflected increases in all areas of expense including salaries and employee benefits ($336,000), occupancy and equipment ($445,000), data processing ($305,000), marketing ($51,000), professional services ($444,000) and other noninterest expense ($297,000).

             Salaries and employee benefits increased $336,000, or 5.0%, during the quarter ended March 31, 2001, due to overall salary increases averaging 4.5% and increases in staffing necessitated by franchise expansion (three new branches).

             Occupancy and equipment expenses increased $445,000, or 30.8%, during the quarter ended March 31, 2001.  This increase was primarily due to higher costs associated with the new corporate offices and new branches in New Bedford, Seekonk and Mattapoisett, as well as higher utility costs caused by increases in rates charged by service providers.

             Data processing expenses increased $305,000, or 26.3%, during the quarter ended March 31, 2001 due primarily to volume-related services such as item processing, expanded branch and ATM networks and ATM/Debit card usage.  These increases were partially offset by a rate decrease received on certain services from the Company’s core processing service provider.

             Marketing expenses increased $51,000, or 9.7%, during the quarter ended March 31, 2001.  This increase was attributable to initial production costs for television commercials in development, partially offset by decreases in promotions and other advertising.

             Professional services expenses increased $444,000, or 135.4%, during the quarter ended March 31, 2001.  This increase reflects consulting and legal fees associated with the start-up of Compass’s private banking initiative, certain non-recurring costs for tax services and costs associated with an assessment of the risk management function.

             Other noninterest expense increased $297,000, or 21.2%, during the quarter ended March 31, 2001.  Exclusive of a non-recurring item related to the acquisition of Sandwich Bancorp, Inc. recognized in the quarter ended March 31, 2000, noninterest expense increased by 11.8% during the quarter ended March 31, 2001.  This increase reflects primarily volume-related items such as printing, postage and telephone costs.

             Income Taxes. The effective tax rate (including Nantucket Bank) for the quarter ended March 31, 2001 was 31.2% compared to 35.3% in the same period in 2000.  During the quarter ended March 31, 2001, the Company completed an analysis addressing the impact of a recent Tax Court decision on the deductibility of certain merger-related costs incurred in connection with the acquisition of Sandwich Bancorp, Inc. in 1998.  Based on this analysis, the provision for income taxes was reduced by $479,000 for the quarter ended March 31, 2001.  Exclusive of this non-recurring item, the effective tax rate in 2001 was 36.1%.  This increase from 2000 reflects the impact of nondeductible goodwill amortization.

Liquidity and Capital Resources

             Liquidity, represented by cash and cash equivalents and debt securities is a product of the Company’s operating, investing, and financing activities.  The Company’s primary sources of funds are deposits, borrowings, principal and interest payments on outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates and, in the case of deposits, other instruments available to the public such as mutual funds and annuities.

             As voluntary members of the Federal Home Loan Bank of Boston (FHLB), Compass and Nantucket Bank are entitled to borrow an amount up to the value of their qualified collateral that has not been pledged to others.  Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit at the FHLB.  At March 31, 2001, Compass and Nantucket Bank had approximately $378.4 million and $55.3 million, respectively, in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock.  Use of this borrowing capacity may also be impacted by regulatory capital requirements.

             Liquidity management is both a daily and long-term function of business management.  The measure of a bank’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  At March 31, 2001, the Company maintained cash and due from banks, federal funds sold and debt securities maturing within one year of $159.8 million, or 5.3% of total assets.  The Company invests excess funds, if any, in federal funds sold which provides liquidity to meet lending requirements.

             At March 31, 2001, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $218.9 million.  The Company anticipates that it will have sufficient funds available to meet its current loan commitments.  Certificates of deposit maturing within one year from March 31, 2001 amounted to $896.8 million.  The Company expects that a significant portion of maturing certificate accounts will be retained at maturity.

             The Company’s and the Banks’ capital ratios at March 31, 2001 were as follows:

	Seacoast Financial	Compass	Nantucket Bank
Total Capital (to risk weighted assets)	13.72%	12.47%	15.67%
Tier 1 Capital (to risk weighted assets)	12.45	11.28	14.42
Tier 1 Capital (to average assets)	8.75	8.07	8.66

             These ratios placed the Company in excess of regulatory standards and the Banks in the “well capitalized” category as set forth by the FDIC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

             The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk.  This risk is managed by periodic evaluation of the interest risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors.  Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates.  Each Bank’s Asset/Liability Committee, comprised of senior management, is responsible for managing interest rate risk and reviewing with its Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on operating results, the Bank’s interest rate risk position and the effect changes in interest rates would have on net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

             The principal strategies that the Company generally uses to manage interest rate risk include (i) emphasizing the origination and retention of adjustable-rate loans, origination of indirect auto loans (Compass only) which have relatively short maturities  and origination of loans with maturities at least partly matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

             The Company and the Banks quantify their interest rate risk exposure using a sophisticated simulation model.  Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon.  Simulation analysis involves projecting future interest income and expense under various rate scenarios.  Internal guidelines on interest rate risk specify that for every 100 basis points immediate shift in interest rates, the estimated net interest income over the next 12 months should decline by less than 5%.

             In utilizing a 300 basis point increase in rates in its simulation model, the full impact of annual rate caps of 200 basis points common to most adjustable rate mortgage loan products is considered.  The rate shocks used assume an instantaneous and parallel change in interest rates and that no strategies are implemented in response to the change in interest rates.  Prepayment speeds for loans are based on published median dealer forecasts for each interest rate scenario.

             As of March 31, 2001, the Company's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

	Percentage Change in Estimated Net Interest Income Over:
	12 months	24 months
300 basis point increase in rates	(11.98%)	(10.83%)

200 basis point decrease in rates	(1.59%)	(5.73%)

             Based on the scenario above, net income would be adversely affected (within internal guidelines) in both the twelve and twenty-four month periods.  For each one percent change in net interest income, the effect on net income would be $694,000 assuming a 36% tax rate.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             The Company is not involved in any pending legal proceedings other than those involved in the ordinary course of business.  Management believes that the resolution of these matters will not materially affect its business or the consolidated financial condition of the Company.

Item 2.  Changes in Securities and Use of Proceeds

             Not applicable.

Item 3.  Defaults Upon Senior Securities

             Not applicable.

Item 4.  Submission of Matters to A Vote of Security Holders

             Not applicable.

Item 5.  Other Information

             Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits:

2.1	Agreement and Plan of Merger by and between Seacoast Financial Services Corporation and Home Port Bancorp, Inc. date as of July 20, 2000++++++

2.2	Stock Option Agreement between Home Port Bancorp, Inc. and Seacoast Financial Services Corporation dated as of July 20, 2000++++++

3.1	Articles of Organization of Seacoast Financial Services Corporation+++

3.2	By-Laws of Seacoast Financial Services Corporation+++

4	Specimen certificate for the common stock of Seacoast Financial Services Corporation++

10.1*	Form of Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and Kevin G. Champagne+

10.2*	Form of Employment Agreement by and among Compass Bank for Savings, Seacoast Financial Services Corporation and certain Officers of Compass Bank for Savings+

10.3*	Form of Change in Control Agreements by and among Seacoast Financial Services Corporation, Compass Bank for Savings, Kevin G. Champagne and certain other Officers of Compass Bank for Savings+

10.4*	Form of Change in Control Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and certain Officers of Compass Bank for Savings+

10.5*	Form of Executive Salary Continuation Agreements made and entered into by and between Compass Bank for Savings and Kevin G. Champagne, Arthur W. Short, John D. Kelleher and Francis S. Mascianica and forms of amendments thereto+

10.6*	Trust Agreement, made as of December 18, 1992, by and between Compass Bank for Savings and Shawmut Bank, N.A.+

10.7*	Compass Bank for Savings January 2000 Incentive Compensation Plan+++++

10.12*	Compass Bank for Savings Executive Deferred Compensation Plan+

10.13*	Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan+

10.17*	Sandwich Co-operative Bank 1992 Directors Deferred Compensation Plan++

10.20*	Seacoast Financial Services Corporation 1999 Stock Incentive Plan++++

11	A statement regarding earnings per share is included in Item 1, Note 5, of this report.

(b)        Reports on Form 8-K: On January 12, 2001, a Form 8-K was filed and on March 15, 2001 Amendment No. 1 to Form 8-K was filed, both in connection with the Company’s acquisition of Home Port Bancorp, Inc.

*           Management compensatory plan or arrangement.

+           Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company’s prior name, “The 1855 Bancorp”, on May 15, 1998.

++         Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company’s prior name, “The 1855 Bancorp”, on August 14, 1998.

+++      Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 18, 1998.

++++    Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 1999.

+++++  Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000.

++++++  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seacoast Financial Services Corporation
(Registrant)

Date: May 10, 2001	By	/s/ Kevin G. Champagne
Kevin G. Champagne
President and Chief Executive Officer

Date: May 10, 2001	By	/s/ Francis S. Mascianica, Jr.
Francis S. Mascianica, Jr.
Treasurer, as Principal Financial and Accounting Officer