Form 10-Q
period 2001-06-30
SEACOAST FINANCIAL SERVICES CORP
filed 2001-08-13
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

At August 10, 2001, the Company had 24,754,936 shares of common stock outstanding.

SEACOAST FINANCIAL SERVICES CORPORATION
INDEX

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2001	2000

ASSETS:
Cash and due from banks	$99,473	$101,665
Federal funds sold	74,016	5,848
Short-term investment	10,000	—

Total cash and cash equivalents	183,489	107,513
Investment securities—
Available-for-sale, at fair value	247,522	248,855
Held-to-maturity, at amortized cost	20,915	29,728
Restricted equity securities	38,013	28,974
Loans held-for-sale	14,359	13,666
Loans, net (Note 3)	2,524,415	2,338,251
Accrued interest receivable	16,083	14,927
Banking premises and equipment, net	51,918	50,878
Other real estate owned, net	556	86
Net deferred tax asset	10,681	11,247
Intangible assets, net (Note 2)	36,226	38,800
Other assets	8,457	7,840

Total assets	$3,152,634	$2,890,765

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits (Note 4)	$2,049,803	$1,989,630
Short-term borrowings	31,438	31,427
Federal Home Loan Bank advances	748,767	556,958
Other borrowings	1,852	1,881
Mortgagors’ escrow payments	4,162	4,428
Accrued expenses and other liabilities	18,897	18,253

Total liabilities	2,854,919	2,602,577

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity (Notes 7 and 8):
Preferred stock, par value $.01 per share; authorized 10,000,000 shares;
none issued	—	—
Common stock, par value $.01 per share; authorized 100,000,000 shares;
26,758,136 shares issued	268	268
Additional paid-in capital	153,048	152,795
Treasury stock, at cost, 1,988,200 shares in 2001 and 1,799,775 shares in 2000	(20,812)	(17,990)
Retained earnings	176,773	166,865
Accumulated other comprehensive income	2,133	791
Unearned compensation - ESOP and restricted stock	(13,480)	(14,384)
Shares held in employee trust	(215)	(157)

Total stockholders’ equity	297,715	288,188

Total liabilities and stockholders’ equity	$3,152,634	$2,890,765

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

INTEREST AND DIVIDEND INCOME:
Interest on loans	$48,434	$35,877	$95,712	$69,090
Interest and dividends on investment securities	4,742	4,323	9,713	8,469
Interest on federal funds sold and short-term investments	716	25	1,197	34

Total interest and dividend income	53,892	40,225	106,622	77,593

INTEREST EXPENSE:
Interest on deposits	18,507	14,952	37,774	28,702
Interest on borrowed funds	10,242	5,446	19,706	10,103

Total interest expense	28,749	20,398	57,480	38,805

Net interest income	25,143	19,827	49,142	38,788

PROVISION FOR LOAN LOSSES	1,475	1,200	2,875	2,250

Net interest income after provision for loan losses	23,668	18,627	46,267	36,538

NONINTEREST INCOME:
Deposit and other banking fees	2,115	1,544	4,017	2,936
Loan servicing fees, net	248	141	529	344
Card fee income, net	214	149	287	165
Other loan fees	363	198	720	423
Gain on sales of investment securities, net	15	—	14	4
Gain on sales of loans, net	182	1	221	1
Other income	428	268	775	607

Total noninterest income	3,565	2,301	6,563	4,480

NONINTEREST EXPENSE:
Salaries and employee benefits	8,051	6,461	16,051	13,156
Occupancy and equipment expenses	2,213	1,402	4,368	2,847
Data processing expenses	1,459	1,164	3,044	2,322
Marketing expenses	913	643	1,532	1,168
Professional services expenses	677	485	1,483	804
Amortization of intangibles (Notes 2 and 9)	734	151	1,470	303
Other operating expenses	2,020	1,276	3,926	2,688

Total noninterest expense	16,067	11,582	31,874	23,288

Income before provision for income taxes	11,166	9,346	20,956	17,730

PROVISION FOR INCOME TAXES	4,165	3,347	7,224	6,303

Net income	$7,001	$5,999	$13,732	$11,427

EARNINGS PER SHARE (Note 5):
Basic	$0.30	$0.25	$0.59	$0.48

Diluted	$0.29	$0.25	$0.58	$0.48

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)
(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP/Restricted Stock	Shares Held in Employee Trust	Total

Balance, December 31, 1999	$268	$152,702	$(9,310)	$149,256	$(2,430)	$(16,326)	$(139)	$274,021
Repurchase of common stock (Note 7)	—	—	(6,641)	—	—	—	—	(6,641)
Net income	—	—	—	11,427	—	—	—	11,427
Other comprehensive income — Change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	(364)	—	—	(364)
Comprehensive income								11,063
Cash dividends - $.12 per share	—	—	—	(2,939)	—	—	—	(2,939)
Amortization of unearned compensation	—	(14)	—	—	—	937	—	923
Other	—	100	—	—	—	—	(7)	(93)

Balance, June 30, 2000	$268	$152,788	$(15,951)	$157,744	$(2,794)	$(15,389)	$(146)	$276,520

Balance, December 31, 2000	$268	$152,795	$(17,990)	$166,865	$791	$(14,384)	$(157)	$288,188
Exercise of stock options	—	18	221	—	—	—	—	239
Repurchase of common stock (Note 7)	—	—	(3,043)	—	—	—	—	(3,043)
Net income	—	—	—	13,732	—	—	—	13,732
Other comprehensive income — Change in unrealized gain on
securities available for sale, net of taxes	—	—	—	—	1,342	—	—	1,342
Comprehensive income								15,074
Cash dividends - $.16 per share	—	—	—	(3,824)	—	—	—	(3,824)
Amortization of unearned compensation	—	104	—	—	—	904	—	1,008
Other	—	131	—	—	—	—	(58)	73

Balance, June 30, 2001	$268	$153,048	$(20,812)	$176,773	$2,133	$(13,480)	$(215)	$297,715

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)
(In Thousands)

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,732	$11,427
Adjustments to reconcile net income to net cash provided by operating activities —

Depreciation	1,992	1,211
Amortization and accretion, net	1,418	449
Purchase accounting amortization, net	(276)	—
Stock-based compensation	1,008	923
Provision for loan losses	2,875	2,250
Gain on sales of investment securities, net	(14)	(4)
Other real estate owned losses (income)	(47)	—
Gain on sale of fixed assets	(103)	—
Provision (benefit) for deferred taxes	(877)	(665)
Originations of loans held-for-sale	(16,222)	(1,496)
Proceeds from sales of loans originated for sale	15,750	498
Gain on sales of loans, net	(221)	(1)
Net increase in accrued interest receivable	(1,156)	(1,928)
Net (increase) decrease in other assets	(100)	899
Net increase in accrued expenses and other liabilities	675	496

Net cash provided by operating activities	18,434	14,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in short-term investments, net	—	224
Purchase of securities classified as available-for-sale	(39,259)	(26,065)
Purchase of securities classified as held-to-maturity	(1,038)	(1,000)
Purchase of restricted equity securities	(9,039)	(3,653)
Proceeds from sales, calls, paydowns and maturities of
securities classified as available-for-sale	42,745	47,997
Proceeds from calls, paydowns and maturities of securities classified as held -to-maturity	9,855	1,000

Purchase of loans	(1,300)	(12,626)
Net increase in loans	(186,963)	(194,718)
Recoveries of loans previously charged off	194	205
Proceeds from sales of other real estate owned	23	162
Proceeds from sales of fixed assets	262	—
Purchase of premises and equipment	(3,191)	(12,060)

Net cash used in investing activities	(187,711)	(200,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in NOW, money market deposit demand deposit accounts	$55,029	$24,655
Increase in passbook and other savings accounts	16,468	4,128
Increase (decrease) in certificates of deposit	(11,294)	116,450
Advances from Federal Home Loan Bank	305,946	260,000
Repayments of Federal Home Loan Bank advances	(114,115)	(179,274)
Decrease in short-term and other borrowings	(18)	(10,093)
Decrease in mortgagors’ escrow payments	(266)	(421)
Exercise of stock options	239	—
Tax benefit of stock awards	131	—
Repurchase of common stock	(3,043)	(6,641)
Cash dividends	(3,824)	(2,939)

Net cash provided by financing activities	245,253	205,865

Net Increase in Cash and Cash Equivalents	75,976	19,390
Cash and Cash Equivalents, Beginning of Year	107,513	60,351

Cash and Cash Equivalents, End of Period	$183,489	$79,741

Supplemental Disclosure of Cash Flow Information:
Interest paid on deposits and borrowed funds	$56,695	$38,670
Income taxes paid	9,443	6,492

Supplemental Disclosure of Noncash Transactions:
Transfers from loans to other real estate owned	446	61
Financed sales of other real estate owned	—	222

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

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

Reclassifications

             Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation.  Such reclassifications have no effect on previously reported net income.

(2)	ACQUISITION OF HOME PORT BANCORP, INC.

             On December 31, 2000, the Company completed its acquisition of  Home Port Bancorp, Inc. (Home Port) for $68.2  million in cash, exclusive of transaction costs.  Home Port was the holding company for Nantucket Bank, a three branch savings bank located on Nantucket Island, Massachusetts.  This transaction has been accounted for using the purchase method of accounting and, accordingly, Home Port’s results of operations are included in the Company’s consolidated statements of income from the date of acquisition.

             The Company’s pro forma summarized results of operations for the three months and six months ended June 30, 2000, assuming Home Port had been acquired as of January 1, 1999, are as follows (in thousands):

	Three Months	Six Months
	Ended June 30	Ended June 30

Interest income	$46,621	$90,092
Interest expense	24,225	46,240

Net interest income	22,396	43,852
Provision for loan losses	1,250	2,350
Noninterest income	2,722	5,317
Noninterest expense	14,131	28,285

Income before taxes	9,737	18,534
Provision for income taxes	3,719	7,064

Net income	$6,018	$11,470

Earnings per share	$0.25	$0.48

             Intangible assets resulting from this acquisition total $36.4 million.  This asset is being amortized on a straight-line basis over 15 years.  Amortization expense was $606,000 and $1.2 million for the three months and six months ended June 30, 2001, respectively.

(3)	LOANS

The loan portfolio consisted of the following:

	June 30, 2001	December 31, 2000

	(In thousands)
Real estate loans:
Residential (one-to-four family)	$1,301,699	$1,212,595
Commercial	337,598	322,724
Home equity lines of credit	42,979	39,932
Construction	106,809	109,360

Total real estate loans	1,789,085	1,684,611

Commercial loans	131,576	100,789

Consumer loans:
Indirect auto loans	575,785	528,653
Less-unearned discount	3,500	6,781

Indirect auto loans, net	572,285	521,872
Other	58,720	56,060

Total consumer loans,net	631,005	577,932

Total loans	2,551,666	2,363,332
Less-allowance for loan losses	27,251	25,081

	$2,524,415	$2,338,251

             Non-accrual loans amounted to $6,107,000 and $9,853,000 at December 31, 2000 and June 30, 2001, respectively.

(4)	DEPOSITS

A summary of deposit balances is as follows:

	June 30, 2001	December 31, 2000

	(In thousands)
Demand deposit accounts	$181,128	$159,740
NOW and money market deposit accounts	611,419	577,778
Passbook and other savings accounts	251,938	235,470

Total non-certificate accounts	1,044,485	972,988

Certificates of deposit -
Term certificates of $100,000 and over	269,865	265,583
Term certificates less than $100,000	735,453	751,059

Total certificates of deposit	1,005,318	1,016,642

	$2,049,803	$1,989,630

(5)	EARNINGS PER SHARE (EPS)

             Basic EPS for the three months and six months ended June 30, 2000 and 2001 was computed based on the weighted average number of shares outstanding during the periods, using the following share balances:

	2001	2000

Three months ended	23,410,423	23,705,021

Six months ended	23,446,690	23,871,184

             Unallocated ESOP shares and unvested restricted stock awards are not considered outstanding for purposes of the computation of basic EPS and have been excluded from the shares presented above.  Diluted EPS reflects the potential dilution that could occur if certain agreements to issue common stock were exercised and has been computed after giving consideration to the dilutive effect of the Company’s stock options and unvested restricted stock awards.

(6)	BUSINESS SEGMENT INFORMATION

             The community banking business segment consists of commercial and retail banking.  Banking services are provided within the framework of two full-service community banks which have similar economic characteristics, products and services, distribution channels and regulatory environments.  Accordingly, disaggregated segment information for each bank is not presented.  The community banking segment derives its revenues from a wide range of banking services, including investing and lending activities and acceptance of demand, savings and time deposits, merchant credit card services as well as servicing loans for investors.  There is no major customer, as defined, and the banks operate within a single geographic area (southeastern Massachusetts, including the islands of Martha’s Vineyard and Nantucket).

             Non-reportable operating segments of the Company’s operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below.  These non-reportable segments include the Parent Company.

             Reportable segment specific information and reconciliation to consolidated financial information as of June 30, 2001 and 2000 and for the six month periods then ended are as follows (in thousands):

June 30, 2001	Community Banking	Other	Other Adjustments and Eliminations	Consolidated

Investment securities	$302,586	$3,864	$—	$306,450
Net loans	2,524,415	10,439	(10,439)	2,524,415
Total assets	3,148,363	298,523	(294,252)	3,152,634
Total deposits	2,050,902	—	(1,099)	2,049,803
Total borrowings	782,057	—	—	782,057
Total liabilities	2,854,111	808	—	2,854,919
Net interest income	49,038	511	(407)	49,142
Provision for loan losses	2,875	—	—	2,875
Noninterest income	6,563	—	—	6,563
Noninterest expense	31,150	724	—	31,874
Net income	13,874	13,732	(13,874)	13,732

June 30, 2000	Community Banking	Other	Other Adjustments and Eliminations	Consolidated

Investment securities	$251,075	$2,909	$—	$253,984
Net loans	1,935,428	10,569	(10,569)	1,935,428
Total assets	2,338,251	276,746	(273,787)	2,341,210
Total deposits	1,660,855	—	—	1,660,855
Total borrowings	385,255	—	—	385,255
Total liabilities	2,064,464	226	—	2,064,690
Net interest income	38,724	478	(414)	38,788
Provision for loan losses	2,250	—	—	2,250
Total noninterest income	4,480	—	—	4,480
Total noninterest expense	22,755	533	—	23,288
Net income	11,462	11,427	(11,462)	11,427

(7)	STOCK REPURCHASE PROGRAMS

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

             As of August 10, 2001, the Company had repurchased 2,584,200 shares of its common stock under these programs at a total cost of $27,919,249, of which 2,569,200 shares at a cost of $27,663,046 had been repurchased as of June 30, 2001.

(8)	QUARTERLY CASH DIVIDEND

             On July 26, 2001, the Board of Directors voted the payment of a quarterly cash dividend of $.09 per share.  The dividend is payable on August 24, 2001 to stockholders of record on August 10, 2001.

(9)	RECENT ACCOUNTING PRONOUNCEMENTS

             In July  2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” which is effective for transactions initiated after June 30, 2001.  Under SFAS No. 141, all business combinations must be accounted for using the purchase method of accounting; use of the pooling-of-interests method is no longer permitted.  In addition, this Statement requires that certain intangible assets acquired in a business combination be recognized apart from goodwill.Under the transition provisions of SFAS No. 141, no change in the amount of the purchase price assigned to the assets acquired and liabilities assumed in a business combination completed before July 1, 2001 and accounted for by the purchase method shall occur except for certain identified intangible assets which were separately recognized at the time of the transaction.  Management does not believe that any adjustments to the allocation of the purchase price for the Company’s acquisition of Home Port in December 2000 will be required as a result of the application of SFAS No. 141.

             In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets” which is effective for fiscal years beginning after December 15, 2001.  Under current accounting standards, goodwill resulting from a business combination is amortized against income over its estimated useful life.  Under SFAS No. 142, goodwill is no longer amortized as an expense after 2001 but instead is reviewed and tested for impairment using a fair value methodology prescribed in this Statement.  Goodwill will be tested for impairment at least annually or more frequently as a result of an event or change in circumstances (e.g. recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary.  Management does not currently anticipate any realization issues related to the goodwill reflected in the accompanying consolidated balance sheet that would require an impairment adjustment upon adoption of SFAS No. 142.

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

Acquisition of Home Port

             On December 31, 2000, the Company completed its acquisition of Home Port and its bank subsidiary, Nantucket Bank, in a transaction accounted for under the purchase method of accounting.  Accordingly, while the consolidated assets and liabilities of Home Port are reflected in the Company’s consolidated balance sheets at June 30, 2001 and December 31, 2000, the results of operations of Home Port for the quarter and six months ended June 30, 2000 are not included in the consolidated statement of income for those periods, as required by the purchase method of accounting.  The impact of this acquisition on the consolidated statement of income for the quarter and six months ended June 30, 2001 has been segregated in the accompanying discussion of the comparison of operating results for 2001 and 2000.

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

             Total assets increased by $261.8 million from $2,890.8 million at December 31, 2000 to $3,152.6 million at June 30, 2001.  During the six months ended June 30, 2001, the loan portfolio increased by $188.3 million, or 8.0%, which was funded principally by additional Federal Home Loan Bank advances of $191.7 million and, to a lesser extent, deposit growth of $60.2 million.  During the six months ended June 30, 2001, the Company’s borrowings from the Federal Home Loan Bank (FHLB) exceeded its actual funding needs by approximately $75 million due to the favorable rates offered.  The weighted average interest rate on FHLB advances taken during  2001 was 4.78%.  In addition, these borrowings provide liquidity in the event the Company experiences deposit outflows during the remainder of 2001.  This outflow may occur due to certificate of deposit customers who, based on current rates, may experience a substantial reduction in their reinvestment rate.  At June 30, 2001, these additional funds were invested in federal funds sold and short-term investments.

             The increase in loans occurred primarily in the residential mortgage, indirect auto and commercial loan portfolios.  From December 31, 2000 to June 30, 2001, residential mortgage loans increased by $89.1 million, or 7.3%, indirect auto loans (net of unearned discounts) increased by $50.4 million, or 9.7% and commercial loans increased by $30.8 million, or 30.5%.  Compass has continued  to retain all residential mortgage loan originations in portfolio and has continued to emphasize the origination of indirect auto loans through its network of automobile dealers which has been expanded to include dealers in communities contiguous to the metropolitan Boston area.  The growth in commercial loans was primarily with existing customers to fund business expansion and seasonal borrowing needs.

             Total deposits at June 30, 2001 were $2,049.8 million, an increase of $60.2 million, compared to $1,989.6 million at December 31, 2000.  Core deposit account balances increased by $71.5 million, or 7.3%, during the first half of 2001.  The growth  in core deposits during this period was generally attributable to normal seasonal fluctuations and the shift in balances from certificates of deposit  reflecting  the impact of the lower interest rates currently being offered.

             The increase in stockholders’ equity of $9.5 million to $297.7 million at June 30, 2001 resulted from the net income of $13.7 million for the six months ended June 30, 2001 and an increase of $1.3 million in the market value of investment securities available for sale, net of taxes, which were partially offset by cash dividends and stock repurchases totaling $6.9 million.  During 1999 and 2000, the Company announced three stock repurchase programs aggregating 3,486,212 shares.  As of August 10, 2001, 2,584,200 shares had been repurchased leaving up to 902,012 shares for repurchase.  Management expects to repurchase the remaining shares under these programs over the next nine to twelve months..

Comparison of Operating Results for the Quarters Ended June 30, 2001 and 2000

             As previously noted, the acquisition of Home Port on December 31, 2000 had a significant impact on changes in the components of the Company’s consolidated statements of income between the quarters ended June 30, 2001 and 2000.  The following table segregates Nantucket Bank’s impact on such changes (in thousands):

	Quarter Ended June 30, 2001

	Consolidated	Nantucket Bank	Net	Quarter Ended June 30, 2000	Net Change

Interest income	$53,892	$6,585	$47,307	$40,225	$7,082
Interest expense	28,749	3,875	24,874	20,398	4,476
Provision for loan losses	1,475	50	1,425	1,200	225
Noninterest income	3,565	675	2,890	2,301	589
Noninterest expense	16,067	2,355	13,712	11,582	2,130

Income before taxes	11,166	980	10,186	9,346	840
Provision for income taxes	4,165	567	3,598	3,347	251

Net income	$7,001	$413	$6,588	$5,999	$589

             The remaining discussion, unless otherwise indicated, addresses the net change presented above, which excludes the impact due to the acquisition of Nantucket Bank.

             Interest Income.  Interest income for the quarter ended June 30, 2001 was $47.3 million compared to $40.2 million for the quarter ended June 30, 2000, an increase of $7.1 million, or 17.6%.  The increase in interest income resulted from growth in average interest-earning assets of $402.5 million, or 18.7%, partially offset by a decrease in the overall yield on interest-earning assets of 7 basis points in the 2001 period.  The principal areas of growth in average balances were related to real estate loans (up $192.2 million, or 14.8%) and indirect auto loans (up $94.7 million, or 20.3%).  Most of the real estate loan growth resulted from increased originations and retention in portfolio of one-to-four family real estate loans.  The increase in indirect auto loans resulted from the positive economic environment within Compass’s local markets and the continued geographic expansion of the network of participating dealers.

             Interest Expense.  Interest expense for the quarter ended June 30, 2001 was $24.9 million compared to $20.4  million for the quarter ended June 30, 2000, an increase of $4.5 million or 21.9%.  This increase resulted from a 9 basis points increase in the cost of funds from 4.41% in 2000 to 4.50% in 2001, and a higher average balance of interest-bearing liabilities (up $361.6 million, or 19.5%).  Average interest-bearing deposit balances increased $166.9 million, or 11.2%, during the quarter ended June 30, 2001 compared to the same period in 2000.

             Interest expense on borrowed funds increased $2.4 million in the quarter ended June 30, 2001 due to a $194.7  million  increase in the average balance of such funds, partially offset by a 36 basis points decrease in the average rate paid on borrowed funds to 5.65% in the 2001 period.

             The incremental increase of 16 basis points in the cost of funds over the yield on interest-earning assets during the quarter ended June 30, 2001, as compared to the same period in 2000, reflects the competitive pricing for certificates of deposits throughout 2000.  With the recent series of reductions in interest rates initiated by the Federal Reserve Board in 2001 and the scheduled maturity of nearly 90% of certificates of deposit outstanding at December 31, 2000 in 2001 (particularly in the second half of the year), management believes that the Company’s interest rate margin will improve during the remainder of the year.

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

             Compass provided $1.4 million for loan losses in the quarter ended June 30, 2001 compared to $1.2 million in the quarter ended June 30, 2000.  The increase of $225,000 in 2001 was primarily attributable to  growth in the loan portfolio.  The total allowance (including Nantucket Bank) of $27.3 million at June 30, 2001 represented 1.07% of total loans compared to 1.06% at December 31, 2000.  At June 30, 2001, the allowance for loan losses as a percentage of non-performing loans was 276.6% compared to 410.7% at December 31, 2000.  The increase in non-performing loans in 2001 is largely attributable to one commercial loan customer with an aggregate loan balance of $2.5 million.

             Noninterest Income.  Total noninterest income was $2.9 million for the quarter ended June 30, 2001 compared to $2.3 million in the same period of 2000, an increase of  $589,000, or 25.6%.  This increase was principally caused by checking account related income, ATM/Debit card usage and, to a lesser extent, nonrecurring income of $120,000 primarily from the sale of property.

             Noninterest Expense.   Noninterest expense increased by $2.1 million or 18.4%, from $11.6 million for the quarter ended June 30, 2000 to $13.7 million for the quarter ended June 30, 2001.  This increase reflected increases in all areas of expense including salaries and employee benefits ($579,000), occupancy and equipment ($555,000), data processing ($118,000), marketing ($202,000), professional services ($136,000), and other noninterest expense ($564,000).

             Salaries and employee benefits increased $579,000, or 9.0%, during the quarter ended June 30, 2001, due to overall salary increases averaging 4.5% and increases in staffing necessitated by franchise expansion (two new branches) and the start-up of Compass’s private banking initiative.

             Occupancy and equipment expenses increased $555,000, or 39.6%, during the quarter ended June 30, 2001.  This increase was primarily due to higher costs associated with the new corporate offices and new branches in Seekonk and Mattapoisett, as well as higher utility costs caused by increases in rates charged by service providers.

             Data processing expenses increased $118,000, or 10.1%, during the quarter ended June 30, 2001 due primarily to volume-related services such as item processing and ATM usage.  These increases were partially offset by a rate decrease received from the Company’s core processing service provider.

             Marketing expenses increased $202,000, or 31.4%, during the quarter ended June 30, 2001.  This increase was attributable to production and media costs for television commercials, partially offset by decreases in promotions, print advertising and direct marketing.

             Professional services expenses increased $136,000, or 28.0%, during the quarter ended June 30, 2001.  This increase reflects consulting and legal fees associated with the start-up of Compass’s private banking initiative and other consulting services.

             Other noninterest expense increased $564,000, during the quarter ended June 30, 2001.  Exclusive of a non-recurring item related to the acquisition of Sandwich Bancorp, Inc. recognized in the quarter ended June 30, 2000, noninterest expense increased by $404,000, or 28.2% during the quarter ended June 30, 2001.  This increase reflects primarily volume-related items such as printing, supplies and telephone costs.

             Income Taxes. The effective tax rate (including Nantucket Bank) for the quarter ended June 30, 2001 was 37.3% compared to 35.8% in the same period in 2000.  This increase from 2001 reflects the impact of nondeductible goodwill amortization.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000

             The following table segregates Nantucket Bank’s impact on changes in the components of the Company’s consolidated statements of income between the six month periods ended June 30, 2001 and 2000 (in thousands):

	Six Months Ended June 30, 2001

	Consolidated	Nantucket Bank	Net	Six Months Ended June 30, 2000	Net Change

Interest income	$106,622	$13,156	$93,466	$77,593	$15,873
Interest expense	57,480	7,833	49,647	38,805	10,842
Provision for loan losses	2,875	100	2,775	2,250	525
Noninterest income	6,563	1,089	5,474	4,480	994
Noninterest expense	31,874	4,657	27,217	23,288	3,929

Income before taxes	20,956	1,655	19,301	17,730	1,571
Provision for income taxes	7,224	1,016	6,208	6,303	(95)

Net income	$13,732	$639	$13,093	$11,427	$1,666

             The remaining discussion, unless otherwise indicated, addresses the net change presented above, which excludes the impact due to the acquisition of Nantucket Bank.

             Interest Income.  Interest income for the six months ended June 30, 2001 was $93.5 million, compared to $77.6 million for the six months  ended June 30, 2000, an increase of $15.9 million, or 20.5%. The increase in interest income resulted from growth in average interest-earning assets of $395.4 million, or 18.8%, and an increase in the overall yield on interest-earning assets of 10 basis points in the 2001 period.  The principal areas of growth in average balances were related to real estate loans (up $200.6 million, or 15.8%) and indirect auto loans (up $97.3 million, or 21.6%).  Most of the real estate loan growth resulted from increased origination and retention in portfolio of one-to-four family real estate loans.  The increase in indirect auto loans resulted from the positive economic environment within Compass's local markets and the continued emphasis of this area of lending.

             Interest Expense.  Interest expense for the six months ended June 30, 2001 was $49.6 million compared to $38.8  million for the six months ended June 30, 2000, an increase of $10.8 million or 27.9%.  This increase resulted from a  27 basis point increase in the cost of all funds from 4.32% in 2000 to 4.59% in 2001, and a higher average balance of interest-bearing liabilities (up $364.3 million, or 20.3%).  Average interest-bearing deposit balances increased $183.5  million, or 12.6%, during the six months ended June 30, 2001 compared to the same period in 2000.

             Interest expense on borrowed funds increased $4.9 million in the six months ended June 30, 2001 to $15.0 million due to a $180.9 million increase in the average balance of such funds, partially offset by a 16 basis point decrease in the average rate paid on borrowed funds to 5.75% in the 2001 period.

             The increase in the cost of funds in 2001 reflects the lingering effect of the series of rate increases initiated by the Federal Reserve Board beginning in June 1999 and continuing into 2000 as well as the greater utilization of certificates of deposit and FHLB advances as funding sources.  With the series of rate reductions initiated by the Federal Reserve Board in 2001 and the scheduled maturity of nearly 90% of certificates of deposit outstanding at December 31, 2000 in 2001 (particularly in the second half of the year), management believes that Compass’s interest margin will improve during the remainder of the year.  The incremental increase of 17 basis points in the cost of funds over the yield on interest-earning assets during the six months ended June 30, 2001, as compared to the same period in 2000, reflects the faster repricing characteristics of Compass’s interest-bearing liabilities as compared to its interest-earning assets.

             Provision for Loan Losses.  Compass provided $2.8 million for loan losses in the six months ended June 30, 2001 compared to $2.3 million in the comparable prior year period.  The increase of $525,000 in 2001 was primarily attributable to the growth in the loan portfolio.

             Non-Interest Income.  Total non-interest income was $5.5 million for the six months ended June 30, 2001 compared to $4.5 million in the same period of 2000, an increase of $994,000 or 22.2%.  This increase was principally caused by increases in checking account related income, ATM/Debit card usage and, to a lesser extent, increases in loan fee income and non-recurring income of $150,000 primarily from the sale of property.

             Noninterest Expense.  Noninterest expense increased by $3.9 million, or 16.9%, from $23.3 million for the six months ended June 30, 2000 to $27.2 million for the six months ended June 30, 2001.  This increase reflected increases in all areas of expense including salaries and employee benefits ($915,000), occupancy and equipment ($1.0 million), data processing ($364,000), marketing ($253,000), professional services ($577,000) and other noninterest expense ($864,000).

             Salaries and employee benefits increased $915,000, or 7.0%, during the six months ended June 30, 2001, due to overall salary increases averaging 4.5%, increases in staffing necessitated by franchise expansion (three new branches) and the start-up of Compass’s private banking initiative as well as increases in employee health insurance costs and the ESOP.

             Occupancy and equipment expenses increased $1.0 million, or 35.2%, during the six months ended June 30, 2001.  This increase was primarily due to higher costs associated with the new corporate offices and new branches in New Bedford, Seekonk and Mattapoisett, as well as higher utility costs caused by increases in rates charged by service providers.

             Data processing expenses increased $364,000, or 15.7%, during the six months ended June 30, 2001 due primarily to volume-related services such as item processing, expanded branch and ATM networks and ATM/Debit card usage.  These increases were partially offset by a rate decrease received on certain services from the Company’s core processing service provider.

             Marketing expenses increased $253,000, or 21.6%, during the six months ended June 30, 2001.  This increase was attributable to production and media costs for television commercials, partially offset by decreases in promotions, print advertising and direct marketing.

             Professional services expenses increased $577,000, or 71.8%, during the six months  ended June 30, 2001.  This increase primarily reflects consulting and legal fees associated with the start-up of Compass’s private banking initiative, certain non-recurring costs for tax services, costs associated with an assessment of the risk management function and other consulting services.

             Other noninterest expense increased $864,000, or 32.1%, during the six months ended June 30, 2001.  Exclusive of a non-recurring item related to the acquisition of Sandwich Bancorp, Inc. recognized in 2000, noninterest expense increased by 19.8% during 2001.  This increase reflects primarily volume-related items such as printing, supplies and telephone costs.

             Income Taxes. The effective tax rate (including Nantucket Bank) for the six months ended June 30, 2001 was 34.5% compared to 35.6% in the same period in 2000.  In 2001, the Company completed an analysis addressing the impact of a recent Tax Court decision on the deductibility of certain merger-related costs incurred in connection with the acquisition of Sandwich Bancorp, Inc. in 1998.  Based on this analysis, the provision for income taxes was reduced by $479,000 for the six months ended June 30, 2001.  Exclusive of this non-recurring item, the effective tax rate in 2001 was 36.8%.  This increase from 2000 reflects the impact of nondeductible goodwill amortization.

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

             As voluntary members of the Federal Home Loan Bank of Boston (FHLB), Compass and Nantucket Bank are entitled to borrow an amount up to the value of their qualified collateral that has not been pledged to others.  Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit at the FHLB.  At June 30, 2001, Compass and Nantucket Bank had approximately $338.2 million and $56.7 million, respectively, in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock.  Use of this borrowing capacity may also be impacted by regulatory capital requirements.

             Liquidity management is both a daily and long-term function of business management.  The measure of a bank’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  At June 30, 2001, the Company maintained cash and due from banks, federal funds sold and debt securities maturing within one year of $196.3 million, or 6.23% of total assets.  The Company invests excess funds, if any, in federal funds sold which provides liquidity to meet lending requirements.  During 2001, the Company borrowed from the FHLB approximately $75 million more than was required to meet its immediate needs in order to take advantage of interest rates which management considered to be favorable.  In addition, these borrowings provide liquidity in the event the Company experiences deposit outflows during the remainder of 2001.  This outflow may occur due to certificate of deposit customers who, based on current rates, may experience a substantial reduction in their reinvestment rate.  At June 30, 2001, these additional funds were invested in federal funds sold and short-term investments.

             At June 30, 2001, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $258.0 million.  The Company anticipates that it will have sufficient funds available to meet its current loan commitments.  Certificates of deposit maturing within one year from June 30, 2001 amounted to $855.2 million.  The Company expects that a significant portion of maturing certificate accounts will be retained as deposits at maturity.

             The Company’s and the Banks’ capital ratios at June 30, 2001 were as follows:

	Seacoast Financial	Compass	Nantucket Bank

Total Capital (to risk weighted assets)	13.47%	12.17%	15.61%
Tier 1 Capital (to risk weighted assets)	12.20	10.98	14.34
Tier 1 Capital (to average assets)	8.54	7.89	9.11

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

             As of June 30, 2001, the Company's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

	Percentage Change in Estimated
	Net Interest Income Over:

	12 Months	24 Months

300 basis point increase in rates	(8.34)%	(7.04)%
200 basis point increase in rates	(0.45)%	(2.88)%

             Based on the scenario above, net income would be adversely affected (within internal guidelines) in both the twelve and twenty-four month periods.  For each one percent change in net interest income, the effect on net income would be $750,000 assuming a 36% tax rate.

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

Item 4.  Submission of Matters to A Vote of Security Holders

             The Company held its annual meeting of stockholders on May 17, 2001 at which time the four nominees for director, as set forth in the proxy materials for the meeting, were elected with the following votes cast:

	For	Withheld

Glen F. Johnson	13,208,574	128,813
J. Louis LeBlanc	13,208,320	129,067
Frederic D. Legate	13,209,033	128,354
A. William Munro	13,210,833	126,554
Item 5.  Other Information

             Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:
2.1	Agreement and Plan of Merger by and between Seacoast Financial Services Corporation and Home Port Bancorp, Inc. date as of July 20, 2000++++++
2.2	Stock Option Agreement between Home Port Bancorp, Inc. and Seacoast Financial Services Corporation dated as of July 20, 2000++++++
3.1	Articles of Organization of Seacoast Financial Services Corporation+++
3.2	By-Laws of Seacoast Financial Services Corporation+++
4	Specimen certificate for the common stock of Seacoast Financial Services Corporation++
10.1*	Form of Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and Kevin G. Champagne+
10.2*	Form of Employment Agreement by and among Compass Bank for Savings, Seacoast Financial Services Corporation and certain Officers of Compass Bank for Savings+
10.3*	Form of Change in Control Agreements by and among Seacoast Financial Services Corporation, Compass Bank for Savings, Kevin G. Champagne and certain other Officers of Compass Bank for Savings+
10.4*	Form of Change in Control Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and certain Officers of Compass Bank for Savings+
10.5*	Form of Executive Salary Continuation Agreements made and entered into by and between Compass Bank for Savings and Kevin G. Champagne, Arthur W. Short, John D. Kelleher and Francis S. Mascianica and forms of amendments thereto+
10.6*	Trust Agreement, made as of December 18, 1992, by and between Compass Bank for Savings and Shawmut Bank, N.A.+
10.7*	Compass Bank for Savings January 2000 Incentive Compensation Plan +++++
10.12*	Compass Bank for Savings Executive Deferred Compensation Plan+
10.13*	Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan+
10.17*	Sandwich Co-operative Bank 1992 Directors Deferred Compensation Plan++
10.20*	Seacoast Financial Services Corporation 1999 Stock Incentive Plan++++
11	A statement regarding earnings per share is included in Item 1, Note 5, of this report.
b.	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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

++++         Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 1999.

+++++      Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000.

++++++Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seacoast Financial Services Corporation

(Registrant)

Date: August 10, 2001	By /s/ Kevin G. Champagne

Kevin G. Champagne
President and Chief Executive Officer

Date: August 10, 2001	By /s/ Francis S. Mascianica, Jr.

Francis S. Mascianica, Jr.
Treasurer, as Principal Financial and
Accounting Officer