Form 10-Q
period 2001-09-30
SEACOAST FINANCIAL SERVICES CORP
filed 2001-11-13
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

At November 9, 2001, the Company had 24,625,136 shares of common stock outstanding.

SEACOAST FINANCIAL SERVICES CORPORATION

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2001	2000
ASSETS:
Cash and due from banks	$104,265	$101,665
Federal funds sold	107,313	5,848
Short-term investment	10,000	—
Total cash and cash equivalents	221,578	107,513
Investment securities—
Available-for-sale, at fair value	338,032	248,855
Held-to-maturity, at amortized cost	22,730	29,728
Restricted equity securities	40,837	28,974
Loans held-for-sale	32,235	13,666
Loans, net (Note 3)	2,557,603	2,338,251
Accrued interest receivable	14,725	14,927
Banking premises and equipment, net	51,797	50,878
Other real estate owned, net	358	86
Net deferred tax asset	9,984	11,247
Intangible assets, net (Note 2)	35,457	38,800
Other assets	10,590	7,840
Total assets	$3,335,926	$2,890,765

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits (Note 4)	$2,182,845	$1,989,630
Short-term borrowings	36,820	31,427
Federal Home Loan Bank advances	782,682	556,958
Other borrowings	1,838	1,881
Mortgagors’ escrow payments	5,543	4,428
Accrued expenses and other liabilities	22,174	18,253
Total liabilities	3,031,902	2,602,577
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity (Notes 7 and 8):
Preferred stock, par value $.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock, par value $.01 per share; authorized 100,000,000 shares; 26,758,136 shares issued	268	268
Additional paid-in capital	153,127	152,795
Treasury stock, at cost, 2,129,000 shares in 2001 and 1,799,775 shares in 2000	(22,961)	(17,990)
Retained earnings	182,666	166,865
Accumulated other comprehensive income	4,219	791
Unearned compensation - ESOP and restricted stock	(13,027)	(14,384)
Shares held in employee trust	(268)	(157)
Total stockholders’ equity	304,024	288,188
Total liabilities and stockholders’ equity	$3,335,926	$2,890,765

See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
INTEREST AND DIVIDEND INCOME:
Interest on loans	$49,190	$38,803	$144,902	$107,893
Interest and dividends on investment securities	4,732	4,235	14,445	12,704
Interest on federal funds sold and short-term investments	1,427	266	2,624	300
Total interest and dividend income	55,349	43,304	161,971	120,897
INTEREST EXPENSE:
Interest on deposits	18,221	16,965	55,995	45,667
Interest on borrowed funds	10,839	5,979	30,545	16,082
Total interest expense	29,060	22,944	86,540	61,749
Net interest income	26,289	20,360	75,431	59,148
PROVISION FOR LOAN LOSSES	1,550	1,250	4,425	3,500
Net interest income after provision for loan losses	24,739	19,110	71,006	55,648
NONINTEREST INCOME:
Deposit and other banking fees	2,471	1,819	6,488	4,704
Loan servicing fees, net	246	158	775	502
Merchant card fee income, net	239	205	526	421
Other loan fees	299	179	1,019	602
Gain on sales of investment securities, net	57	—	71	4
Gain on sales of loans, net	107	27	328	28
Other income	267	540	1,042	1,147
Total noninterest income	3,686	2,928	10,249	7,408
NONINTEREST EXPENSE:
Salaries and employee benefits	8,230	6,549	24,281	19,705
Occupancy and equipment expenses	2,116	1,867	6,484	4,714
Data processing expenses	1,566	1,309	4,610	3,631
Marketing expenses	665	844	2,197	2,012
Professional services expenses	719	431	2,202	1,235
Amortization of intangibles (Notes 2 and 9)	732	148	2,202	452
Other operating expenses	1,963	1,612	5,889	4,299
Total noninterest expense	15,991	12,760	47,865	36,048
Income before provision for income taxes	12,434	9,278	33,390	27,008
PROVISION FOR INCOME TAXES	4,400	3,183	11,624	9,486
Net income	$8,034	$6,095	$21,766	$17,522
EARNINGS PER SHARE (Note 5):
Basic	$0.34	$0.26	$0.93	$0.74
Diluted	$0.34	$0.26	$0.92	$0.74

See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Unaudited)

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP/Restricted Stock	Shares Held in Employee Trust	Total
Balance, December 31, 1999	$268	$152,702	$(9,310)	$149,256	$(2,430)	$(16,326)	$(139)	$274,021
Repurchase of common stock (Note 7)	—	—	(6,641)	—	—	—	—	(6,641)
Net income	—	—	—	17,522	—	—	—	17,522
Other comprehensive income — Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment	—	—	—	—	1,521	—	—	1,521
Comprehensive income								19,043
Cash dividends - $.19 per share	—	—	—	(4,633)	—	—	—	(4,633)
Amortization of unearned compensation	—	(15)	—	—	—	1,490	—	1,475
Other	—	102	—	—	—	—	(15)	87
Balance, September 30, 2000	$268	$152,789	$(15,951)	$162,145	$(909)	$(14,836)	$(154)	$283,352
Balance, December 31, 2000	$268	$152,795	$(17,990)	$166,865	$791	$(14,384)	$(157)	$288,188
Exercise of stock options	—	18	221	—	—	—	—	239
Repurchase of common stock (Note 7)	—	—	(5,192)	—	—	—	—	(5,192)
Net income	—	—	—	21,766	—	—	—	21,766
Other comprehensive income — Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment	—	—	—	—	3,428	—	—	3,428
Comprehensive income								25,194
Cash dividends - $.25 per share	—	—	—	(5,965)	—	—	—	(5,965)
Amortization of unearned compensation	—	183	—	—	—	1,357	—	1,540
Other	—	131	—	—	—	—	(111)	20
Balance, September 30, 2001	$268	$153,127	$(22,961)	$182,666	$4,219	$(13,027)	$(268)	$304,024

See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Unaudited)

(In Thousands)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,766	$17,522
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	2,984	1,956
Amortization and accretion, net	43	54
Purchase accounting amortization, net	1,968	439
Stock-based compensation	1,540	1,475
Provision for loan losses	4,425	3,500
Gain on sales of investment securities, net	(71)	(4)
Gain on sale of fixed assets	(99)	(252)
Other real estate owned income	(47)	—
Provision (benefit) for deferred taxes	(1,208)	(776)
Originations of loans held-for-sale	(23,974)	(366)
Proceeds from sales of loans originated for sale	29,534	1,150
Gain on sales of loans, net	(328)	(28)
Net (increase) decrease in accrued interest receivable	202	(2,295)
Net increase in other assets	(2,460)	(47)
Net increase in accrued expenses and other liabilities	3,921	206
Net cash provided by operating activities	38,196	22,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in short-term investments, net	—	228
Purchase of securities classified as available-for-sale	(147,186)	(41,547)
Purchase of securities classified as held-to-maturity	(3,195)	(1,000)
Purchase of restricted equity securities	(11,959)	(3,859)
Proceeds from sales, calls, paydowns and maturities of securities classified as available-for-sale	63,334	56,536
Proceeds from calls, paydowns and maturities of securities classified as held-to-maturity	10,191	1,000
Proceeds from sale of restricted equity securities	96	—
Purchase of loans	(1,557)	(14,106)
Net increase in loans	(245,716)	(269,024)
Recoveries of loans previously charged off	458	297
Proceeds from sales of other real estate owned	540	467
Proceeds from sales of fixed assets	267	208
Purchase of premises and equipment	(4,099)	(17,590)
Net cash used in investing activities	(338,826)	(288,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in NOW, money market deposit and demand deposit accounts	166,831	52,053
Increase in passbook and other savings accounts	30,169	5,374
Increase (decrease) in certificates of deposit	(3,740)	173,913
Advances from Federal Home Loan Bank	369,946	325,000
Repayments of Federal Home Loan Bank advances	(144,189)	(251,917)
Increase (decrease) in short-term and other borrowings	5,350	(7,046)
Increase in mortgagors’ escrow payments	1,115	529
Exercise of stock options	239	—
Tax benefit of stock awards	131	—
Repurchase of common stock	(5,192)	(6,641)
Cash dividends	(5,965)	(4,633)
Net cash provided by financing activities	414,695	286,632

Net Increase in Cash and Cash Equivalents	114,065	20,776
Cash and Cash Equivalents, Beginning of Year	107,513	60,351
Cash and Cash Equivalents, End of Period	$221,578	$81,127

Supplemental Disclosure of Cash Flow Information:
Interest paid on deposits and borrowed funds	$85,599	$61,566
Income taxes paid	13,858	10,480

Supplemental Disclosure of Noncash Transactions:
Transfer from loans to loans held-for-sale	23,801	—
Transfers from loans to other real estate owned	833	684
Financed sales of other real estate owned	68	222

See accompanying notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000

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

The Company’s pro forma summarized results of operations for the three months and nine months ended September 30, 2000, assuming Home Port had been acquired as of January 1, 1999, are as follows (in thousands):

	Three Months	Nine Months
	Ended September 30	Ended September 30
Interest income	$49,832	$139,923
Interest expense	26,762	73,002
Net interest income	23,070	66,921
Provision for loan losses	1,300	3,650
Noninterest income	3,371	8,688
Noninterest expense	15,748	44,031
Income before taxes	9,393	27,928
Provision for income taxes	3,563	10,627
Net income	$5,830	$17,301
Earnings per share - diluted	$0.24	$0.73

Included in noninterest expense in the pro forma results of operations for the three and nine month periods ended September 30, 2000, are certain costs incurred by Home Port in connection with its acquisition by the Company totaling $293,000 which reduced the pro forma earnings per share by $.01 in both periods.

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and amounted to $36.4 million.  Goodwill is being amortized on a straight-line basis over 15 years.  Amortization expense was $606,000 and $1.8 million for the three months and nine months ended September 30, 2001, respectively.  See Note 9 for a discussion of recent accounting pronouncements which will affect the amortization of goodwill beginning in 2002.

(3)   LOANS

The loan portfolio consisted of the following:

	September 30, 2001	December 31, 2000
	(In thousands)
Real estate loans:
Residential (one-to-four family)	$1,313,995	$1,212,595
Commercial	339,415	322,724
Home equity lines of credit	43,053	39,932
Construction	109,877	109,360
Total real estate loans	1,806,340	1,684,611
Commercial loans	120,798	100,789
Consumer loans:
Indirect auto loans	603,742	528,653
Less-unearned discount	2,472	6,781
Indirect auto loans, net	601,270	521,872
Other	57,932	56,060
Total consumer loans, net	659,202	577,932
Total loans	2,586,340	2,363,332
Less-allowance for loan losses	28,737	25,081
	$2,557,603	$2,338,251

Non-accrual loans amounted to $6,107,000 and $10,405,000 at December 31, 2000 and September 30, 2001, respectively.

(4)  DEPOSITS

A summary of deposit balances is as follows:

	September 30, 2001	December 31, 2000
	(In thousands)
Demand deposit accounts	$197,512	$159,740
NOW and money market deposit accounts	706,837	577,778
Passbook and other savings accounts	265,639	235,470
Total non-certificate accounts	1,169,988	972,988

Certificates of deposit -
Term certificates of $100,000 and over	274,153	265,583
Term certificates less than $100,000	738,704	751,059
Total certificates of deposit	1,012,857	1,016,642
	$2,182,845	$1,989,630

(5)  EARNINGS PER SHARE (EPS)

Basic EPS for the three months and nine months ended September 30, 2000 and 2001 was computed based on the weighted average number of shares outstanding during the periods using the following share balances:

	2001	2000
Three months ended	23,417,024	23,676,632
Nine months ended	23,436,616	23,805,809

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

(6)  BUSINESS SEGMENT INFORMATION

The Company has identified its reportable operating business segment as “Community Banking.”  The community banking business segment consists of commercial and retail banking.  Banking services are provided within the framework of two full-service community banks which have similar economic characteristics, products and services, distribution channels and regulatory environments.  Accordingly, disaggregated segment information for each bank is not presented.  The community banking segment derives its revenues from a wide range of banking services, including investing and lending activities and acceptance of demand, savings and time deposits, merchant credit card services as well as servicing loans for investors.  There is no major customer, as defined, and the banks operate within a single geographic area (southeastern Massachusetts, including the islands of Martha’s Vineyard and Nantucket).

Non-reportable operating segments of the Company’s operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below.  These non-reportable segments include the Parent Company.

Reportable segment specific information and reconciliation to consolidated financial information as of

September 30, 2001 and 2000 and for the nine month periods then ended are as follows (in thousands):

September 30, 2001	Community Banking	Other	Other Adjustments and Eliminations	Consolidated
Investment securities	$397,748	$3,851	$—	$401,599
Net loans	2,557,603	10,368	(10,368)	2,557,603
Total assets	3,331,667	304,838	(300,579)	3,335,926
Total deposits	2,182,845	—	—	2,182,845
Total borrowings	821,340	—	—	821,340
Total liabilities	3,031,088	814	—	3,031,902
Net interest income	75,294	746	(609)	75,431
Provision for loan losses	4,425	—	—	4,425
Noninterest income	10,249	—	—	10,249
Noninterest expense	46,893	972	—	47,865
Net income	21,925	21,766	(21,925)	21,766

September 30, 2000	Community Banking	Other	Other Adjustments and Eliminations	Consolidated
Investment securities	$260,853	$3,339	$—	$264,192
Net loans	2,009,249	10,646	(10,646)	2,009,249
Total assets	2,426,830	283,673	(279,979)	2,430,524
Total deposits	1,746,962	—	—	1,746,962
Total borrowings	380,659	—	—	380,659
Total liabilities	2,146,850	322	—	2,147,172
Net interest income	59,049	724	(625)	59,148
Provision for loan losses	3,500	—	—	3,500
Total noninterest income	7,408	—	—	7,408
Total noninterest expense	35,233	815	—	36,048
Net income	17,568	17,522	(17,568)	17,522

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

As of November 9, 2001, the Company had repurchased 2,717,000 shares of its common stock under these programs at a total cost of $29,908,409, of which 2,710,000 shares at a cost of $29,814,049 had been repurchased as of September 30, 2001.

(8)  QUARTERLY CASH DIVIDEND

On October 25, 2001, the Board of Directors voted the payment of a quarterly cash dividend of $.09 per share.  The dividend is payable on November 23, 2001 to stockholders of record on November 9, 2001.

(9)   RECENT ACCOUNTING PRONOUNCEMENTS

In June  2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” which is effective for transactions initiated after June 30, 2001.  Under SFAS No. 141, all business combinations must be accounted for using the purchase method of accounting; use of the pooling-of-interests method is no longer permitted.  In addition, this Statement requires that certain intangible assets acquired in a business combination be recognized apart from goodwill.

Under the transition provisions of SFAS No. 141, no change in the amount of the purchase price assigned to the assets acquired and liabilities assumed in a business combination completed before July 1, 2001 and accounted for by the purchase method shall occur except for certain identified intangible assets which were separately recognized at the time of the transaction.  Based on information currently available, management does not believe that any reclassification of intangible assets recognized in connection with the Company’s acquisition of Home Port in December 2000 will be required as a result of the application of SFAS No. 141.

In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001.  Under current accounting standards, goodwill resulting from a business combination is amortized against income over its estimated useful life.  Under SFAS No. 142, goodwill is generally no longer amortized as an expense after 2001 but instead is reviewed and tested for impairment using a fair value methodology prescribed in this Statement.  Goodwill will be tested for impairment at least annually or more frequently as a result of an event or change in circumstances (e.g. recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary.  Based on its assessment of the current economic environment, management does not anticipate any realization issues related to the goodwill reflected in the accompanying consolidated balance sheet that would require an impairment adjustment upon adoption of SFAS No. 142.

(10)     PENDING BRANCH ACQUISITION

On September 6, 2001, Compass entered into a Purchase and Assumption Agreement to assume all of the deposit liabilities of Charter Bank’s Hyannis, Massachusetts office for cash and an insignificant balance of deposit-related loans.  Compass will pay a premium of 5% of the stated balance of deposits, which are expected to be approximately $25 million at the time of closing.  Following completion of the transaction, which is expected to occur in December 2001, Charter Bank will close its Hyannis branch at which time customer accounts will be transferred to an existing Compass branch in Hyannis.

(11)     SUBSEQUENT EVENT - SETTLEMENT OF PENSION PLAN

On October 15, 2001, Compass settled its obligations under its defined benefit pension plan by distributing lump-sum payments and purchasing nonparticipating annuity contracts for all participants.  In connection with this settlement, Compass recognized a non-recurring gain of approximately $1.5 million in October 2001.

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

Acquisition of Home Port

On December 31, 2000, the Company completed its acquisition of Home Port and its bank subsidiary, Nantucket Bank, in a transaction accounted for under the purchase method of accounting.  Accordingly, while the consolidated assets and liabilities of Home Port are reflected in the Company’s consolidated balance sheets at September 30, 2001 and December 31, 2000, the results of operations of Home Port for the three and nine month periods ended September 30, 2000 are not included in the Company’s consolidated statements of income for those periods.  The impact of this acquisition on the consolidated statements of income for the three and nine month periods ended September 30, 2001 has been segregated in the accompanying discussion of the comparison of operating results for 2001 and 2000.

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Total assets increased by $445.1 million from $2,890.8 million at December 31, 2000 to $3,335.9 million at September 30, 2001.  During the nine months ended September 30, 2001, the loan portfolio, excluding loans held-for-sale, increased by $223.0 million, or 9.4%, which was funded principally by additional Federal Home Loan Bank advances.  During the first half of 2001, the Company’s borrowings from the Federal Home Loan Bank (FHLB) exceeded its actual funding needs.  This was done for two reasons.  First, management considered the interest rates offered by the FHLB to be favorable.  In addition, these borrowings provided liquidity in the event of possible deposit outflows in 2001 due to the likely repricing of maturing certificates of deposit to substantially lower rates.  As a result of this strategy, at June 30, 2001, the Company held federal funds sold and other cash equivalents of $75 million in excess of its historical levels.

During the third quarter of 2001, the Company experienced core deposit growth of $126 million, or 12.1%.  This increase was partially attributable to seasonal factors but is believed by management to be primarily caused by the decline in the stock market in the wake of an economic slowdown and the acts of terrorism against the United States occurring in September 2001.  With this significant influx of deposits, the Company increased its investment portfolio by $94.0 million, or 30.7%, with most new investments maturing in 6-12 months.  With some moderation in loan growth during the third quarter of 2001, federal funds sold and other cash equivalents increased to approximately $110 million in excess of historical levels at September 30, 2001.

The increase in loans occurred primarily in the residential mortgage, indirect auto and commercial loan portfolios.  From December 31, 2000 to September 30, 2001, residential mortgage loans increased by $101.4 million, or 8.4%, indirect auto loans (net of unearned discounts) increased by $79.4 million, or 15.2% and commercial loans increased by $20.0 million, or 19.9%.  During the third quarter of 2001, management of Compass decided to begin to sell fixed rate residential mortgage loans having terms of 15 years or less, at which time $23.8 million of such loans were reclassified to held-for-sale status.  This decision will likely result in a reduction in the future rate of growth in residential mortgage loans compared to recent years as the majority of current originations of such loans have fixed rates due to the favorable interest rates currently available.  Compass has continued  to emphasize the origination of indirect auto loans through its network of automobile dealers which has been expanded to include dealers in communities contiguous to the metropolitan Boston area.  The growth in commercial loans was primarily with existing customers to fund business expansion and seasonal borrowing needs.

Total deposits at September 30, 2001 were $2,182.8 million, an increase of $193.2 million, or 9.7%, compared to $1,989.6 million at December 31, 2000.  Core deposit account balances increased by $197.0 million, or 20.2%, during the first nine months of 2001.  Certificates of deposit declined by $3.8 million reflecting the impact of the lower interest rates currently being offered.

The increase in stockholders’ equity of $15.8 million to $304.0 million at September 30, 2001 resulted from the net income of $21.8 million for the nine months ended September 30, 2001 and an increase of $3.4 million in the market value of investment securities available for sale, net of taxes, which were partially offset by cash dividends and stock repurchases totaling $11.2 million.  During 1999 and 2000, the Company announced three stock repurchase programs aggregating 3,486,212 shares.  As of November 9, 2001, 2,717,000 shares had been repurchased leaving up to 769,212 shares for repurchase.  Management expects to repurchase the remaining shares under these programs over the next six to nine months.

Comparison of Operating Results for the Quarters Ended September 30, 2001 and 2000

As previously noted, the acquisition of Home Port on December 31, 2000 had a significant impact on changes in the components of the Company’s consolidated statements of income between the quarters ended September 30, 2001 and 2000.  The following table segregates Nantucket Bank’s impact on such changes (in thousands):

	Quarter Ended September 30, 2001			Quarter Ended September 30, 2000
		Nantucket			Net
	Consolidated	Bank	Net		Changes
Interest income	$55,349	$6,705	$48,644	$43,304	$5,340
Interest expense	29,060	3,793	25,267	22,944	2,323
Provision for loan losses	1,550	50	1,500	1,250	250
Noninterest income	3,686	675	3,011	2,928	83
Noninterest expense	15,991	2,467	13,524	12,760	764
Income before taxes	12,434	1,070	11,364	9,278	2,086
Provision for income taxes	4,400	588	3,812	3,183	629
Net income	$8,034	$482	$7,552	$6,095	$1,457

The remaining discussion, unless otherwise indicated, addresses the net changes presented above, which excludes the impact due to the acquisition of Nantucket Bank.

Interest Income.  Interest income for the quarter ended September 30, 2001 was $48.6 million compared to $43.3 million for the quarter ended  September 30, 2000, an increase of $5.3 million, or 12.3%.  The increase in interest income resulted from growth in average interest-earning assets of $449.8 million, or 19.9%, partially offset by a decrease in the overall yield on interest-earning assets of 48 basis points in the 2001 period.  The principal areas of growth in average balances were related to real estate loans (up $168.9 million, or 12.4%) and indirect auto loans (up $90.7 million, or 18.3%).  Most of the real estate loan growth resulted from increased originations of one-to-four family residential mortgage loans caused by favorable interest rates.  The increase in indirect auto loans resulted from the continued geographic expansion of the network of participating dealers.

Interest Expense.  Interest expense for the quarter ended September 30, 2001 was $25.3 million compared to $22.9 million for the quarter ended September 30, 2000, an increase of $2.3 million, or 10.1%.  This increase resulted from a higher average balance of interest-bearing liabilities (up $407.8 million, or 21.0%), partially offset by a 42 basis points decrease in the cost of funds from 4.72% in 2000 to 4.30% in 2001.  Average interest-bearing deposit balances increased $150.5 million, or 9.6%, during the quarter ended September 30, 2001 compared to the same period in 2000.

Interest expense on borrowed funds increased $2.7 million in the quarter ended September 30, 2001 due to a $257.3 million  increase in the average balance of such funds, partially offset by an 89 basis points decrease in the average rate paid on borrowed funds to 5.44% in the 2001 period.

Provision for Loan Losses.  The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb future charge-offs of loans deemed uncollectible.  In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of nonperforming and other classified loans.  The amount of the allowance is based on estimates and  ultimate losses may vary from such estimates.  Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly in order to maintain the adequacy of the allowance.

Compass provided $1.55 million for loan losses in the quarter ended September 30, 2001 compared to $1.25 million in the quarter ended September 30, 2000.  The increase of $300,000 in 2001 was primarily attributable to  growth in the loan portfolio.  The total allowance (including Nantucket Bank) of $28.7 million at September 30, 2001 represented 1.11% of total loans compared to 1.06% at December 31, 2000.  At September 30, 2001, the allowance for loan losses as a percentage of non-performing loans was 276.2% compared to 410.7% at December 31, 2000.  The increase in non-performing loans in 2001 was  largely attributable to one commercial loan customer with an aggregate loan balance of $2.5 million.

Noninterest Income.  Total noninterest income was $3.0 million for the quarter ended September 30, 2001 compared to $2.9 million in the same period of 2000.  Exclusive of a non-recurring gain of $250,000 on the disposition of banking premises and equipment in 2000, noninterest income increased $333,000, or 11.4%, in 2001.  This increase was principally caused by checking account related income, ATM/Debit card usage and loan fee income.

Noninterest Expense.   Noninterest expense increased by $764,000, or 6.0%, from $12.8 million for the quarter ended September 30, 2000 to $13.5 million for the quarter ended September 30, 2001 resulting from increases in salaries and employee benefits ($635,000), professional services expenses ($204,000) and other noninterest expense ($151,000).  Such increases were partially offset by an aggregate decrease of $226,000 in all other categories of noninterest expenses, principally marketing.

Salaries and employee benefits increased $635,000, or 9.7%, during the quarter ended September 30, 2001, due to overall salary increases averaging 4.5% and increases in staffing necessitated by franchise expansion (two new branches) and the start-up of Compass’s private banking initiative.

Professional services expenses increased $204,000, or 43.7%, during the quarter ended September 30, 2001.  This increase reflected consulting and legal fees associated with the start-up of Compass’s private banking initiative and other legal and consulting services.

Marketing expenses decreased $218,000, or 34.8%, during the quarter ended September 30, 2001.  This decrease was attributable to a planned reduction in the airing of recently produced television commercials during the summer months (which commercials began airing again in October) and higher than normal costs incurred in the third quarter of 2000 due to the grand opening of the Company’s new corporate offices and a program targeting potential customers impacted by the branch divestitures required by the Fleet/Bank Boston merger.

Other noninterest expense increased $151,000 during the quarter ended September 30, 2001.  Exclusive of a non-recurring item related to the acquisition of Sandwich Bancorp, Inc. recognized in the quarter ended September 30, 2000, noninterest expense increased by $26,000, or 1.6%, during the quarter ended September 30, 2001.

Income Taxes. The effective tax rate (including Nantucket Bank) for the quarter ended September 30, 2001 was 35.4% compared to 34.3% in the same period in 2000.  This increase reflected the impact of nondeductible goodwill amortization resulting from the Home Port acquisition.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000

The following table segregates Nantucket Bank’s impact on changes in the components of the Company’s consolidated statements of income between the nine month periods ended September 30, 2001 and 2000 (in thousands):

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000	Net Changes
		Nantucket
	Consolidated	Bank	Net
Interest income	$161,971	$19,861	$142,110	$120,897	$21,213
Interest expense	86,540	11,626	74,914	61,749	13,165
Provision for loan losses	4,425	150	4,275	3,500	775
Noninterest income	10,249	1,765	8,484	7,408	1,076
Noninterest expense	47,865	7,125	40,740	36,048	4,692
Income before taxes	33,390	2,725	30,665	27,008	3,657
Provision for income taxes	11,624	1,604	10,020	9,486	534
Net income	$21,766	$1,121	$20,645	$17,522	$3,123

The remaining discussion, unless otherwise indicated, addresses the net changes presented above, which excludes the impact due to the acquisition of Nantucket Bank.

Interest Income.  Interest income for the nine months ended September 30, 2001 was $142.1 million compared to $120.9 million for the nine months ended September 30, 2000, an increase of $21.2 million, or 17.5%.  The increase in interest income resulted from growth in average interest-earning assets of $413.9 million, or 19.2%, partially offset by a decrease in the overall yield on interest-earning assets of 11 basis points in the 2001 period.  The principal areas of growth in average balances were related to real estate loans (up $190.1 million, or 14.6%) and indirect auto loans (up $95.1 million, or 20.4%).  Most of the real estate loan growth resulted from increased originations and retention in portfolio, until September 2001, of one-to-four family residential mortgage loans.  The increase in indirect auto loans resulted from the continued geographic expansion of the network of participating dealers.

Interest Expense.  Interest expense for the nine months ended September 30, 2001 was $74.9 million compared to $61.7 million for the nine months ended September 30, 2000, an increase of $13.2 million or 21.3%.  This increase resulted from a higher average balance of interest-bearing liabilities (up $379.1 million, or 20.5%) and a 3 basis points increase in the cost of all funds from 4.46% in 2000 to 4.49% in 2001.  Average interest-bearing deposit balances increased $172.5 million, or 11.6%, during the nine months ended September 30, 2001 compared to the same period in 2000.

Interest expense on borrowed funds increased $7.6 million in the nine months ended September 30, 2001 to $23.7 million due to a $206.6 million increase in the average balance of such funds, partially offset by a 43 basis points decrease in the average rate paid on borrowed funds to 5.63% in the 2001 period.

The small increase in the cost of funds in 2001 reflected the lingering effect of the series of rate increases initiated by the Federal Reserve Board beginning in September 1999 and continuing into 2000 as well as the greater utilization of certificates of deposit and FHLB advances as funding sources during that period.  With the series of rate reductions initiated by the Federal Reserve Board in 2001 and the scheduled maturity of $450 million of certificates of deposit in the fourth quarter of 2001, management expects Compass’s interest margin to improve in the fourth quarter.

Provision for Loan Losses.  Compass provided $4.3 million for loan losses in the nine months ended September 30, 2001 compared to $3.5 million in the comparable prior year period.  The increase of $775,000 in 2001 was primarily attributable to the growth in the loan portfolio.

Noninterest Income.  Total noninterest income was $8.5 million for the nine months ended September 30, 2001 compared to $7.4 million in the same period of 2000, an increase of $1.1 million, or 14.5%.  This increase was principally caused by increases in checking account related income, ATM/Debit card usage and, to a lesser extent, increases in loan fee income.

Noninterest Expense.  Noninterest expense increased by $4.7 million, or 13.0%, from $36.0 million for the nine months ended September 30, 2000 to $40.7 million for the nine months ended September 30, 2001.  This increase reflected increases in all areas of expense including salaries and employee benefits ($1.5 million), occupancy and equipment ($1.0 million), data processing ($392,000), marketing ($34,000), professional services ($782,000) and other noninterest expense ($1.0 million).

Salaries and employee benefits increased $1.5 million, or 7.9%, during the nine months ended September 30, 2001, due to overall salary increases averaging 4.5% ($637,000), increases in staffing necessitated by three new branches and the start-up of Compass’s private banking initiative ($875,000) as well as increases in employee health insurance costs and the ESOP.

Occupancy and equipment expenses increased $1.0 million, or 20.9%, during the nine months ended September 30, 2001.  This increase was primarily due to higher costs associated with the new corporate offices which opened during the third quarter of 2000 and new branches in Dennis, Seekonk and Mattapoisett, as well as higher utility costs caused by increases in rates charged by service providers.

Data processing expenses increased $392,000, or 10.8%, during the nine months ended September 30, 2001 due primarily to volume-related services such as item processing, expanded branch and ATM networks and ATM/Debit card usage.  These increases were partially offset by a rate decrease received on certain services from the Company’s core processing service provider.

Marketing expenses increased $34,000, or 1.7%, during the nine months ended September 30, 2001.  This increase was attributable to production and media costs for television commercials, partially offset by costs incurred in 2000 related to the grand opening of the Company’s new corporate offices and a program targeting potential customers impacted by the branch divestitures required by the Fleet/Bank Boston merger.

Professional services expenses increased $782,000, or 63.3%, during the nine months  ended September 30, 2001.  This increase primarily reflected consulting and legal fees associated with the start-up of Compass’s private banking initiative, certain non-recurring costs for tax services, costs associated with an assessment of the risk management function and other legal and consulting services.

Other noninterest expense increased $1.0 million, or 23.6%, during the nine months ended September 30, 2001.  Exclusive of a non-recurring item related to the acquisition of Sandwich Bancorp, Inc. recognized in 2000, noninterest expense increased by 13.0% during 2001.  This increase reflects primarily volume-related items such as printing, postage, and telephone costs.

Income Taxes. The effective tax rate (including Nantucket Bank) for the nine months ended September 30, 2001 was 34.8% compared to 35.1% in the same period in 2000.  In 2001, the Company completed an analysis addressing the impact of a recent Tax Court decision on the deductibility of certain merger-related costs incurred in connection with the acquisition of Sandwich Bancorp, Inc. in 1998.  Based on this analysis, the provision for income taxes was reduced by $479,000 for the nine months ended September 30, 2001.  Exclusive of this non-recurring item, the effective tax rate in 2001 was 36.2%.  This increase from 2000 reflected the impact of nondeductible goodwill amortization resulting from the Home Port acquisition.

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

As voluntary members of the Federal Home Loan Bank of Boston (FHLB), Compass and Nantucket Bank are entitled to borrow up to the value of their qualified collateral that has not been pledged to others.  Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit at the FHLB.  At September 30, 2001, Compass and Nantucket Bank had approximately $371.0 million and $86.9 million, respectively, in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock.  Use of this borrowing capacity may also be impacted by regulatory capital requirements.

Liquidity management is both a daily and long-term function of business management.  The measure of a bank’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  At September 30, 2001, the Company maintained cash and due from banks, federal funds sold and debt securities maturing within one year of $313.3 million, or 9.39% of total assets.  The Company invests excess funds, if any, in federal funds sold which provides liquidity to meet lending requirements.  During 2001, the Company borrowed from the FHLB approximately $110 million more than was required to meet its immediate needs in order to take advantage of interest rates which management considered to be favorable. In addition, these borrowings provide liquidity in the event the Company experiences deposit outflows during the remainder of 2001.  This outflow will occur due to, among other things, certificate of deposit customers who, based on current rates, will experience a substantial reduction in their reinvestment rate. At September 30, 2001, these additional funds were invested in federal funds sold and short-term investments.

At September 30, 2001, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $276.9 million.  The Company anticipates that it will have sufficient funds available to meet its current loan commitments.  Certificates of deposit maturing within one year from September 30, 2001 amounted to $846 million.  The Company expects that a significant portion of maturing certificate accounts will be retained as deposits at maturity.

The Company’s and the Banks’ capital ratios at September 30, 2001 were as follows:

	Seacoast Financial	Compass	Nantucket Bank
Total Capital (to risk weighted assets)	13.18%	12.02%	16.72%
Tier 1 Capital (to risk weighted assets)	11.91	10.80	15.14
Tier 1 Capital (to average assets)	8.22	7.48	9.35

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

As of September 30, 2001, the Company s estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

	Percentage Change in Estimated
	Net Interest Income Over:
	12 Months	24 Months
300 basis point increase in rates	(7.59)%	(4.97)%
200 basis point decrease in rates	(0.10)%	(2.64)%

Based on the scenario above, net income would be adversely affected (within internal guidelines) in both the twelve and twenty-four month periods.  For each one percent change in net interest income, the effect on net income would be $760,000 assuming a 36% tax rate.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than those occurring in the ordinary course of business.  Management believes that the resolution of these matters will not materially affect the Company’s financial position, results of operations or liquidity.

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

b.             Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

Seacoast Financial Services Corporation
(Registrant)

Date: November 13, 2001	By	/s/ Kevin G. Champagne
Kevin G. Champagne
President and Chief Executive Officer

Date: November 13, 2001	By	/s/ Francis S. Mascianica, Jr.
Francis S. Mascianica, Jr.
Treasurer, as Principal Financial and
Accounting Officer