Form 10-K
period 2001-12-31
SEACOAST FINANCIAL SERVICES CORP
filed 2002-03-29
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-25077

SEACOAST FINANCIAL SERVICES CORPORATION

(Exact name of Registrant as Specified in its Charter)

Massachusetts	04-1659040
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Compass Place, New Bedford, Massachusetts	02740
(Address of Principal Executive Offices)	(Zip Code)

(508) 984-6000
(Registrant’s Telephone No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of  registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 15, 2002 on the Nasdaq National Market, was $452,099,586.  Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

As of March 15, 2002, 24,238,886 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 16, 2002 are incorporated by reference into the annual report as portions of Part III of Form 10-K.

PART I

Item 1.  Business

General

Until the completion of a mutual to stock conversion and  initial public offering of stock on November 20, 1998, Seacoast Financial Services Corporation (the “Company” or “Seacoast Financial”) was a mutual holding company created in connection with the reorganization of Compass Bank for Savings ( “Compass”) into a mutual holding company form of organization in 1994.  The Company is registered with the Board of Governors of the Federal Reserve System (the “FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Since its formation, the Company has owned 100% of Compass’s outstanding capital stock.

On December 4, 1998, the Company acquired by merger all of the issued and outstanding capital stock of Sandwich Bancorp, Inc. (“Sandwich”) in a stock-for-stock exchange and merged Sandwich’s wholly-owned subsidiary, The Sandwich Co-operative Bank (“Sandwich Bank”), into Compass.  This acquisition was accounted for as a pooling of interests and, accordingly, all financial data is presented herein as if the Company and Sandwich had always been combined.

On December 31, 2000,  the Company completed its acquisition of Home Port Bancorp, Inc., holding company for Nantucket Bank, a three branch savings bank located on Nantucket Island, Massachusetts.  This transaction was accounted for under the purchase method of accounting.  As the closing of this acquisition coincided with the Company’s year-end, the assets and liabilities of Nantucket Bank are included in the consolidated balance sheet, as well as the various tables presented herein, as of December 31, 2000.  The results of operations of Nantucket Bank are included herein beginning January 1, 2001.  The narrative in this Item I. does not include Nantucket Bank’s financial operating data, such as the amount of loan originations, for any period prior to 2001.     See Note 2 to the consolidated financial statements for disclosure of certain pro forma information.  Compass and Nantucket Bank are collectively referred to herein as “the Banks.”

Compass was organized in 1855 as a Massachusetts-chartered mutual savings bank, and reorganized into mutual holding company form in 1994.  Nantucket Bank was organized in 1834 as a Massachusetts-chartered mutual savings bank and reorganized to a stock savings bank in 1988.  The Banks’ principal business has been, and continues to be, gathering deposits from customers within its market areas and investing those funds in residential and commercial real estate loans, indirect automobile loans (Compass only), commercial loans, construction loans, home equity loans and other consumer loans and investment securities.  The Banks’ investment portfolios consist primarily of  U.S. Government and agency securities, corporate bonds, mortgage-backed securities, collateralized mortgage obligations and, to a lesser extent, marketable equity securities.  Individual and business customers have a variety of deposit accounts with the Banks, including NOW (checking) and other demand deposit accounts, passbook savings accounts, money market deposit accounts, Individual Retirement Accounts (“IRAs”) and various certificates of deposit.  In 2001, Compass began to provide private banking services to both individuals and businesses.

The Banks’ deposits are insured by the Bank Insurance Fund (the “BIF”), as administered by the Federal Deposit Insurance Corporation (the “FDIC”), up to the maximum amount permitted by law, except that certain deposits that Compass acquired from a savings association are insured by the Savings Association Insurance Fund (the “SAIF”), also administered by the FDIC.  Deposit amounts in excess of FDIC insurance limits are insured by the Depositors Insurance Fund (the “DIF”), a deposit insuring entity for Massachusetts savings banks. The Banks are voluntary members of the Federal Home Loan Bank of Boston (FHLB), which serves principally as a credit source in providing funds for residential mortgage lending.

At December 31, 2001, the Company was the largest publicly traded stock holding company headquartered in Massachusetts.

Market Area and Competition

At December 31, 2001, the Company and Compass conducted business from their corporate headquarters in New Bedford, Massachusetts and the Banks conducted business from 42 full-service branches, seven of which are located in New Bedford and the remaining 35 of which are located in the Massachusetts communities of Fall River (two branches), Plymouth (four branches), Fairhaven, Mattapoisett, North Dartmouth, Seekonk, Somerset, Swansea, Westport, Assonet and Carver, Cape Cod (twelve branches) and the islands of Martha’s Vineyard (five branches) and Nantucket (three branches).  Compass also has two limited service high school branches and seven remote ATMs.

In addition, Compass’s indirect auto lending business extends into all of Eastern Massachusetts and the State of Rhode Island.

The Banks face significant competition both in generating loans and in attracting deposits.  Compass’s primary market area is highly competitive and it  faces direct competition from a significant number of financial institutions, many with either a state-wide, a regional or, in some cases, a national presence. Several of these financial institutions are significantly larger and have greater financial resources than Compass.  Compass’s competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies.  Its most direct competition for deposits has historically come from savings, cooperative and commercial banks and credit unions.  In addition, the Banks face competition for depositors’ funds from non-bank institutions, such as brokerage firms and insurance companies which offer financial alternatives such as short-term money-market funds, corporate and government securities funds, mutual funds and annuities.

Nantucket Bank is the only bank headquartered on Nantucket Island; however, it faces competition from other banks, mortgage banking companies and other financial service providers, many of which have significantly greater resources.  Its most direct competition for deposits primarily comes from other banks located on Nantucket Island and in southeastern Massachusetts, credit unions and brokerage firms.  Nantucket Bank competes for deposits principally by offering depositors convenient branch hours and locations, personalized customer service, telephone and computer access to accounts, a wide variety of deposit programs, automated teller machines and competitive interest rates.

Competition for real estate loans on Nantucket comes primarily from other banks, mortgage brokers, mortgage banking companies and other institutional lenders.  The competition for loans varies depending on factors which include, among others, the general availability of lendable funds and credit, general and local  economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable.

Lending Activities

General. The loan portfolio, excluding loans held-for-sale, totaled $2,575.0 million as of December 31, 2001, representing 77.0% of  total assets on that date.  The Banks primarily make residential real estate loans secured by one- to four-family residences, indirect auto loans (Compass only)  and commercial real estate loans.   The Banks also make home equity line of credit loans, residential and commercial construction loans, commercial loans, fixed rate home equity loans, personal installment loans and passbook loans.  The majority of loans, including some loans classified as commercial loans, are collateralized by real estate.

Interest rates charged on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, secondary market mortgage rates and the rates offered by competitors.  These factors are, in turn, affected by national, regional and local economic conditions, the levels of federal government spending and revenue, monetary policies of the FRB and tax policies.

The following table summarizes the composition of the loan portfolio as of the dates indicated:

	At December 31,								At October 31,
	2001		2000		1999		1998		1998		1997
		Percent		Percent		Percent		Percent		Percent		Percent
	Amount	of total	Amount	of total	Amount	of total	Amount	of total	Amount	of total	Amount	of total
	(Dollars in thousands)
Real estate loans:
Residential (one-to four-family)	$1,311,606	50.9%	$1,212,595	51.3%	$896,479	51.3%	$697,031	49.6%	$629,779	47.7%	$618,084	51.9%
Commercial	337,277	13.1	322,724	13.7	223,500	12.8	201,636	14.4	209,366	15.8	202,781	17.0
Construction, net	108,556	4.2	109,360	4.6	71,735	4.1	66,373	4.7	63,189	4.8	59,178	5.0
Home equity	45,709	1.8	39,932	1.7	26,076	1.5	25,984	1.9	27,471	2.1	27,835	2.3
Total real estate loans	1,803,148	70.0	1,684,611	71.3	1,217,790	69.7	991,024	70.6	929,805	70.4	907,878	76.2

Commercial loans	115,562	4.5	100,789	4.3	66,360	3.8	58,829	4.2	50,344	3.8	43,496	3.7

Consumer loans:
Indirect auto loans	601,884		528,653		439,753		358,101		343,910		238,114
Less: unearned discount (1)	1,651		6,781		17,370		37,394		37,201		30,066
Indirect auto loans, net	600,233	23.3	521,872	22.1	422,383	24.2	320,707	22.8	306,709	23.2	208,048	17.5
Other	56,039	2.2	56,060	2.3	40,673	2.3	33,494	2.4	33,822	2.6	31,517	2.6
Total consumer loans, net	656,272	25.5	577,932	24.4	463,056	26.5	354,201	25.2	340,531	25.8	239,565	20.1
Total loans	$2,574,982	100.0%	$2,363,332	100.0%	$1,747,206	100.0%	$1,404,054	100.0%	$1,320,680	100.0%	$1,190,939	100.0%

(1)     Since January 1999, all indirect auto loans have been originated on a simple interest basis.  Accordingly, the balance of unearned discount will continue to decline as pre-1999 indirect auto loans are repaid.

Loan Origination and Underwriting — Compass.  Loan officers based in each of Compass’s five regions — Plymouth, Fall River, New Bedford, Cape Cod and Martha’s Vineyard — originate and underwrite mortgage and commercial loans. Compass also employs external loan originators, based in each of the regions, who originate residential mortgage loans.  Compass underwrites consumer loans at its main office, although it originates such loans at its branches and, in the case of indirect auto loans, through a network of car dealers located throughout its current market area, Eastern Massachusetts and Rhode Island.

Compass’s loan underwriting varies depending on the type of loan.  It generally includes the use of credit applications, property appraisals and verification of an applicant’s credit history, employment and banking relationships to the extent management deems appropriate in each case.  With respect to indirect auto loans, car dealers originate the loans and transmit loan applications to Compass for underwriting.  Additional information concerning the underwriting of specific types of loans is set forth in sections that discuss those loans.

Four senior loan officers oversee loan origination and underwriting.  Individual loan officers may originate loans within certain approved lending limits.  A credit committee, consisting of senior loan and credit officers, and Compass’s Board of Directors, or the executive committee thereof, must approve all unsecured commercial loans over $1.25 million and all secured commercial loans, including commercial real estate loans, over $2.5 million.  Pursuant to its loan policy, Compass generally will not make loans aggregating more than $12.5 million to any one borrower.  Exceptions to this “house” lending limit must be approved by the Board.  At December 31, 2001, no customers had aggregate borrowing capacity with Compass exceeding the $12.5 million house limit.  Compass’s legal lending limit, which is set at 20% of its capital, was approximately $44 million at December 31, 2001.

Loan Origination and Underwriting — Nantucket Bank.  Loan originations come from a number of sources.  Most real estate loan originations are attributable to referrals from existing customers, real estate brokers, attorneys and builders as well as walk-in customers and officer calls.  Officer calls and referrals are important sources of commercial and commercial mortgage loan originations.  Consumer loans generally are written with existing depositors.

Each loan originated by Nantucket Bank is underwritten by its personnel with individual lending officers having the authority to approve loans up to specified limits.  A credit committee, consisting of senior loan and other officers, must approve all loans that exceed $700,000 and Nantucket Bank’s Board of Directors, or the executive committee thereof, must approve all loans over $1.2 million. Nantucket Bank will generally not make loans to any one borrower with an aggregate balance in excess of its house lending limit of $2.5 million. At December 31, 2001, one customer had an aggregate loan balance in excess of such limit.  Nantucket Bank’s legal lending limit was approximately $6.5 million at December 31, 2001.

Independent licensed appraisers are used to appraise the property intended to secure real estate loans.  Nantucket Bank’s underwriting criteria are designed to minimize the risks of each loan.  There are detailed guidelines concerning the types  of loans that may be made, the nature of the collateral required, the information that must be obtained concerning the loan applicant and follow-up inspections of collateral after the loan is made.

The following table sets forth activity within the loan portfolio for the periods indicated:

	Years ended December 31,
	2001	2000 (1)	1999 (1)
	(In thousands)
Loans outstanding at beginning of year	$2,363,332	$1,747,206	$1,404,054
Loans originated:
Real estate loans:
Residential	479,061	219,868	323,913
Commercial	78,042	61,541	46,549
Construction	146,949	116,067	100,725
Home equity	31,905	20,973	16,592
Total real estate loans	735,957	418,449	487,779
Commercial loans	82,072	72,705	42,846
Indirect auto loans	364,684	307,645	260,043
Other consumer loans	36,604	34,460	27,550
Total loans originated	1,219,317	833,259	818,218
Purchases of real estate loans	—	19,501	13,343
Acquisition of Nantucket Bank	—	275,918	—
Less:
Principal repayments	930,091	509,048	479,117
Loans sold	68,472	1,505	6,899
Increase in loans held-for-sale	6,009	—	—
Transfers to other real estate owned	832	366	755
Principal charged-off	2,263	1,633	1,638
Loans outstanding at end of year	$2,574,982	$2,363,332	$1,747,206

(1)     Loan activity for these years do not include Nantucket Bank which was acquired on December 31, 2000.

The Banks charge origination fees, or points, and collect fees to cover the costs of appraisals and credit reports on most new residential mortgage loans and on many commercial real estate loans.  The Banks also collect late charges on real estate and consumer loans.  For information regarding the recognition of loan fees and costs, see Note 1 of the Notes to the Consolidated Financial Statements.

Loan Maturity and Repricing.  The following table presents the contractual maturity and repricing dates of the Banks’ loan portfolio at December 31, 2001.

	Real estate loans						Other
	Residential	Commercial	Construction	Home equity	Commercial	Indirect auto loans	consumer loans	Total loans
	(In thousands)
Within one year	$154,006	$85,030	$42,231	$45,221	$87,890	$168,922	$8,650	$591,950
After one year:
More than one year to three years	317,479	156,893	25,778	488	15,903	289,002	16,793	822,336
More than three years to five years	201,084	70,293	16,406	—	8,389	134,296	15,457	445,925
More than five years to ten years	163,785	11,907	8,461	—	3,359	8,013	10,984	206,509
More than ten years	475,252	13,154	15,680	—	21	—	4,155	508,262
Total due after December 31, 2002	1,157,600	252,247	66,325	488	27,672	431,311	47,389	1,983,032
Total amount due	$1,311,606	$337,277	$108,556	$45,709	$115,562	$600,233	$56,039	2,574,982
Less Allowance for loan losses								(29,513)
Net loans								$2,545,469

The following table sets forth the balances of loans at December 31, 2001, which are contractually due or scheduled to reprice after December 31, 2002, segregated between fixed and adjustable interest rates:

	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential	$724,974	$432,626	$1,157,600
Commercial	36,518	215,729	252,247
Construction	31,781	34,544	66,325
Home equity	—	488	488
Total real estate loans	793,273	683,387	1,476,660
Commercial loans	20,694	6,978	27,672
Indirect auto loans	431,311	—	431,311
Other consumer loans	47,389	—	47,389
Total loans	$1,292,667	$690,365	$1,983,032

Residential Real Estate Loans. As of  December 31, 2001, adjustable rate loans represented approximately 44% and fixed rate loans represented approximately 56% of the Banks’ portfolio of residential real estate loans secured by one-to four-family residences.   Over 90% of this portfolio is secured by single-family, owner-occupied homes.

During the past ten years, Compass generally has sold most of the fixed rate residential mortgage loans originated with terms of 15 years or longer to the Federal Home Loan Mortgage Corporation (“FHLMC”).  Compass continues to service loans that it has sold to FHLMC and receives a monthly servicing fee equal to .25% per annum of the outstanding balance.  Compass serviced loans for others aggregating $287.7 million as of December 31, 2001 and $309.0 million as of December 31, 2000 and earned $506,000 and $689,000 in servicing fees, net of the amortization of capitalized mortgage servicing rights, representing 3.10% and 6.90%,  of its noninterest income in 2001 and 2000, respectively.

From November 1998 through September 2001, Compass did not sell fixed rate residential mortgage loans.  In September 2001, management determined that it would sell a portion of its current fixed rate residential mortgage loan originations with a term of 15 year or less on a servicing retained basis.  During the fourth quarter of 2001, Compass sold $43.9 million of such loans and recognized a gain on sale of $1.0 million.  This decision was based on the historically low interest rates which such loans currently yield as well as general liquidity considerations.

It has generally been Nantucket Bank’s policy to sell most of its fixed rate residential mortgage loans originated with terms greater than 10 years and a portion of its adjustable rate residential mortgage loans on a servicing retained basis.  Loans serviced for others at December 31, 2001 and 2000 amounted to $75.4 million and $73.7 million, respectively, excluding loans sold to and serviced for Compass.

Adjustable rate mortgage loans generally reprice either annually, or every three, five, or seven years and annually thereafter. The interest rate adjustments on these loans are indexed to the applicable one-year or three-year U.S. Treasury CMT Index with corresponding add-on margins of varying amounts generally ranging from 2.75% to 3.25%.  Such loans are subject to certain requirements and limitations set forth in guidelines issued by the Massachusetts Commissioner of Banks (“the Commissioner”), including limitations on the amount and frequency of interest rate changes.  Rates adjust by no more than one or two percentage points in each adjustment period and by no more than five or six percentage points over the life of a loan.

Compass’s owner occupied residential mortgage loans are generally written in amounts up to 95% of the appraised value or selling price, whichever is lower, of the property securing the loan, although the majority of such loans are written with ratios of 80% or less. Compass generally requires borrowers to obtain private mortgage insurance with respect to loans with a greater than 80% loan-to-value ratio.  Nantucket Bank’s residential mortgage loans are generally written with an original loan-to-value ratio of up to 80% of appraised value.

The Banks each maintain programs to originate residential mortgage loans to low-to-moderate income borrowers.  At Compass, the loans have fixed or adjustable interest rates that are typically lower than prevailing market rates, are closed without points, have substantially lower closing costs than other residential loans and have terms of up to 30 years.  The loans may have up to a 97% loan-to-value ratio, although borrowers must obtain private mortgage insurance if the loan-to-value ratio exceeds 80%.  At Nantucket Bank, such loans are closed with no points and may have loan-to-value ratios up to 90% without private mortgage insurance.  The Banks partially fund the loans with borrowings under either the Community Investment Program (“CIP”) or the New England Fund (“NEF”) housing programs of the FHLB.  These programs permit borrowings from the FHLB at below market rates to finance the loans.  The Banks had $11.9 million of CIP-funded loans and $23.1 million of NEF-funded loans in their residential loan portfolios as of December 31, 2001.

Commercial Real Estate Loans.  The Banks make commercial real estate loans throughout their market areas and  at December 31, 2001, had $337.3 million in commercial real estate loans in the loan portfolio, representing 13.1% of total loans.

Properties that are used for borrowers’ businesses, such as small office buildings, golf courses, restaurants, inns, retail facilities or multi-family income properties, generally collateralize commercial real estate loans.  The loans typically have terms of up to 20 years and interest rates which adjust over periods of one to five years based on one of various rate indices.  Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years.  The Banks consider the experience of management, cash flows and collateral values when underwriting commercial real estate loans.  Compass and Nantucket Bank generally make commercial real estate loans in an amount equal to no more than 75% of the appraised value of the property securing the loan and generally require the owners of businesses seeking commercial real estate loans to personally guarantee those loans.

Commercial real estate lending entails greater credit risks than residential mortgage lending to owner-occupants.  The repayent of commercial real estate loans depends on the business and financial condition of the borrower.  Changes in economic conditions or government regulations, which neither the Banks nor their borrowers control, could have an adverse impact on the cash flows generated by properties securing commercial real estate loans and on the value of such properties.

Construction Loans.  The Banks make both residential and commercial construction loans throughout their market area.  Compass typically makes the loans to either owner-borrowers who will occupy the properties (residential construction) or licensed and experienced developers for the construction of single-family home developments that generally have no more than 30 housing lots and, to a lesser extent, end users of  commercial properties (commercial construction). Commercial construction loans to end users are generally originated with permanent financing already committed.

The Banks generally increase the loan-to-value ratios on such loans as construction progresses.  Before any work has commenced, and while a construction loan’s only collateral is a plot of land, Compass will typically finance only up to 70% of the value of that land.  Once construction has begun, Compass will generally make residential construction loans in amounts up to 90% (for primary homes) and 80% (for secondary homes) of the lesser of the appraised value of the property, as completed, or the property’s cost of construction.  Nantucket Bank generally makes construction loans on owner-occupied primary or secondary residences up to 80% of appraised value (up to 70% of land value).  The Banks generally make commercial construction loans in amounts up to 75% of the lesser of the property’s appraised value, as completed, or construction cost and generally require developers seeking commercial construction loans to personally guarantee them.  The proceeds of construction loans are disbursed in stages and require either loan officers or appointed professionals to inspect each project’s progress before the Banks disburse additional funds and to verify that borrowers have completed project phases.

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction.  Commercial construction loans generally have terms of six months to a maximum of two years.  The Banks had $108.6 million in construction loans in their loan portfolios, representing 4.2% of total loans, as of December 31, 2001.

Construction lending, particularly commercial construction lending, entails greater credit risk than residential mortgage lending to owner-occupants. Economic events and changes in government regulations, which neither the Banks nor their borrowers control, could have an adverse impact on the value of properties securing construction loans and on the borrowers’ ability to complete projects financed and, if not the borrower’s residence, sell them for expected amounts at the time the projects were commenced.

Home Equity Loans. These loans are revolving lines of credit and are typically secured by second mortgages on one- to four-family owner-occupied properties.  Interest rates on home equity loans normally adjust based on the prime rate of interest.  The lines of credit are available for up to ten years at the end of which they become term loans which are amortized for periods up to 10 years.  The Banks do not originate home equity line of credit loans with loan-to-value ratios in excess of 80%.  The Banks had $45.7 million in home equity loans, representing 1.8% of the loan portfolio, as of December 31, 2001.  The undrawn portion of home equity lines of credit totaled $50.5 million as of December 31, 2001

Commercial Loans. The Banks primarily make commercial loans to businesses that operate in and around their primary market area of Southeastern Massachusetts including Nantucket, Martha’s Vineyard and Cape Cod.

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

Commercial borrowers are not concentrated in any one particular industry.  As of December 31, 2001, the commercial loan portfolio included, among others, floor plan loans to auto dealerships, loans to hotels, inns and other tourism-related businesses, loans to golf courses, loans to building trade companies and loans to retailers.  As of December 31, 2001 the Banks had $115.6 million in commercial loans, representing 4.5% of the loan portfolio.

Commercial lending entails greater credit risks than residential mortgage lending to owner-occupants.  Repayment of both secured and unsecured commercial loans depends substantially on the borrower’s underlying business, financial condition and cash flows.  Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrower’s business.  Secured commercial loans are generally collateralized by equipment, leases, inventory and/or accounts receivable.

Indirect Auto and Other Consumer Loans.  Compass emphasizes indirect auto lending through a network of over 200 car dealers.  Compass has been in the indirect auto lending business since 1985 and has increased its portfolio of indirect auto loans  to $600.2 million at December 31, 2001, or 23.3% (net of unearned discount) of the loan portfolio.  In developing its network, Compass has historically focused on dealers in its primary market areas and in Rhode Island.  Because of increasing competition for these loans in its market area and management’s intent to continue to increase this portion of the loan portfolio, Compass has expanded its network of car dealers to communities throughout Eastern Massachusetts.

Compass makes indirect auto loans collateralized by both new and used cars.  The loans have terms of up to six years for those secured by new vehicles and five and a half years for those secured by used vehicles.  As of December 31, 2001, approximately half of Compass’s indirect auto loans were secured by new car loans.  Compass does not engage in auto lease financing.

In connection with the origination of indirect auto loans, the interest rate charged to the borrower by the dealer is generally one to two percentage points higher than the “buy rate” or rate earned by Compass.  The difference between the two rates is referred to as the “spread”.  At loan inception, the computed dollar value of the spread is prepaid by Compass to the car dealer.  Such prepaid amounts are generally subject to rebate in the event the underlying loan is prepaid or defaults. In recent years, more dealers have opted to receive either a reduced spread or a flat fee in exchange for elimination of their rebate obligation.  The dealer’s ability to refund any portion of the unearned prepaid interest, which amounted to $15.3 million at December 31, 2001, is subject to economic conditions generally, and the financial condition of the dealer.  To mitigate this risk, Compass withholds a portion of the spread at loan origination as a dealer reserve.  The amount withheld, in the aggregate, generally approximates 1% of the outstanding balance of loans originated by each dealer.  At December 31, 2001, the balance of the dealer reserve was $5.2 million, or 0.9% of the balance of indirect auto loans.

Indirect auto lending entails greater risks than residential mortgage lending to owner-occupants.  Although Compass has not historically experienced significant delinquencies in this portfolio, borrowers may be more likely to become delinquent on a car loan than on a residential mortgage loan secured by their primary residence.  Moreover, car values depreciate rapidly and, in the event of default, principal loss as a percentage of the loan balance depends upon the mileage and condition of the vehicle at the time of repossession, factors over which Compass has no control.

The Banks  make a variety of other consumer loans, including fixed rate home equity loans, personal installment loans, education loans, and passbook loans.  The Banks do not offer credit card loans.  Other consumer loans totaled $56.0 million, or 2.2% of the loan portfolio, as of December 31, 2001.

Delinquent Loans and Loan Review

Delinquent Loans. Compass’s Managed Asset Group performs a monthly review of all delinquent loans with a principal balance in excess of $150,000 and reviews the status of each account with the appropriate Lending Department Manager and/or Account Officer.  In addition, Compass’s Board of Directors reviews delinquency statistics, by loan type, on a monthly basis.  Nantucket Bank’s Loan Review Committee, which includes all of its loan officers and other officers and directors , reviews the status of all delinquent borrowers on a monthly basis.  Nantucket Bank’s Board of Directors and/or Executive Committee thereof reviews all loans past due two or more payments each month.

The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency.  The Banks’ asset management philosophy is predicated upon early detection and response to delinquent and default situations.  The Banks  seek to make arrangements to cure the entire default over the shortest time frame.  Generally, the Banks require that a delinquency notice be mailed no later than the 10th day of delinquency.  A second notice is mailed on the 15th day of delinquency.   A late charge is usually assessed on loans where the scheduled payment is unpaid after 15 days.  After mailing the delinquency notices, the Banks’ asset management staff call the borrower to ascertain the reasons for delinquency and the prospects for payment.  On loans secured by one- to four-family owner- occupied properties, the Banks  attempt to work out a payment schedule with the borrower in order to avoid foreclosure.  If these efforts do not achieve a satisfactory arrangement, the loan is referred to legal counsel and counsel initiates foreclosure proceedings.  At any time prior to a sale of the property at foreclosure, the Banks will terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.  On loans secured by commercial real estate properties, the Banks also seek to reach a satisfactory payment plan so as to avoid foreclosure.  Prior to foreclosure, the Banks will generally obtain an updated appraisal of the property.

The following table sets forth a summary of certain delinquency information as of the dates indicated:

	At December 31, 2001				At December 31, 2000
	60-89 days		90 days or more		60-89 days		90 days or more
	Number of loans	Principal balance	Number of loans	Principal balance	Number of loans	Principal balance	Number of loans	Principal balance
	(Dollars in thousands)
Real estate loans:
Residential	8	$546	58	$5,886	26	$2,373	32	$1,956
Commercial	1	19	18	2,608	4	203	12	1,333
Construction	1	653	—	—	—	—	—	—
Home equity	7	350	9	209	2	53	8	415
Commercial loans	5	68	28	3,318	8	494	7	476
Indirect auto loans	257	2,450	119	1,001	131	1,164	61	655
Other consumer loans	20	173	1	15	37	85	13	40
Total	299	$4,259	233	$13,037	208	$4,372	133	$4,875

Delinquent loans to total loans		0.17%		0.51%		0.18%		0.21%

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

In January 2001, the Company’s Board of Directors formed a Risk Management Committee at which time the position of Senior Credit Officer at Compass was created.  The Senior Credit Officer is responsible for all administrative matters related to the credit function at Compass and provides management and the Board of Directors with such information as loan concentrations, risk rating migration, compliance and tracking of exceptions.

The classification of loans and the amount of the valuation allowances set aside for estimated losses is subject to review by the FDIC and the Commissioner.  Based on their reviews, these agencies can order the establishment of additional general or specific loss allowances.  The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowances for loan and lease losses.  The policy statement provides guidance for banks on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of a bank’s valuation methodology.  Generally, the policy statement recommends that banks have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of loans in a reasonable manner; and that management establish acceptable valuation processes that meet the objectives set forth in the policy statement.  While the Banks believe that they have established adequate specific and general allowances for losses on loans, actual losses are dependent upon future events and, as such, further additions to the allowance for loan losses may become necessary.  See “— Allowance for Loan Losses.”

At December 31, 2001, loans designated as Substandard but which were not classified as non-accrual loans totaled $7.5 million.  Of these potential problem loans, $6.4 million were commercial real estate loans and all but $827,000 were contractually past due less than 60 days.

Non-Accrual Loans, Non-Performing Assets and Restructured Loans

The following table sets forth information regarding non-performing assets:

	At December 31,			At October 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Non-accrual loans (1):
Real estate loans:
Residential	$5,875	$3,237	$2,591	$3,685	$4,286
Commercial	3,363	2,312	2,613	2,330	8,957
Construction	—	47	56	42	220
Home equity	—	—	—	42	82
Commercial loans	4,170	511	474	415	919
Indirect auto loans (4)	—	—	—	—	—
Other consumer loans (4)	—	—	—	—	—
Total non-accrual loans	13,408	6,107	5,734	6,514	14,464
Restructured loans (2)	—	—	—	—	235
Other real estate owned and repossessed autos	1,075	86	552	1,299	2,303
Total non-performing assets	$14,483	$6,193	$6,286	$7,813	$17,002

Accruing loans 90 days overdue	$1,320	$1,446	$1,776	$668	$615

Allowance for loan losses as a percent of total loans	1.15%	1.06%	0.96%	1.14%	1.24%
Allowance for loan losses as a percent of total non-performing loans (3)	220.11%	410.69%	293.48%	232.07%	101.92%
Non-performing loans as a percent of total loans	0.52%	0.26%	0.33%	0.49%	1.21%
Non-performing assets as a percent of total assets	0.43%	0.21%	0.30%	0.43%	1.03%

(1)               Non-accrual loans include loans 90 days or more past due and other loans which have been identified as presenting uncertainty with respect to the collectibility of interest or principal.  See Note 4 for exception to this policy.

(2)               Restructured loans represent performing loans for which concessions (such as reductions of interest rates to below market terms and/or extension of repayment terms) have been granted due to borrower’s financial condition.  The balances presented exclude restructured loans on non-accrual status.

(3)               Non-performing loans are comprised of non-accrual loans and restructured loans.

(4)               Consumer loans, including indirect auto loans, are not placed on non-accrual status due to the expedited manner in which these loans are resolved and the immaterial balance of individual loans.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses based on management’s on-going evaluation of the risks inherent in the loan portfolio.  Factors considered in the evaluation process include growth of the loan portfolio, the risk characteristics of the types of loans in the portfolio, geographic and large borrower concentrations, current regional economic and real estate market conditions that could affect the ability of borrowers to pay, the value of underlying collateral and trends in loan delinquencies and charge-offs.  The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in the loan portfolio which are deemed probable and estimable based on information currently known to management.  See “ — Delinquent Loans and Loan Review.”

The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Years ended December 31,			Years ended October 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance at beginning of period	$25,081	$16,828	$15,914	$14,742	$14,075
Provision for loan losses	6,175	4,775	2,000	1,736	2,615
Acquired reserves	—	4,557	—	—	—
Charge-offs:
Mortgage loans:
Residential	2	36	—	229	196
Commercial	22	—	—	371	785
Home equity	—	—	—	49	—
Construction	—	—	—	—	—
Commercial loans	687	158	379	213	688
Indirect auto loans	1,438	1,323	1,116	614	546
Other consumer loans	114	116	143	124	199

Total charge-offs	2,263	1,633	1,638	1,600	2,414

Recoveries:
Mortgage loans:
Residential	169	179	5	32	73
Commercial	4	59	6	41	134
Home equity	—	—	—	3	—
Construction	—	—	—	—	—
Commercial loans	82	46	300	213	75
Indirect auto loans	216	235	185	113	144
Other consumer loans	49	35	56	114	40

Total recoveries	520	554	552	516	466

Net charge-offs	(1,743)	(1,079)	(1,086)	(1,084)	(1,948)

Effect of difference in year-ends	—	—	—	(277)	—

Balance at end of period	$29,513	$25,081	$16,828	$15,117	$14,742

Ratio of net charge-offs to average loans	0.07%	0.06%	0.07%	0.09%	0.17%

The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated among loan categories as part of the process for evaluating the adequacy of the allowance for loan losses.  The following table sets forth information concerning the allocation of the allowance for loan losses at the dates indicated:

	At December 31,
	2001			2000			1999
	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans
	(Dollars in thousands)
Mortgage loans:
Residential	$6,158	20.9%	50.9%	$6,088	24.3%	51.3%	$4,455	26.5%	51.3%
Commercial real estate	9,060	30.7	13.1	7,341	29.2	13.7	5,311	31.6	12.8
Construction	1,067	3.6	4.2	912	3.6	4.6	547	3.3	4.1
Home equity	430	1.5	1.8	375	1.5	1.7	197	1.2	1.5
Commercial loans	4,162	14.1	4.5	2,627	10.5	4.3	1,933	11.5	3.8
Indirect auto loans	5,345	18.1	23.3	4,713	18.8	22.1	3,855	22.9	24.2
Other consumer loans	854	2.9	2.2	825	3.3	2.3	530	3.0	2.3
Unallocated	2,437	8.2	—	2,200	8.8	—	—	—	—
Total	$29,513	100.0%	100.0%	$25,081	100.0%	100.0%	$16,828	100.0%	100.0%

	At October 31,
	1998			1997
	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans
	(Dollars in thousands)
Mortgage loans:
Residential	$3,548	23.5%	47.7%	$3,542	24.0%	51.9%
Commercial real estate	5,434	35.9	15.8	5,968	40.5	17.0
Construction	818	5.4	4.8	716	4.8	5.0
Home equity	220	1.5	2.1	217	1.5	2.3
Commercial loans	1,767	11.7	3.8	2,021	13.7	3.7
Indirect auto loans	2,837	18.8	23.2	1,837	12.5	17.5
Other consumer loans	493	3.2	2.6	441	3.0	2.6
Total	$15,117	100.0%	100.0%	$14,742	100.0%	100.0%

Allocated reserves for loan losses are determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment.

The formula-based approach evaluates groups of loans to determine the allocation appropriate within each portfolio segment.  Individual loans within the real estate (residential, commercial, construction, and home equity), commercial and consumer (indirect auto and other consumer) loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar credit risk characteristics.  The level of reserve apportionable to each group of risk-rated loans is then determined by management applying a loss factor that estimates the amount of probable loss in each category.  The assigned loss factor for each risk rating is a formula based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past experience, and management’s subjective analysis of considerations of probable loan loss based on these factors.  Allocations for loan categories are then determined by applying loss factors that represent management’s estimate of inherent losses in those categories to the appropriate loan balances outstanding.

The other method used to allocate the reserve for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment.  Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement.  Under this method loans are selected for evaluation based on a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status.  An identifiable reserve amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of fair value of collateral, present value of anticipated future cash flows or the loans observable fair market price.  Loans with an identifiable reserve and the amount of such reserve totaled $6,177,002 and $2,465,765 at December 31, 2001, respectively.

A portion of the reserve for loan loss is not allocated to any specific segment of the loan portfolio.  This unallocated reserve is maintained for two primary reasons; there exists an inherent subjectivity and imprecision to the analytical processes employed and the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio.  These include: market risk factors, such as the effects of economic variability on the entire portfolio, and unique portfolio risk factors that are inherent characteristics of the Company’s loan portfolio.  Market risk factors may consist of changes to general economic and business conditions that may impact the Company’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral.  Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Company may not be able to fully diversify out of its portfolio.  Management, therefore, has established and maintains an unallocated reserve for loan losses.  The amount of this unallocated reserve was $2.4 million at December 31, 2001, compared to $2.2 million at December 31, 2000.

As of December 31, 2001, the reserve for loan losses totaled $29.5 million as compared to $25.1 million at December 31, 2000.  Based on the processes described above, management believes that the level of the reserve for loan losses at December 31, 2001 is adequate.

Investment Activities

The primary objectives of the investment portfolio are to achieve a competitive rate of return over a reasonable period of time and to provide liquidity.  In view of the Banks’  lending capacity and generally higher rates of return on loans, management prefers lending activities as its primary source of revenue with the securities portfolio serving a secondary role. The investment portfolio, however, is expected to continue to represent a meaningful (not less than 10%)  portion of total assets.

The current investment strategy has emphasized the purchase of  U.S. Government and agency obligations and corporate bonds generally maturing or callable within two to five years.   The investment policy permits investments in mortgage-backed investments which typically have longer weighted average lives.

At December 31, 2001, the Company had $467.2 million, or 14.0% of total assets, in securities consisting primarily of  U.S. Government and agency obligations ($263.2 million), corporate bonds ($89.5 million), mortgage-backed investments ($50.9 million), and marketable equity securities ($17.2 million).  Also included in investments is $40.8 million in restricted equity securities, $40.4 million of which is in the stock of the FHLB. To avail itself of services offered by that organization, in particular the ability to borrow funds, the Banks are required to invest in the stock of the FHLB in an amount determined on the basis of their residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends at the discretion of the FHLB.

Statement of Financial Accounting Standards (SFAS) No. 115 requires the Company to designate its securities as either held to maturity, available for sale or trading depending on management’s intent at the time of purchase.  As of December 31, 2001, $405.8 million, or 86.9% of the portfolio, was classified as available for sale, $20.6 million, or 4.4% of the portfolio was classified as held to maturity and $40.8 million, or 8.7% of the portfolio was invested in restricted equity securities.  As of December 31, 2001, the net unrealized gain on securities classified as available for sale was $5.9 million, consisting of net unrealized gains of $2.1 million on marketable equity securities and $3.8 million on debt securities.

The Company’s investment policy requires that corporate bonds be rated “A” or better at the time of purchase.  Due to a subsequent adjustment in credit rating, the portfolio of corporate bonds included one issue with a carrying value of $1.8 million at December 31, 2001 which was rated below investment grade.  The issuer of such bond is neither in default as to the payment of interest nor has declared bankruptcy.  This bond traded at 89.2% of par value at December 31, 2001.  In the opinion of management, no writedown in carrying value was required at December 31, 2001.

The following table sets forth a summary of the Company’s investment securities at the dates indicated:

	At December 31,
	2001	2000	1999
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Government and agency obligations	$248,221	$123,352	$113,644
Corporate bonds	89,137	44,737	39,055
State and municipal obligations	1,584	950	—
Mortgage-backed investments	49,610	67,430	82,921
Total debt securities	388,552	236,469	235,620
Marketable equity securities	17,236	12,386	9,963
Total securities available for sale	$405,788	$248,855	$245,583

Securities held to maturity:
U.S. Government and agency obligations	$14,975	$22,569	$12,408
Corporate bonds	403	800	—
State and municipal obligations	3,854	4,036	—
Mortgage-backed investments	1,319	2,323	—
Total securities held to maturity	$20,551	$29,728	$12,408

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$40,394	$28,505	$14,478
Other	443	469	458
Total restricted equity securities	$40,837	$28,974	$14,936

Total investment securities	$467,176	$307,557	$272,927
Percent of total assets	13.96%	10.64%	12.86%

The following table sets forth the book value, fully-taxable weighted average yield and contractual maturities of  investment securities as of December 31, 2001:

	One year or less		After one year through five years		After five years through ten years			After ten years	Total
	Book value	Yield	Book value	Yield	Book value	Yield	Book value	Yield	Book value	Yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government and agency bonds	$82,370	3.61%	$79,646	4.57%	$82,472	6.14%	$3,733	6.60%	$248,221	4.81%
Corporate bonds	8,678	6.82	74,261	6.64	6,198	6.24	—	—	89,137	6.63
State and municipal obligations	—	—	658	6.84	926	8.48	—	—	1,584	7.80
Mortgage-backed securities and CMOs	28	6.24	5,027	7.14	3,960	6.37	40,595	6.55	49,610	6.65
Total debt securities	91,076	3.91	159,592	5.63	93,556	6.18	44,328	6.55	388,552	5.47
Marketable equity securities and mutual funds									17,236	4.85
Total securities available for sale	91,076	3.91	159,592	5.63	93,556	6.18	44,328	6.55	405,788	5.44

Securities held to maturity:
U.S. Government and agency obligations	7,506	5.69	6,969	4.46	500	7.00	—	—	14,975	5.16
Corporate bonds	403	7.98	—	—	—	—	—	—	403	7.98
State and municipal obligations	—	—	3,412	7.18	442	7.72	—	—	3,854	7.24

Mortgage -backed securities and CMOs	37	6.50	—	—	449	6.63	833	7.00	1,319	6.86
Total securities held to maturity	7,946	5.81	10,381	5.35	1,391	7.11	833	7.00	20,551	5.71

Restricted equity securities:
Federal Home Loan Bank of Boston stock									40,394	4.50
Other									443	4.79
Total restricted equity securities									40,837	4.50
Total securities	$99,022	4.06%	$169,973	5.61%	$94,947	6.19%	$45,161	6.56%	$467,176	5.37%

Sources of Funds

General.  The Banks use deposits, repayments and prepayments of loans, proceeds from sales of loans and securities and proceeds from maturing securities, borrowings and cash flows generated by operations to fund its lending, investing and general operations.  Deposits have historically represented the Banks’ primary source of funds.  Since the Company’s initial public offering in November 1998 it has relied to a greater extent on borrowings to fund the growth in the loan portfolio.

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

At December 31, 2001, deposits of $2,192.4 million were comprised of $180.9 million of non-interest-bearing checking accounts and $2,011.5 million of interest-bearing deposit accounts, of which $992.1 million were certificates of deposit.  Of the total of certificates of deposit at December 31, 2001, $792.0 million, or 79.8% were scheduled to mature within one year.  Based on the monitoring of historical trends, the current pricing strategy for deposits and the general avoidance of brokered deposits,  management believes that the Banks  will retain a significant portion of their certificate of deposit accounts upon maturity.

Deposit flows are influenced greatly by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives.  Nantucket Bank’s deposit flows are also affected by the seasonal economy of its market.  In recent years, the strength of the stock market has adversely affected deposit flows within the banking industry as some customers have opted to place a greater portion of their funds in instruments, such as mutual funds, not directly offered by the Banks (other than through Compass’s contractual relationship with INVEST Financial Corporation (INVEST) and Nantucket Bank’s Investment Services Division), rather than in deposit accounts which they perceived to have less attractive returns.  The recent decline in the stock market may make some investors more inclined to seek less risky alternatives such as insured deposit accounts.

Compass has generally experienced steady deposit inflows in recent  years, primarily influenced by regional bank consolidations, competitive pricing and its strong community bank image.  Compass’s strategy has been to grow deposit levels through targeted promotions, branch expansion and renovation (three new branches and a new main office were opened in 2000 and one new branch as well as two major renovations were completed in 2001) and bank acquisition.   Due to the seasonal tourist-related economies on Cape Cod, Martha’s Vineyard and Nantucket, the Banks’ deposits generally peak during the summer months.

Compass maintains a “call center” with extended hours, staffed with 12 individuals trained to answer telephone inquiries about customer accounts and about Compass’s various products and services.  Compass also utilizes a 24-hour automated touch-tone telephone voice response system, which allows customers to obtain information about their accounts, to make account transfers, to pay bills and to receive information about Compass’s products and services.  Compass offers several relationship-based checking account products, entitled Flagship Checking, Compass 50 Checking and Preferred Checking which offer  packages of select benefits.  Services to commercial customers also include a Sweep Account, Simple IRA accounts, a touch-tone telephone electronic tax filing service, merchant credit card services, and web-based cash management products.

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

The following table sets forth certain information regarding the distribution of the average balance of deposit accounts and the weighted average interest rate on each category of deposits during the periods indicated:

		Years Ended December 31,
	2001		2000		1999
	Average balance	Weighted average rate	Average balance	Weighted Average average rate	Average balance	Weighted average rate
	(Dollars in thousands)
NOW accounts	$246,034	0.56%	$166,776	0.73%	$151,180	0.97%
Savings accounts	254,134	1.65	217,433	2.01	215,088	2.31
Money market deposit accounts	389,511	2.71	292,037	2.91	295,393	2.92
Demand deposit accounts	184,979	—	131,108	—	118,956	—
Total non-certificate accounts	1,074,658	1.50	807,354	1.74	780,617	1.93
Certificate of deposit accounts	1,009,557	5.54	846,746	5.84	734,995	5.19
Total average deposits	$2,084,215	3.46%	$1,654,100	3.84%	$1,515,612	3.51%

Certificates of deposit of $100,000 or more outstanding as of December 31, 2001 are scheduled to mature as follows (in thousands):

Three months or less	$84,423
Over three to six months	48,129
Over six to twelve months.	76,802
Over twelve months	58,972
$268,326

Borrowings.  The Banks borrow funds from the FHLB to partially finance their loan and other funding needs.  FHLB loans are collateralized by a blanket-type pledge on the Banks’ FHLB stock, first mortgages on residential property and securities issued, insured or guaranteed by the U.S. Government and its agencies, including mortgage-backed securities.  The FHLB charges a fixed rate of interest on its loans.  The maximum amount that the FHLB will loan varies based on the FHLB’s policies.  At December 31, 2001, Compass and Nantucket Bank had approximately $411.9 million and $59.2 million, respectively, in available borrowing capacity with the FHLB that is contingent upon the purchase of additional FHLB stock.

Short-term borrowings include funds drawn under the Banks’ lines of credit with the FHLB, securities sold under agreements to repurchase and funds held in connection with the U.S. Treasury’s tax and loan note program.

The following table sets forth certain information regarding borrowed funds during the periods indicated:

	Years ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Total Short-term borrowings:
Average balance	$32,122	$32,562	$30,079
Maximum month end amount	37,464	57,637	46,895
Balance at end of period	34,584	31,427	40,787
Weighted average interest rate during the period	3.69%	4.68%	4.79%
Weighted average interest rate at end of period	2.48%	4.35%	4.42%
Federal Home Loan Bank of Boston advances:
Average balance	$714,248	$337,733	$147,486
Maximum month end amount	786,872	556,869	271,900
Balance at end of period	786,872	556,869	271,900
Weighted average interest rate during the period	5.62%	6.26%	5.86%
Weighted average interest rate at end of period	5.31%	6.05%	5.81%

Subsidiaries

In addition to its 100% ownership of the common stock of Compass and Nantucket Bank, the Company directly owns 100% of Lighthouse Securities Corporation and, through its bank subsidiaries, six other corporations. At December 31, 2001, a summary of the Company’s and the Banks’ subsidiaries, all of which are Massachusetts corporations, was as follows:

Lighthouse Securities Corporation.  Lighthouse Securities Corporation (“Lighthouse”) was established in 1998 as a Massachusetts securities corporation and, as such, is authorized to engage in buying, selling and holding investment securities on its own behalf and not as a broker.  The income earned on Lighthouse’s investment securities is subject to a significantly lower rate of state tax than that assessed on pretax income earned by the Banks.  At December 31, 2001, Lighthouse had total assets of $1.0 million, consisting primarily of cash maintained at Compass.

Sandwich Securities Corporation.  Sandwich Securities Corporation (“Sandwich Corporation”) is a wholly-owned subsidiary of Compass established in 1993 as a Massachusetts securities corporation.  Sandwich Corporation engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker.  The income earned on Sandwich Corporation’s investment securities is subject to a significantly lower rate of state tax than that assessed on pretax income earned by the Banks.  At December 31, 2001, Sandwich Corporation had total assets of $128.3 million, consisting primarily of investment securities.

Sextant Securities Corporation.  Sextant Securities Corporation (“SSC”) is a wholly-owned subsidiary of Compass established in 1995 as a Massachusetts securities corporation.  SSC engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker.  The income earned on SSC’s investment securities is subject to a significantly lower rate of state tax than that assessed on pretax income earned by the Banks.  At December 31, 2001, SSC had total assets of $85.8 million, consisting primarily of investment securities.

Compass Preferred Capital Corporation.  Compass Preferred Capital Corporation (“Compass Preferred”) is a subsidiary of Compass.  It was established in 1998 to engage in real estate business activities (including the acquisition and holding of securities and real estate loans) that enable it to be taxed as a “real estate investment trust” under federal and Massachusetts tax laws.  Compass Preferred had total assets of $673.8 million at December 31, 2001, of which $544.5 million were mortgage loans originated by Compass and $120.3 million was cash maintained at Compass.

The Sextant Corporation.  The Sextant Corporation (“Sextant”) is a wholly-owned subsidiary of Compass originally formed to purchase equipment on behalf of Compass for tax favored purposes.  Sextant has also engaged in limited real estate development activities.   At December 31, 2001, Sextant had total assets of $2.0 million.

The 1855 Corporation.  The 1855 Corporation (“1855 Corporation”) is a wholly-owned subsidiary of Compass established in 1971 as a Massachusetts corporation.  1855 Corporation is principally engaged in the acquisition and holding of real estate used for banking purposes. At December 31, 2001, 1855 Corporation had total assets of $1.6   million, of which $1.2 million consisted of real estate used for banking purposes.

N. Realty Corp.  N. Realty Corp. (“NRC”) is a subsidiary of Nantucket Bank established in 1998 to engage in real estate business activities (including the acquisition and holding of securities and real estate loans) that enable it to be taxed as a real estate investment trust under federal and Massachusetts tax laws. NRC had total assets of $170.3  million at December 31 2001, of which $142.0 million were mortgage loans originated by Nantucket Bank.

Supervision and Regulation

As Massachusetts-chartered stock savings banks, Compass and Nantucket Bank are subject to regulation by the Massachusetts Division of Banks (the “Division”) and the FDIC.  The Banks are required to file reports with, and are periodically examined by, the FDIC and the Division concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions.  The Banks are members of the FHLB and are subject to certain limited regulation by the FRB.  Seacoast Financial, as a bank holding company, is subject to regulation by the FRB and is required to file reports with the FRB.

Massachusetts Bank Regulation

General.  Compass and Nantucket Bank are subject to supervision, regulation and examination by the Division and are subject to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends.  In addition, the Banks are subject to Massachusetts consumer protection and civil rights laws and regulations.  The Commissioner’s approval is required for a Massachusetts bank to establish or close branches, merge with other banks, organize a holding company, issue stock, engage in insurance agency activities and undertake certain other activities.

In response to a Massachusetts law enacted in 1996, the Commissioner adopted rules that generally give Massachusetts banks powers equivalent to those of national banks.  The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

DIF.  All Massachusetts-chartered savings banks are required to be members of the DIF, a corporation that insures savings bank deposits not covered by federal deposit insurance.  The DIF is authorized to charge an annual assessment of up to 1/16th of 1% of a savings bank’s deposits.

Insurance of Accounts and Regulation by the FDIC

As an insurer, the FDIC charges deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against banks, after giving the Commissioner an opportunity to take such action.

Regulatory Capital Requirements

The Banks are  required to maintain certain levels of regulatory capital in relation to risk-weighted assets.  The ratio of such regulatory capital to risk-weighted assets is referred to as the “risk-based capital ratio.”   Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide a bank’s capital into two tiers.  The first tier (“Tier 1”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (including trust preferred securities, to a maximum of 25%  of Tier 1 capital) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations).  Supplementary (“Tier 2”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan  losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio equal to at least 8% of risk-weighted assets, and at least half of such capital must be Tier 1 capital.

In addition, the FDIC has established regulations prescribing a minimum Tier 1”leverage ratio”  (Tier 1 capital to adjusted average total assets as specified in the regulations).  These regulations provide for a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.  The FDIC may, however, set higher leverage and risk-based capital requirements for individual institutions when particular circumstances warrant.

International bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework which ultimately could affect the FDIC’s guidelines concerning capital adequacy.

Limitations on Dividends and Other Capital Distributions

The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  Federal law also prohibits the payment of dividends by a bank that would result in the bank failing to meet its applicable capital requirements on a pro forma basis.  Massachusetts law also restricts a bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained by state and federal law and regulations or (ii) the amount of their liquidation account established in connection with the conversion  from mutual to stock form.  In addition, Massachusetts law requires the Commissioner’s approval if the total of dividends declared by a bank in any calendar year exceed net income for that year combined with the retained net income of the preceding two years.

Prompt Corrective Action

The federal banking agencies have promulgated regulations to implement a system of prompt corrective action required by federal law.  Under the regulations, a bank is deemed to be: (i) “well capitalized” if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage ratio of 5% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and Tier 1 leverage ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage  ratio that is less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

Based on the foregoing, Compass and Nantucket Bank are currently classified as “well capitalized” banks.

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

Dividends.  FRB policy specifies that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.  Under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if any of the holding company’s bank subsidiaries is classified as “undercapitalized.”

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

This notification requirement does not apply to any bank holding company that meets the well-capitalized standard for banks, is “well managed” within the meaning of the FRB regulations and is not subject to any unresolved supervisory issues.

Financial Services Modernization.  In November 1999, the Gramm-Leach-Bliley Act (“Gramm-Leach”), which significantly altered banking laws in the United States, became law.  Gramm-Leach permits combinations among banks, securities firms and insurance companies.  Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

In order to engage in these new financial activities, a bank holding company must qualify and register with the FRB as a “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized,” “well managed” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977, as amended (“CRA”).

A “financial subsidiary”of a national or state bank may engage in the new financial activities authorized by Gramm-Leach except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development and merchant banking , which must be conducted by a financial holding company.  In order for a financial subsidiary of a national or state bank to engage in the new financial activities, Gramm-Leach requires that each of the parent bank (and its sister-bank affiliates) be well capitalized and well managed; that the aggregate consolidated assets of all of the bank’s financial subsidiaries not exceed the lesser of 45% of its consolidated total assets or $50 billion; that the bank must have at least a satisfactory CRA rating; and, if the bank is one of the 100 largest national banks, it meet certain financial rating or other comparable requirements.

Gramm-Leach established a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities.  Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information.

Although the Company meets the qualifications for electing to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach status for the present time.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily depositor checking and NOW accounts).  Banks are authorized to borrow from the FRB’s “discount window,” but FRB regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

Federal Home Loan Bank System

The Banks are members of the FHLB, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions.  Each Federal Home Loan Bank serves as a central bank for members within its region.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of each Federal Home Loan Bank.  All advances are required to be fully secured by sufficient collateral as determined by the FHLB.  As members, the Banks are required to purchase and maintain stock in the FHLB.  At December 31, 2001, the Banks owned $40.4 million of FHLB stock.

Personnel

As of December 31, 2001, the Banks had 618 full-time employees and 129 part-time employees.  None of the  Banks’ employees are represented by a labor union and management considers its relationship with its employees to be good.

Item 2.    Properties

At December 31, 2001, the Company conducted business through 42 full-service branches, two seasonal high school offices, 7 remote ATMs and the corporate headquarters.

In July 2000, the Company completed construction of its new corporate headquarters and main banking office in downtown New Bedford.  The cost of construction of this  five story office building with 147,000 square feet of space was $21.5 million, including land acquisition and site work as well as all furniture and equipment.  The Company estimates that it currently is utilizing approximately 70% of the building capacity with the remainder earmarked for future expansion of business.

In the Greater New Bedford market, Compass operates ten full-service branches, including seven branches in the City of New Bedford (six of which are owned by Compass or a subsidiary while the other is operated under a land lease), one owned branch in Fairhaven and one leased branch in each of Mattapoisett and Dartmouth.  Compass’s corporate headquarters are also located in the City of New Bedford.  Two of Compass’s remote ATMs and one of its limited service high school branches are also located in the City of New Bedford.

In the Greater Fall River market, Compass operates seven full-service branches, including one owned and one leased branch in the City of Fall River, one leased branch in Assonet and owned branches in each of Seekonk (subject to a land lease), Somerset, Swansea and Westport.  One of Compass’s remote ATMs is also located in the City of Fall River, as is one of Compass’s limited service high school branches.

In the Greater Plymouth market, Compass operates six full-service branches, including two owned and two leased branches in Plymouth and a leased branch in Carver.  Compass also leases a non-branch mortgage office in Lakeville, located in the Greater Plymouth market.

In the Martha’s Vineyard market, Compass operates five full-service branches, including one owned and one leased branch in Edgartown, and owned branches in each of Chilmark, Vineyard Haven and Oak Bluffs.  One of Compass’s remote ATMs is located on Martha’s Vineyard in West Tisbury.

In the Cape Cod market, Compass operates twelve full-service branches, including two leased offices in Sandwich, leased offices in Buzzards Bay, South Yarmouth and Wareham, and owned offices in Pocasset, Falmouth, Hyannis (two), Chatham, Dennis and Orleans.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Seacoast Financial’s common stock is traded on the Nasdaq National Market System under the symbol “SCFS”.  At March 15, 2002, there were 24,238,886 shares of common stock outstanding and 5,635 shareholders of record.  This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.  As of that date, the closing sales price, as reported by Nasdaq, was $19.39.

High and low sales prices and dividends declared, stated on a per share basis, are as follows:

	High	Low	Dividends Declared
2002
First quarter (through March 15, 2002)	$19.45	$16.72	$0.10

2001
Fourth quarter	17.83	14.13	0.09
Third quarter	17.90	13.25	0.09
Second quarter	16.33	12.88	0.08
First quarter	15.38	10.75	0.08

2000
Fourth quarter	12.06	9.44	0.07
Third quarter	11.38	9.06	0.07
Second quarter	10.13	8.50	0.06
First quarter	10.13	8.75	0.06

The Company’s Board of Directors reviews the payment of dividends on a quarterly basis.  The declaration of dividends is dependent upon a number of factors, including capital requirements, regulatory considerations, the financial condition and operating results of bank subsidiaries and general economic conditions.  Based on its assessment of these factors, the Board of Directors may elect to either pay the same dividend as the previous quarter or to increase, decrease or omit the dividend.

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

Item 6.    Selected Consolidated Financial Data

The selected consolidated financial data are derived in part from, and should be read in conjunction with, the Company’s consolidated financial statements and notes thereto presented elsewhere herein.

	At December 31,			At October 31,
	2001	2000	1999 (1)	1998	1997
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$3,347,467	$2,890,765	$2,122,785	$1,806,523	$1,625,260
Loans (2)	2,574,982	2,363,332	1,747,206	1,320,680	1,190,939
Allowance for loan losses	29,513	25,081	16,828	15,117	14,742
Debt securities :
Available for sale	388,552	236,469	235,620	282,732	316,384
Held to maturity	20,551	29,728	12,408	13,694	12,633
Marketable equity securities	17,236	12,386	9,963	8,200	3,512
Deposits	2,192,357	1,989,630	1,515,622	1,531,663	1,360,962
Borrowed funds	823,341	590,266	314,622	102,906	108,042
Stockholders’ equity/Surplus	305,724	288,188	274,021	153,570	140,128
Non-performing loans	13,408	6,107	5,734	6,514	14,464
Non-performing assets	14,483	6,193	6,286	7,813	16,767

	Years Ended
	December 31,			October 31,
	2001	2000	1999(1)	1998	1997
Selected Operating Data:
Interest income	$216,389	$166,439	$137,952	$122,934	$115,949
Interest expense	113,491	86,336	63,510	62,692	58,025
Net interest income	102,898	80,103	74,442	60,242	57,924
Provision for loan losses	6,175	4,775	2,000	1,736	2,615
Net interest income after provision for loan losses	96,723	75,328	72,442	58,506	55,309
Gains on sale of securities, net	99	4	164	67	92
Gains on sales of loans, net	1,352	30	56	1,755	717
Gains on pension plan termination/settlement	1,504	—	1,472	—	—
Other noninterest income	13,388	9,953	8,302	8,220	7,727
Noninterest expense	65,376	49,071	44,516	39,807	37,036
Income before income taxes	47,690	36,244	37,920	28,741	26,809
Provision for income taxes	16,723	12,315	13,394	10,651	10,165
Net income	$30,967	$23,929	$24,526	$18,090	$16,644

Earnings per share - diluted (8)	$1.31	$1.01	$0.97
Cash dividends per share (8)	$0.34	$0.26	$0.10

	December 31,			October 31,
	2001	2000	1999 (1)	1998	1997
Selected Financial Ratios and Other Data (3):
Performance Ratios:
Return on average assets	.98%	1.03%	1.23%	1.06%	1.07%
Return on average stockholders’equity/surplus	10.38	8.54	8.97	12.00	12.66
Average equity to average total assets	9.45	12.07	13.77	8.87	8.41
Net interest rate spread (4)	3.00	2.98	3.26	3.20	3.38
Net interest margin (5)	3.47	3.63	3.93	3.72	3.88
Average interest-earning assets to average interest-bearing liabilities	112.34	116.43	120.12	113.36	113.03
Total noninterest expense to average assets	2.07	2.11	2.24	2.34	2.37
Efficiency ratio (6)	53.01	53.81	52.85	55.53	54.45
Dividend payout ratio (8)	26.12	26.41	10.33
Regulatory Capital Ratios (3):
Tier 1 leverage capital	8.04	10.15	13.11	8.34	8.38
Tier 1 risk-based-capital	12.04	12.78	18.98	12.45	12.94
Total risk-based capital	13.34	14.04	20.17	13.70	14.19
Asset Quality Ratios (3):
Non-performing loans as a percent of loans (7)	.52	.26	.33	.49	1.23
Non-performing assets as a percent of total assets	.43	.21	.30	.43	1.05
Allowance for loan losses as a percent of loans (2)	1.15	1.06	.96	1.14	1.24
Allowance for loan losses as a percent of total non-performing loans (7)	220.11	410.69	293.48	232.07	100.29
Number of Full-Service Customer Facilities	42	41	35	34	33

(1)               In January 1999, the Board of Directors voted to change the Company’s year-end to December 31.  Selected consolidated financial data for the two month transition period ended December 31, 1998 is not presented herein.

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

(4)               The net interest rate spread represents the difference between the fully-taxable weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(5)               The net interest margin represents net interest income (fully taxable equivalent) as a percentage of average interest-earning assets.

(6)               The efficiency ratio represents the ratio of noninterest expenses (excluding amortization of intangible assets) to the sum of net interest income and noninterest income (excluding gains on pension plan termination and settlement).

(7)               Non-performing loans consist of all nonaccrual loans and restructured loans.

(8)               Diluted earnings and cash dividends per share and the dividend payout ratio are inapplicable for periods prior to the Company’s mutual to stock conversion in November 1998.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-K contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words or phrases, “will likely result,”  “are expected to,” “will continue,” “is anticipated,” “estimate,” “believe,” or similar expressions are intended to identify such forward-looking statements.  Actual results could differ materially from those anticipated in the forward-looking statements.  Important factors that might cause such a difference include, among other things, general economic conditions, particularly the real estate market, in the Company’s primary market area, credit risk management, asset/liability management, changes in government regulation and supervision, changes in interest rates, the availability of and costs associated with sources of liquidity and increased competition and bank consolidations in the Company’s market area.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated events or circumstances after the date of such statements.

General

The Company’s results of operations depend primarily on its net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by the provision for loan losses, as well as noninterest income and expenses.  Noninterest income consists principally of deposit and other banking fees.  Noninterest expenses consist principally of employee compensation and benefits, occupancy, data processing, marketing and professional services costs.  Results of operations are also significantly affected by general economic and competitive conditions and changes in interest rates as well as government policies and actions of regulatory authorities.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources.  Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements.  The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio.  Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of future losses.  The use of different estimates or assumptions could produce different provisions for loan losses.  Refer to the discussion of Allowance for Loan Losses in the Business Section and Notes 1 and 4 of the Notes to Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” which is effective for transactions initiated after June 30, 2001.  Under SFAS No. 141, all business combinations must be accounted for using the purchase method of accounting; use of the pooling-of-interests method is no longer permitted.  In addition, this Statement requires that certain intangible assets acquired in a business combination be recognized apart from goodwill.  Under the transition provisions of SFAS No. 141, no change in the amount of the purchase price assigned to the assets acquired and liabilities assumed in a business combination completed before July 1, 2001 and accounted for by the purchase method shall occur except for certain identified intangible assets which were separately recognized at the time of the transaction.

Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001.  Under prior accounting standards, goodwill resulting from a business combination is amortized against income over its estimated useful life.  Under SFAS No. 142, goodwill is generally no longer amortized as an expense after 2001, but instead is reviewed and tested for impairment using a fair value methodology prescribed in this Statement.  Goodwill will be tested for impairment at least annually, or more frequently as a result of an event or change in circumstances (for example, recurring operating losses by an acquired entity) that would indicate an impairment adjustment may be necessary.  Based on its assessment of the current economic environment, management does not anticipate an impairment adjustment to the goodwill reflected in the consolidated balance sheet set forth in the Consolidated Financial Statements due to the adoption of SFAS No 142.

A significant effect of adopting SFAS No. 141 and No. 142 is that the Company will no longer amortize the goodwill balance of $33.9 million, which will have the effect of reducing goodwill amortization by $2.4 million in 2002 and increasing net income.

Refer to Note 1 of the Notes to Consolidated Financial Statement for additional information about SFAS 141 and 142.

Acquisition of Home Port

On December 31, 2000, the Company completed its acquisition of Home Port and its bank subsidiary, Nantucket Bank, in a transaction accounted for under the purchase method of accounting.  Accordingly, the consolidated assets and liabilities of Home Port as of December 31, 2000 have been reflected in the Company’s consolidated balance sheet at that date at their respective fair values.  Home Port’s results of operations have been included in the Company’s consolidated statements of income from the date of acquisition.

Comparison of Financial Condition at December 31, 2001 and 2000

Total assets increased by $456.7 million, or 15.8%, from $2,890.8 million at December 31, 2000 to $3,347.5 million at December 31, 2001.  This growth was due to a $207.2 million, or an 8.9% increase in net loans and, to a lesser extent, increases in federal funds sold ($87.0 million) and investment securities ($159.6 million).  The combined increase in federal funds sold and investment securities during 2001 amounted to nearly $250 million and is mainly attributable to two factors.  First, deposit growth during the second half of the year, particularly the third quarter, totaled $142.6 million.  This unusually high level of growth is considered by management to be primarily caused by the decline in the stock market in the wake of an economic slowdown and the acts of terrorism against the United States occurring in September 2001.  Second, the Company’s borrowings from the Federal Home Loan Bank (FHLB) exceeded its actual funding needs as management considered the rates being offered to be favorable.  At December 31, 2001, the Company’s weighted average rate on its outstanding FHLB advances was 5.31% compared to 6.05% at December 31, 2000.

The loan portfolio, excluding loans held for sale, increased in 2001 due primarily to increases in residential mortgage loans ($99.0 million),  indirect auto loans ($78.4 million) and commercial and commercial real estate loans ($29.3 million).  The growth in residential mortgage loans largely reflects the lower interest rate environment which prevailed throughout the year.  This factor was partially offset when Compass decided to sell some of its current production of 15 year fixed rate mortgage loans in the secondary market.  Such sales began in the fourth quarter and amounted to $43.9 million in 2001.  Compass continues to expand its network of automobile dealers throughout Eastern Massachusetts in order to grow its portfolio of indirect auto loans and expects to continue its geographic expansion into  Southern New Hampshire in 2002.  During 2001, Compass originated $364.7 million of indirect loans and increased its portfolio of such loans by $78.4 million, or 15.0%.  The Company’s commercial loan portfolios, including both commercial real estate loans and commercial and industrial loans increased 6.9% during 2001 and represented 17.6% of loans at December 31, 2001 compared to 17.9% at December 31, 2000.  The moderate growth in commercial lending in 2001 reflects the impact of the current economic slowdown and the competition for creditworthy customers.  The Company’s growth in commercial lending was primarily with existing customers.

Deposits at December 31, 2001 were $2,192.4 million, an increase of $202.8 million, or 10.2%, compared to $1,989.6 million at December 31, 2000, due to an increase in core deposits.  Core deposit account balances increased by $227.2 million, or 23.4%, during 2001 which was generally attributable to expansion of the branch network (including deposits of $24 million assumed from another bank in December 2001), the shift in balances from certificates of deposit caused by the lower interest rates offered in 2001 and the migration of funds from the stock market in the wake of an economic slowdown and the acts of terrorism against the United States occurring in September 2001.

Borrowed funds were $823.3 million at December 31, 2001 compared to $590.3 million at December 31, 2000, an increase of $233.0 million, or 39.5%.  During the year ended December 31, 2001, Compass increased its net borrowings from the Federal Home Loan Bank in order to partially fund loan and liquidity growth.  Management believes that it will continue to rely on Federal Home Loan Bank borrowings in 2002 to partially fund anticipated loan growth.

The increase in stockholders’ equity of $17.5 million to $305.7 million at December 31, 2001 resulted from net income of $31.0 million for the year then ended which was partially offset by cash dividends ($8.1 million) and stock repurchases ($10.5 million).  During 1999 and 2000, the Company announced three stock repurchase programs, the most recent of which was approved in July 2000, aggregating 3,486,212 shares.  As of December 31, 2001, 3,027,000 shares had been repurchased.  Management anticipates repurchasing the remaining 459,212 shares during 2002 and initiating a new repurchase program.

Comparison of Financial Condition at December 31, 2000 and 1999

Total assets increased by $768.0 million, or 36.2%, from $2,122.8 million at December 31, 1999 to $2,890.8 million at December 31, 2000, of which $378.7 million was due to the acquisition of Home Port.  The remaining increase in assets of $389.3 million was due to a $339.4 million, or 19.4% increase in loans and, to a lesser extent, increases in cash and due from banks ($28.1 million) and banking premises and equipment ($15.8 million).  Asset growth was funded primarily by a $199.3 million, or 63.3% increase in borrowings and a $242.9 million, or 16.0%, increase in deposits.

Exclusive of Home Port, the increase in loans occurred primarily in Compass’s indirect auto and residential mortgage loan portfolios.  From December 31, 1999 to December 31, 2000, indirect auto loans (net of unearned discounts) increased by $99.5 million, or 23.6%.  This growth is primarily attributable to the generally favorable economic conditions which prevailed during the period and the continued geographic expansion of Compass’s network of participating dealers.  Residential mortgage loans increased by $154.4 million, or  17.2%, during 2000.  Because of the higher interest rates which prevailed in 2000, Compass originated $219.9 million of residential mortgage loans in 2000, a 32.1% decrease compared to 1999.  The net growth in residential mortgage loans was also affected by the strategy to retain fixed rate mortgage loan originations in the loan portfolio.

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

The increase in stockholders’ equity of $14.2 million to $288.2 million at December 31, 2000 resulted from net income of $23.9 million for the year then ended which was partially offset by cash dividends ($6.3 million) and stock repurchases ($8.7 million).  During 1999 and 2000, the Company announced three stock repurchase programs, the most recent of which was approved in July 2000, aggregating 3,486,212 shares.  As of December 31, 2000, 2,359,775 shares had been repurchased.

Results of Operations

Net Interest Income

The Company’s operating performance is highly dependent upon the level of net interest income.  General economic conditions, corporate strategies, asset/liability management, interest rates and the policies of regulatory authorities all have a significant impact on the level of net interest income achieved.  During the period 1999 to 2001, the Company’s net interest income increased from $74.4 to $102.9 million, an increase of $28.5 million, or 38.3%.  This achievement has been primarily attributable to the growth in the loan portfolio.

The following table presents average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the years indicated.

	Years ended December 31,
	2001			2000			1999
			Average			Average			Average
	Average		yield/	Average		yield/	Average		yield/
	balance	Interest	cost	balance	Interest	cost	balance	Interest	cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Federal funds sold and other short-term investments	$95,308	$3,250	3.41%	$11,307	$832	7.36%	$8,206	$377	4.59%
Debt securities (1)	284,064	17,278	6.08	233,901	15,265	6.53	265,204	16,086	6.07
Equity securities (1)	51,567	2,829	5.49	30,332	1,993	6.57	21,875	1,271	5.81
Mortgage loans (2)	1,794,617	136,270	7.59	1,327,017	101,513	7.65	1,121,684	84,235	7.51
Commercial loans (2)	120,253	9,467	7.87	77,887	7,514	9.65	66,178	5,846	8.83
Indirect auto loans	571,295	42,752	7.48	479,084	35,442	7.40	373,088	27,017	7.24
Other consumer loans	57,042	4,823	8.46	47,093	3,880	8.24	36,833	3,120	8.47
Total interest-earning assets	2,974,146	216,669	7.29	2,206,621	166,439	7.54	1,893,068	137,952	7.29
Allowance for loan losses	(27,663)			(18,428)			(16,153)
Non-interest earning assets	209,191			134,973			109,540
Total assets	$3,155,674			$2,323,166			$1,986,455
Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$246,034	$1,378	0.56%	$166,776	$1,210	0.73%	$151,180	$1,466	0.97%
Savings accounts	254,134	4,181	1.65	217,433	4,370	2.01	215,088	4,978	2.31
Money market savings accounts	389,511	10,566	2.71	292,037	8,499	2.91	295,393	8,638	2.92
Certificates of deposit	1,009,557	55,892	5.54	846,746	49,482	5.84	734,995	38,171	5.19
Total interest-bearing deposits	1,899,236	72,017	3.79	1,522,992	63,561	4.17	1,396,656	53,253	3.81
Borrowed funds:
Short-term borrowings (3)	33,979	1,359	4.00	34,471	1,645	4.77	31,896	1,610	5.05
FHLB advances	714,248	40,115	5.62	337,733	21,130	6.26	147,486	8,647	5.86
Total borrowings	748,227	41,474	5.54	372,204	22,775	6.12	179,382	10,257	5.72
Total interest-bearing liabilities	2,647,463	113,491	4.29	1,895,196	86,336	4.56	1,576,038	63,510	4.03
Non-interest bearing demand deposit accounts	184,979			131,108			117,416
Other liabilities	25,027			16,527			19,542
Total liabilities	2,857,469			2,042,831			1,712,996
Stockholders’ equity / surplus	298,205			280,335			273,459
Total liabilities and stockholders’ equity /surplus	$3,155,674			$2,323,166			$1,986,455
Net interest-earning assets	$326,683			$311,425			$317,030
Net interest income/interest rate spread (4)		$103,178	3.00%		$80,103	2.98%		$74,442	3.26%
Net interest margin (5)			3.47%			3.63%			3.93%

(1)               Average balances include unrealized gains on securities available for sale.  Equity securities include marketable equity securities and restricted equity securities.

(2)               Loans on non-accrual status are included in the average balances.

(3)               Short-term borrowings include immaterial balances of other borrowings.

(4)               Interest rate spread represents the difference between the fully-taxable yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)               Net interest margin represents net interest income (fully-taxable equivalent)  divided by average interest-earning assets.  The tax equivalent adjustment in 2001 was $280,000.  In prior years, the amount was immaterial.

Rate/Volume Analysis.  The following table presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change (change in rate times change in volume).  The net change has been allocated proportionately to the changes due to volume and the changes due to rate.

	Years ended December 31,
	2001 vs. 2000 Increase (decrease) due to			2000 vs. 1999 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Federal funds sold and other short-term investments	$3,088	$(670)	$2,418	$176	$279	$455
Debt securities	3,105	(1,092)	2,013	(1,986)	1,165	(821)
Equity securities	1,209	(373)	836	539	183	722
Mortgage loans	35,512	(755)	34,757	15,681	1,597	17,278
Commercial loans	3,525	(1,572)	1,953	1,097	571	1,668
Indirect auto loans	6,896	414	7,310	7,828	644	8,472
Other consumer loans	839	104	943	849	(136)	713
Total interest-earning assets	$54,174	$(3,944)	$50,230	$24,184	$4,303	$28,487
Interest-bearing liabilities:
Deposits:
NOW accounts	$486	$(318)	$168	$140	$(396)	$(256)
Savings accounts	673	(862)	(189)	54	(662)	(608)
Money market savings accounts	2,677	(610)	2,067	(98)	(41)	(139)
Certificates of deposit	9,121	(2,711)	6,410	6,202	5,109	11,311
Total deposits	12,957	(4,501)	8,456	6,298	4,010	10,308
Borrowed funds:
Short-term borrowings	(23)	(263)	(286)	125	(90)	35
FHLB advances	21,349	(2,364)	18,985	11,866	617	12,483
Total borrowings	21,326	(2,627)	18,699	11,991	527	12,518
Total interest-bearing liabilities	34,283	(7,128)	27,155	18,289	4,537	22,826
Net interest income (fully-taxable equivalent)	$19,891	$3,184	$23,075	$5,895	$(234)	$5,661

Comparison Of Operating Results for the Years Ended December 31, 2001 and 2000

As previously noted, the acquisition of Home Port on December 31, 2000 had a significant impact on changes in the components of the Company’s consolidated statements of income for the years ended December 31, 2001 and 2000.  The following table segregates Nantucket Bank’s impact on such changes (in thousands):

	Year Ended December 31, 2000			Year Ended December 31, 2000
	Consolidated	Nantucket Bank	Net		Net Changes
Interest income	$216,389	$26,397	$189,992	$166,439	$23,553
Interest expense	113,491	15,129	98,362	86,336	12,026
Provision for loan losses	6,175	200	5,975	4,775	1,200
Noninterest income	16,343	2,269	14,074	9,987	4,087
Noninterest expense	65,376	9,636	55,740	49,071	6,669
Income before taxes	47,690	3,701	43,989	36,244	7,745
Provision for income taxes	16,723	1,922	14,801	12,315	2,486
Net income	$30,967	$1,779	$29,188	$23,929	$5,259

The remaining discussion, unless otherwise indicated, addresses the net changes presented above, which exclude the impact due to the acquisition of Nantucket Bank.

Interest Income.  Interest income for the year ended December 31, 2001 was $190.0 million compared to $166.4 million for the year ended December 31, 2000, an increase of $23.6 million, or 14.2%.  The increase in interest income resulted from growth in average interest-earning assets of $423.2 million, or 19.2%, partially offset by a decrease in the overall yield on interest-earning assets of 30 basis points in the 2001 period.  The principal areas of growth in average balances were related to real estate loans (up $181.2 million, or 13.7%) and indirect auto loans (up $92.2 million, or 19.2%).  Most of the real estate loan growth resulted from increased originations and retention in portfolio, until September 2001, of residential mortgage loans.  The increase in indirect auto loans resulted from the continued geographic expansion of the network of participating dealers.

Interest Expense.  Interest expense for the year ended December 31, 2001 was $98.4 million compared to $86.3 million for the year ended December 31, 2000, an increase of $12.0 million or 13.9%.  This increase resulted from a higher average balance of interest-bearing liabilities (up $384.1 million, or 20.3%), partially offset by a 24 basis points decrease in the cost of funds from 4.56% in 2000 to 4.32% in 2001.  Average interest-bearing deposit balances increased $168.5 million, or 11.1%, during 2001 compared to 2000.

Interest expense on borrowed funds increased $9.7 million in the year ended December 31, 2001 due to a $215.7 million  increase in the average balance of such funds, partially offset by a 59 basis points decrease in the average rate paid on borrowed funds to 5.53% in the 2001 period.

The decrease of 24 basis points in the cost of funds in 2001 reflected the series of reductions in interest rates initiated by the Federal Reserve Board in 2001 and the repricing of nearly 90% of certificates of deposit outstanding at December 31, 2000 in 2001 (particularly in the second half of the year).  The cost of funds is expected to decrease again in 2002 as certificates of deposit with a weighted average rate of 4.02% and FHLB advances with a weighted average rate of 5.16% are scheduled to mature during the year and be replaced at lower rates.

Provision for Loan Losses.  The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management believes is adequate to absorb future charge-offs of loans deemed uncollectible.  In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of nonperforming and other classified loans.  The amount of the allowance is based on estimates and  ultimate losses may vary from such estimates.  Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly in order to maintain the adequacy of the allowance.

Compass provided $6.0 million for loan losses in the year ended December 31, 2001 compared to $4.8 million in the  year ended December 31, 2000.  The increase of $1.2 million in 2001 was primarily attributable to both growth in the loan portfolio and an increase in non-performing loans.  The total allowance (including Nantucket Bank) of $29.5 million at December 31, 2001 represented 1.15% of total loans compared to 1.06% at December 31, 2000.  At December 31, 2001, the allowance for loan losses as a percentage of non-performing loans was 220.1% compared to 410.7% at December 31, 2000.  The Company experienced a gradual increase in non-performing loans during 2001 from $6.1 million at December 31, 2000 to $13.4 million at December 31, 2001, or .52% of total loans.  The increase in non-performing loans was primarily attributable to several commercial credits affected by the current economic slowdown and does not appear to be reflective of a more pervasive adverse trend in the economy of southeastern Massachusetts.  Management has committed additional personnel resources to the credit administration and collection functions in the past two years to monitor its growing loan portfolio.  With the continuing uncertainty in the economy in 2002, the Company may experience an increase in its non-performing loans but believes that the resources are in place to appropriately address potential problem loans as they arise.

Noninterest Income.  Total noninterest income was $14.1 million for the year ended December 31, 2001 compared to $10.0 million in the same period of 2000.  Included in noninterest income in 2001 is a $1.5 million gain on the settlement of Compass’s pension plan.  Exclusive of this non-recurring item, noninterest income increased $2.6 million, or 25.9%.  This increase was principally caused by gains on loan sales ($1.0 million), checking account related income ($820,000) and ATM/Debit card usage ($670,000).

Noninterest Expense.   Noninterest expense increased by $6.6 million from $49.1 million for the year ended December 31, 2000 to $55.7 million for the year ended December 31, 2001.  Exclusive of a non-recurring item related to the acquisition of Sandwich Bancorp, Inc. recognized in 2000, noninterest expense increased $6.3 million, or 12.7%, in 2001.  This increase reflected increases in salaries and employee benefits ($2.5 million), occupancy and equipment ($1.1 million), data processing ($638,000), marketing ($242,000), professional services ($940,000) and other noninterest expense ($928,000).

Salaries and employee benefits increased $2.5 million, or 9.5%, in 2001 due primarily to increases in staffing ($1.0 million) necessitated by franchise expansion (first full year for 2 branches and one new branch opened in 2001) and the start-up of Compass’s private banking initiative, salary increases averaging 4.5% ($722,000), an increase in ESOP expense due to the Company’s higher stock price in 2001 ($256,000), increases in employee-related insurance costs ($222,000) and an increase in 401(k) expense ($109,000).

Occupancy and equipment expenses increased $1.1 million , or 16.3%, in 2001.  This increase was primarily due to higher costs associated with the new corporate offices which opened during the third quarter of 2000 and new branches in Dennis, Seekonk and Mattapoisett, as well as higher utility costs caused by increases in usage and rates charged by service providers.

Data processing expenses increased $638,000,  or 12.8%, in 2001 due primarily to volume-related services such as item processing and ATM usage.  These increases were partially offset by a rate decrease received from the Company’s core processing service provider.

Marketing expenses increased $242,000, or 9.1% in 2001.  This increase was attributable to production and media costs for television commercials, partially offset by decreases in promotions, print advertising and direct marketing.

Professional services expenses increased $940,000, or 53.4%, in 2001.  This increase reflects consulting and legal fees associated with the start-up of Compass’s private banking initiative and other legal and consulting services primarily related to analysis of business expansion opportunities.

Other noninterest expense increased by $928,000, or 14.5%, in 2001.  This increase reflects primarily volume-related items such as printing, postage and telephone costs as well as the increased use of security personnel in the branches during the fourth quarter.

Income Taxes. The effective tax rate (including Nantucket Bank) in 2001 was 35.1% compared to 34.3% in 2000.  In 2001, the Company completed an analysis addressing the impact of a recent Tax Court decision on the deductibility of certain merger-related costs incurred in connection with the acquisition of Sandwich Bancorp, Inc. in 1998.  Based on this analysis, the provision for income taxes was reduced by $479,000.  Exclusive of this non-recurring item, the effective tax rate in 2001 was 36.1%.  This increase from 2000 reflected the impact of nondeductible goodwill amortization resulting from the Home Port acquisition.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999

Overview  Net income was $23.9 million, or $1.01 per diluted share, in 2000 compared to $24.5 million, or $.97 per diluted share in 1999.  Included in net income for 1999 was a curtailment gain on the pending termination of Compass’s defined benefit pension plan which, after taxes, amounted to $856,000, or $.03 per diluted share.  Exclusive of this non-recurring item, net income and earnings per share increased by 1.1% and 7.4%, respectively.   Due primarily to an increase in average interest-earning assets of $313.6 million, or 16.6%, net interest income increased by $5.7 million, or 7.6%, from $74.4 million in 1999 to $80.1 million in 2000.  Offsetting this increase in net interest income was an increase of $2.8 million in the provision for loan losses and an increase of $4.6 million in noninterest expense.  The Company’s effective tax rate declined to 34.0% in 2000 from 35.3% in 1999.

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

The increase in the cost of funds on interest-bearing liabilities reflects the series of rate increases initiated by the Federal Reserve Board beginning in June 1999 and continuing into 2000 as well as the greater utilization of higher cost certificates of deposit and FHLB advances as a funding source.  The incremental increase of 28 basis points in the cost of funds over the yield on interest-earning assets reflects the faster repricing characteristics of Compass’s interest-bearing liabilities as compared to its interest-earning assets and the competitive pricing for certificates of deposits in 2000.

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

Noninterest Income.  Total noninterest income was $10.0 million in 2000 and 1999.  Included in noninterest income in 1999 was a $1.5 million gain on termination of Compass’s pension plan.  Exclusive of this non-recurring item, noninterest income increased $1.5 million, or 17.2%, in 2000.  This increase was principally caused by increases in loan fees, ATM/Debit card usage and checking account related fees.  Such increases more than offset a decrease of $186,000 in gains on sales of investment securities and loans.

Noninterest Expense.  Noninterest expense increased by $4.6 million, or 10.2%, from $44.5 million for the year ended December 31, 1999 to $49.1 million for the year ended December 31, 2000.  Of this increase, $4.1 million  related to salaries and employee benefits, which rose 18.4% to $26.5 million in 2000.  This increase is due to annual wage adjustments and increases in staffing necessitated by franchise expansion ($1.9 million), a full year of cost associated with the restricted stock awards granted in July 1999 ($725,000), employment taxes ($272,000), employee-related insurance costs ($413,000) and the cost of a new sales incentive program for retail branch personnel ($187,000).   In addition, the amount accrued for Compass’s management incentive plan increased $795,000 in 2000 partially due to reduced expense in 1999 resulting from utilization of amounts accrued but not paid during the two month transition period ended December 31, 1998.  These increases were partially offset by a net savings of $183,000 due to changes made in September 1999 to Compass’s employee retirement plans.

Occupancy and equipment expenses increased $752,000, or 12.9%, to $6.6 million for the year ended December 31, 2000.  This increase was primarily due to an increase in depreciation and utility costs attributable to the completion of Compass’s new corporate offices and the opening of new branches in New Bedford, Seekonk and Mattapoisett.  In addition, non-recurring moving and storage costs of $205,000 were incurred in connection with the relocation to the new corporate offices.

Data processing expenses increased $517,000, or 11.5%, to $5.0 million for the year ended December 31, 2000.  This increase was primarily due to expansion of the ATM network on Cape Cod and volume-related core processing costs due to increases in loans and deposits.

Marketing expenses increased $371,000, or 15.1%, to $2.8 million for the year ended December 31, 2000.  Such increase was attributable to various initiatives promoting the grand opening of Compass’s new main banking office and corporate  headquarters as well as customer acquisition programs targeted at individuals and businesses affected by the branch divestitures required by the Fleet/Bank Boston merger.

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

Liquidity and Capital Resources

The Banks’ liquidity, represented by cash and cash equivalents and debt securities is a product of their operating, investing, and financing activities.  The primary sources of funds are deposits, borrowings, principal and interest payments on outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates and, in the case of deposits, other instruments available to the public such as mutual funds and annuities.

As voluntary members of the FHLB, Compass and Nantucket Bank are entitled to borrow an amount up to the value of their qualified collateral that has not been pledged to others.  Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit at the FHLB.  At December 31, 2001, Compass and Nantucket Bank had $411.9 million and $59.2 million, respectively, in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock.  Use of this borrowing capacity may also be impacted by regulatory capital requirements.

Liquidity management is both a daily and long term function of business management.  The measure of a bank’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  At December 31, 2001, the Banks maintained cash and due from banks, short-term investments and debt securities maturing within one year of $289.8 million, or 8.66% of total assets.  The Banks invest excess funds, if any, in federal funds sold, which provides liquidity to meet lending and other cash requirements.

At December 31, 2001, the Banks had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $285.2 million.  The Banks anticipate that they will have sufficient funds available to meet their current loan commitments.  Certificates of deposit maturing within one year from December 31, 2001 amounted to $792.0 million.  The Banks expect that substantially all maturing certificate accounts will be retained  at maturity, although the percentage retained may be below historical levels due to increased price competition for these deposits.

The Company’s and the Banks’ capital ratios at December 31, 2001 were as follows:

	Seacoast Financial	Compass	Nantucket Bank
Total Capital (to risk weighted assets)	13.34%	12.16%	16.18%
Tier 1 Capital (to risk weighted assets)	12.04	10.90	14.92
Tier 1 Capital (to average assets)	8.04	7.34	9.87

These ratios placed the Company in excess of regulatory standards and the Banks in the “well capitalized” category as set forth by the FDIC.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Company’s operations.

Unlike industrial companies, nearly all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates have a greater impact on its performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk.  This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors.  Through such management, the Company seek to reduce the vulnerability of net earnings to changes in interest rates.  The Banks’ Asset/Liability Committees, comprised of senior management, are responsible for managing interest rate risk and reviewing with their Boards of Directors on a quarterly basis their activities and strategies, the effect of those strategies on operating results, the Banks’ interest rate risk positions and the effect changes in interest rates would have on net interest income.  The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

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

The Company and the Banks quantify their interest rate risk exposure using a sophisticated simulation model.  Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon.  Simulation analysis involves projecting future interest income and expense under various rate scenarios.  Internal guidelines on interest rate risk specify that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.

In utilizing a 300 basis point increase in rates in its simulation model, the full impact of annual rate caps of 200 basis points common to most adjustable rate mortgage loan products is considered.  The rate shocks used assume an instantaneous and parallel change in interest rates and that no strategies are implemented in response to the change in rates.  Prepayment speeds for loans are based on published median dealer forecasts for each interest rate scenario.

The following table reflects the estimated percentage exposure of the Company’s net interest income for the 12 months following the date indicated assuming an immediate shift in interest rates as set forth below:

	December 31,
	2001	2000
300 basis points increase in rates	(8.50)%	(10.68)%
200 basis points decrease in rates		(1.39)%
150 basis points decrease in rates (Note 1)	(0.50)%

For each one percentage point change in net interest income in the 2001 projections, the effect on net income would be $793,000, assuming a 36% tax rate.

(1) Due to the low interest rate environment in effect at December 31, 2001 (the average Federal Fund overnight rates were trading at 2.00%.) the simulation model could only be rate shocked down 150 basis points.

Item 8.    Financial Statements and Supplementary Data

All schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Seacoast Financial Services Corporation:

We have audited the accompanying consolidated balance sheets of Seacoast Financial Services Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seacoast Financial Services Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 22, 2002

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31
	2001	2000
ASSETS:
Cash and due from banks	$87,834	$101,665
Federal funds sold	92,899	5,848
Short-term investment	10,000	—
Total cash and cash equivalents	190,733	107,513
Investment securities (Note 3) —
Available-for-sale, at fair value	405,788	248,855
Held to maturity, at amortized cost (fair value $20,900 and $29,771)	20,551	29,728
Restricted equity securities	40,837	28,974
Loans held-for-sale (Note 1)	19,675	13,666
Loans, net (Note 4)	2,545,469	2,338,251
Accrued interest receivable	15,872	14,927
Banking premises and equipment, net (Note 5)	51,294	50,878
Other real estate owned	427	86
Net deferred tax asset (Note 9)	9,895	11,247
Goodwill (Notes 1 and 2)	33,903	37,467
Intangible assets (Notes 1 and 2)	2,370	1,333
Other assets	10,653	7,840
Total assets	$3,347,467	$2,890,765

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits (Note 6)	$2,192,357	$1,989,630
Short-term borrowings (Note 7)	34,584	31,427
Federal Home Loan Bank advances (Note 8)	786,917	556,958
Other borrowings (Note 10)	1,840	1,881
Mortgagors’ escrow payments	4,761	4,428
Accrued expenses and other liabilities (Note 12)	21,284	18,253
Total liabilities	3,041,743	2,602,577
COMMITMENTS AND CONTINGENCIES (Notes 10 and 14)
Stockholders’ equity (Notes 11, 13, 17, and 18):
Preferred stock, par value $.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock, par value $.01 per share; authorized 100,000,000 shares; 26,758,136 shares issued	268	268
Additional paid-in capital	153,216	152,795
Retained earnings	189,743	166,865
Treasury stock, at cost, 2,439,000 shares in 2001 and 1,799,775 shares in 2000	(28,185)	(17,990)
Accumulated other comprehensive income	3,531	791
Unearned compensation — ESOP and restricted stock	(12,575)	(14,384)
Shares held in employee trust	(274)	(157)
Total stockholders’ equity	305,724	288,188
Total liabilities and stockholders’ equity	$3,347,467	$2,890,765

The accompanying notes are an integral part of these consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2001	2000	1999
INTEREST AND DIVIDEND INCOME:
Interest on loans	$193,157	$148,349	$120,218
Interest and dividends on investment securities	19,982	17,258	17,357
Interest on federal funds sold and short-term investments	3,250	832	377
Total interest and dividend income	216,389	166,439	137,952

INTEREST EXPENSE:
Interest on deposits	72,017	63,561	53,253
Interest on borrowed funds	41,474	22,775	10,257
Total interest expense	113,491	86,336	63,510
Net interest income	102,898	80,103	74,442

PROVISION FOR LOAN LOSSES (Note 4)	6,175	4,775	2,000
Net interest income after provision for loan losses	96,723	75,328	72,442

NONINTEREST INCOME:
Deposit and other banking fees	8,946	6,413	5,514
Loan servicing fees, net	959	689	587
Merchant card fee income, net	534	506	385
Other loan fees	1,453	849	428
Gain on sales of investment securities, net (Note 3)	99	4	164
Gain on sales of loans, net	1,352	30	56
Gain on pension plan termination and settlement (Note 12)	1,504	—	1,472
Other income (Note 5)	1,496	1,496	1,388
Total noninterest income	16,343	9,987	9,994

NONINTEREST EXPENSE:
Salaries and employee benefits (Note 12)	33,079	26,469	22,362
Occupancy and equipment expenses (Notes 5 and 10)	8,715	6,576	5,824
Data processing expenses	6,468	5,003	4,486
Marketing expenses	3,112	2,658	2,310
Professional services expenses	2,970	1,759	1,727
Amortization of goodwill and intangibles (Note 2)	2,959	590	669
Other operating expenses	8,073	6,419	6,936
Merger-related expense recovery (Note 2)	—	(403)	—
Write-down of banking premises and equipment (Note 5)	—	—	202
Total noninterest expense	65,376	49,071	44,516
Income before provision for income taxes	47,690	36,244	37,920

PROVISION FOR INCOME TAXES (Note 9)	16,723	12,315	13,394
Net income	$30,967	$23,929	$24,526

EARNINGS PER SHARE (Note 1):
Basic	$1.32	$1.01	$0.97
Diluted	$1.31	$1.01	$0.97

Weighted average common shares outstanding	24,753,758	25,291,834	26,710,211
Weighted average unallocated ESOP shares and unvested restricted stock	(1,374,071)	(1,525,414)	(1,374,301)
Weighted average common shares outstanding - basic	23,379,687	23,766,420	25,335,910
Dilutive effect of common stock equivalents	333,770	22,417	19,669
Weighted average common and common stock equivalent shares outstanding - diluted	23,713,457	23,788,837	25,355,579

The accompanying notes are an integral part of these consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Comprehensive Income (Loss)	Unearned ESOP/Rest. Stock	Shares Held in Employee Trust	Total
	(In thousands, except per share amounts)
Balance, December 31, 1998	$268	$152,936	$127,263	$—	$2,337	$(11,153)	$(139)	$271,512
Grant of restricted stock awards	—	6,370	—	—	—	(6,370)	—	—
Repurchase of common stock	—	—	—	(15,939)	—	—	—	(15,939)
Issuance of restricted stock awards	—	(6,629)	—	6,629	—	—	—	—
Net income	—	—	24,526	—	—	—	—	24,526
Other comprehensive income — Change in unrealized gain (loss) on securities available for sale, net of taxes and reclassification adjustment (Note 1)	—	—	—	—	(4,767)	—	—	(4,767)
Comprehensive income								19,759
Cash dividends - $.10 per share	—	—	(2,533)	—	—	—	—	(2,533)
Amortization of unearned compensation	—	25	—	—	—	1,197	—	1,222
Balance, December 31, 1999	268	152,702	149,256	(9,310)	(2,430)	(16,326)	(139)	274,021
Repurchase of common stock	—	—	—	(8,680)	—	—	—	(8,680)
Net income	—	—	23,929	—	—	—	—	23,929
Other comprehensive income — Change in unrealized gain (loss) on securities available for sale, net of taxes and reclassification adjustment (Note 1)	—	—	—	—	3,221	—	—	3,221
Comprehensive income								27,150
Cash dividends - $.26 per share	—	—	(6,320)	—	—	—	—	(6,320)
Amortization of unearned compensation	—	(8)	—	—	—	1,942	—	1,934
Other	—	101	—	—	—	—	(18)	83
Balance, December 31, 2000	268	152,795	166,865	(17,990)	791	(14,384)	(157)	288,188
Exercise of stock options	—	23	—	297	—	—	—	320
Repurchase of common stock	—	—	—	(10,492)	—	—	—	(10,492)
Net income	—	—	30,967	—	—	—	—	30,967
Other comprehensive income — Change in unrealized gain on securities available available for sale, net of taxes and reclassification adjustment (Note 1)	—	—	—	—	2,740	—	—	2,740
Comprehensive income								33,707
Cash dividends - $.34 per share	—	—	(8,089)	—	—	—	—	(8,089)
Amortization of unearned compensation	—	268	—	—	—	1,809	—	2,077
Other	—	130	—	—	—	—	(117)	13
Balance, December 31, 2001	$268	$153,216	$189,743	$(28,185)	$3,531	$(12,575)	$(274)	$305,724

The accompanying notes are an integral part of these consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,967	$23,929	$24,526
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	4,082	2,867	2,464
Amortization and accretion, net	453	25	697
Goodwill and intangibles amortization, net	2,621	575	649
Stock-based compensation	2,077	1,934	1,222
Provision for loan losses	6,175	4,775	2,000
Gain on sale of investment securities, net	(99)	(4)	(164)
Provision (credit) for other real estate losses	(47)	(71)	(63)
Gain on pension plan termination and settlement	(1,504)	—	(1,472)
Net (increase) decrease in deferred tax asset	(804)	(638)	1,209
Originations of loans held-for-sale	(50,680)	(749)	(7,655)
Proceeds from sales of loans originated for sale	69,824	1,535	6,955
Gain on sales of loans, net	(1,352)	(30)	(56)
(Gain) loss on disposal of premises and equipment, net of impairment reserve	(366)	(285)	(96)
Net increase in accrued interest receivable	(945)	(3,559)	(903)
Net (increase) decrease in other assets	(2,717)	(674)	1,246
Net increase (decrease) in accrued expenses and other liabilities	4,526	1,043	(231)
Net cash provided by operating activities	62,211	30,673	30,328
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities classified as available-for-sale	(265,957)	(57,277)	(68,183)
Purchase of securities classified as held-to-maturity	(5,416)	(4,032)	(5,078)
Purchase of restricted equity securities	(11,959)	(9,550)	(5,874)
Proceeds from sales, calls, paydowns and maturities of securities classified as available-for-sale	112,977	71,751	109,101
Proceeds from paydowns, maturities and calls of securities classified as held-to-maturity	14,585	1,000	5,360
Acquisition of Home Port Bancorp, Inc., net of cash acquired	—	(54,527)	—
Cash from branch acquisition	22,752	—	—
Purchase of premises and equipment	(4,920)	(18,621)	(10,331)
Proceeds from sale of restricted equity securities	96	—	—
Purchase of loans	—	(19,501)	(13,343)
Net increase in loans	(236,696)	(321,575)	(330,761)
Recoveries of loans previously charged off	519	554	552
Proceeds from sales of other real estate owned	471	621	216
Net (increase) decrease in short-term investments	—	231	30,888
Proceeds from sales of premises and equipment	750	208	529
Net cash used in investing activities	(372,798)	(410,718)	(286,924)

The accompanying notes are an integral part of these consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in NOW, money market deposit and demand deposit accounts	$183,896	$46,554	$17,946
Net increase in passbook and other savings accounts	39,597	2,481	8,831
Net increase (decrease) in certificates of deposit	(45,007)	193,877	(8,370)
Advances from Federal Home Loan Bank	380,446	525,150	230,000
Repayments of Federal Home Loan Bank advances	(150,443)	(316,482)	(42,051)
Repurchase of common stock	(10,492)	(8,680)	(15,939)
Cash dividends	(8,089)	(6,320)	(2,533)
Exercise of stock options	320	—	—
Tax benefits of stock option and award transactions, net	130	—	—
Payment of merger-related costs	—	—	(674
Net increase (decrease) in short-term and other borrowings	3,116	(9,414)	27,900
Net increase in mortgagors’ escrow payments	333	41	418
Net cash provided by financing activities	393,807	427,207	215,528
Net Increase (Decrease) in Cash and Cash Equivalents	83,220	47,162	(41,068)
Cash and Cash Equivalents, beginning of Year	107,513	60,351	101,419
Cash and Cash Equivalents, end of year	$190,733	$107,513	$60,351

Supplemental Disclosure of Cash Flow Information
Interest paid on deposits and borrowed funds	$112,375	$85,833	$62,731
Income taxes paid	20,991	13,204	13,892

Supplemental Disclosure of Noncash Transactions:
Transfer from loans to loans held-for-sale	23,801	—	—
Transfers from loans to other real estate owned	833	684	755
Financed other real estate owned sales	68	600	1,441

The Company purchased all of the capital stock of Home Port Bancorp, Inc. for $68,150 (Note 2).  In conjunction with this acquisition, the fair value of assets acquired and liabilities assumed were as follows:

Fair value of assets acquired		$380,081
Cash paid for capital stock and transaction costs		(68,913)
Liabilities assumed		$311,168

The accompanying notes are an integral part of these consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Seacoast Financial Services Corporation and its wholly-owned subsidiaries, Compass Bank for Savings (“Compass”), Nantucket Bank and Lighthouse Securities Corporation (collectively referred to herein as “the Company”). Compass and Nantucket Bank are collectively referred to herein as “the Banks”.  All significant intercompany balances and transactions have been eliminated in consolidation.

 The Company and its subsidiaries are subject to regulation of, and periodic examination by, the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve Board, among other agencies.  All deposits of the Banks are insured by the FDIC or the Depositors Insurance Fund, an excess deposit insurer for Massachusetts-chartered savings banks.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and general practice within the banking industry.   In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and income and expenses during the reporting periods.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses.  The following is a description of the more significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks, federal funds sold and other short-term investments having an original maturity of 90 days or less.  Generally, federal funds are sold for one-day periods.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income.

Restricted equity securities are reported at cost and consist principally of the Banks’ investments in the stock of the Federal Home Loan Bank of Boston.

Unrealized losses deemed to be other than temporary declines in value are charged to operations.  When securities are sold, the adjusted cost of the specific securities sold is used to compute gains or losses.

Loans, Deferred Costs and Fees

Loans are stated at the principal amounts outstanding, adjusted by partial charge-offs, unearned discount and net deferred loan costs and fees.

Unearned discount is recognized on the level-yield method for discounted indirect auto loans.  All other interest on loans is recognized on a simple interest basis. Since January 1, 1999 all indirect auto loans have been originated on a simple interest basis.  Accordingly, the balance of unearned discount has declined significantly.

Deferred loan origination fees and certain deferred loan origination costs are amortized over the contractual life of the related loan using the level-yield method.  At December 31, 2001 and 2000, the Company had net deferred loan costs of $13,566,000 and $12,137,000, respectively, including $15,311,000 and $12,225,000, respectively, paid to auto dealers originating  indirect auto loans.  Amounts paid to auto dealers are generally rebatable in the event of loan prepayment or default.

It is the practice of the Company to discontinue the accrual of interest on loans, except consumer loans, which are  in excess of 90 days past due or sooner if, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful.  When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans.  Interest income is subsequently recognized only to the extent cash payments are received.  When there is doubt regarding the ultimate collectibility of principal, all cash receipts thereafter are applied to reduce the recorded investment in the loan.

Loans are classified as impaired when it is probable that the Company will not be able to collect principal, interest and fees according to the contractual terms of the loan agreement.  Management considers the payment history, net worth and earnings potential of a borrower, and the value and cash flow of the collateral as factors to determine whether a loan will be paid in accordance with its contractual terms.  The amount judged to be impaired is the difference between the present value of the expected future cash flows discounted at the loan’s original contractual effective interest rate and the net carrying amount of the loan.  If foreclosure on a collateralized loan is probable, impairment is measured based on the fair value of the collateral compared to the net carrying amount.  If appropriate, a valuation reserve is established to recognize the difference between the recorded investment and the present value.  Impaired loans are charged off when management believes that the collectibility of the loan is remote.  The Banks consider nonaccrual loans, except for smaller balance, homogeneous residential mortgage loans, and troubled debt restructurings to be impaired.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans deemed uncollectable.  This allowance is increased by provisions charged to operating  expense and by recoveries on loans previously charged off, and reduced by charge-offs on loans.

Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s  systematic periodic review of the collectability of the loans.  Primary considerations in this evaluation are prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of future losses.  The Company evaluates specific loan status reports on certain commercial and commercial real estate loans rated “substandard” or worse in excess of a specified dollar amount.  Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  The remaining commercial and commercial real estate loans are provided for as part of pools of similar loans based on a combination of historical loss experience and qualitative adjustments.  Smaller balance, homogeneous loans, including residential real estate loans and consumer loans, are evaluated as a group by applying estimated charge-off and recovery percentages, based on historical experience and certain qualitative factors, to the current outstanding balance in each loan category.  Based on these analyses , the resulting allowance is deemed adequate to absorb all probable credit losses in the portfolio.

Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.  Changes in estimates are provided currently in earnings.

Loan Sales and Servicing Rights

Loans held for sale are valued at the lower of the recorded loan balance or market value.  The Company periodically enters into forward commitments to sell loans for the purpose of reducing market risk associated with the origination of loans for sale.  Market value is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements.

The Company recognizes, as a separate asset, the right to service mortgage loans for others.  The amount capitalized is based on an allocation of the cost of the loan based on the total relative fair value of the loan and the servicing right.  The amortization of servicing rights is recognized in proportion to estimated net servicing revenue  and is recorded as a charge against loan servicing fee income.  The value of servicing rights is periodically assessed for impairment based on the fair value of those rights.  In measuring for impairment, servicing assets are stratified by interest rate, which is the predominant risk characteristic affecting the prepayment of loans.

Included in other assets in the accompanying consolidated balance sheets are mortgage servicing rights of

$1,329,000 and $1,170,000 at December 31, 2001 and 2000, respectively.   The Company recognized $523,900 and $0 of mortgage servicing rights during December 31, 2001 and 2000, respectively.  Amortization expense was $361,000, $180,000 and $390,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Interest incurred during construction of the Company’s new corporate headquarters was capitalized based on Compass’s overall cost of funds.  During the years ended December 31, 2000 and 1999, interest of $268,000 and $107,000, respectively, was capitalized.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgement that realization is more likely than not.

Goodwill and Intangible Assets

Through December 31, 2001, goodwill was amortized on a straight-line basis over fifteen years.  Amortization amounted to $2.4 million in 2001.  As discussed below under the caption “Recent Accounting Pronouncements”, amortization of goodwill is generally no longer permitted effective January 1, 2002.

The core deposit intangible asset is being amortized over periods ranging from six to ten years using accelerated and straight-line methods.  Amortization expense was $494,000, $542,000 and $619,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  The core deposit intangible asset amounted to $2,370,000 and $1,333,000 at December 31, 2001 and 2000, respectively.

Goodwill and intangible assets are periodically evaluated for impairment at least annually.

Stock-Based Compensation

Stock options issued to officers and directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) under which there is generally no charge to earnings for stock option grants.

Earnings Per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Unallocated ESOP shares and unvested restricted stock awards are not considered outstanding in computing basic earnings per share.  Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised and has been computed after giving consideration to the dilutive effect of stock options, stock awards and shares held in an employee trust.

Comprehensive Income

The Company reports comprehensive income in accordance with Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.”  This statement establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to stockholders.  Net income is a component of comprehensive income with all other components referred to in the aggregate as “other comprehensive income.”  As of December 31, 2001 and 2000, the Company’s other comprehensive income consisted of unrealized gains (losses) on securities classified as available-for-sale, net of taxes of $2,740,000 and $3,221,000.  Included in net income are gains on the sale of investment securities, net of taxes, of $64,000, $3,000 and $106,000 for the years ended December 31, 2001, 2000 and 1999, respectively, that had previously been classified with other comprehensive income.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation.  Such reclassifications have no effect on previously reported net income.

Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138 (collectively SFAS No. 133).  This standard establishes accounting and reporting standards for derivative instruments and for hedging activities.  SFAS No. 133 requires all derivatives, including certain derivative instruments embedded in other contracts, to be recognized as assets or liabilities on the balance sheet and measured at fair value.  The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position or results of operations.

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

Under the transition provisions of SFAS No. 141, no change in the amount of the purchase price assigned to the assets acquired and liabilities assumed in a business combination completed before July 1, 2001 and accounted for by the purchase method shall occur except for certain identified intangible assets which were separately recognized at the time of the transaction.  Management does not believe that any reclassification of intangible assets recognized in connection with the Company’s acquisition of Home Port Bancorp, Inc. (Home Port) in December 2000 is required as a result of the application of SFAS No. 141.

In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets” which is effective for fiscal years beginning after December 15, 2001.  Under prior accounting standards, goodwill resulting from a business combination is amortized against income over its estimated useful life. Under SFAS No. 142, goodwill is generally no longer amortized as an expense after 2001 but instead is reviewed and tested for impairment using a fair value methodology prescribed in this Statement.  Goodwill will be tested for impairment at least annually or more fequently as a result of an event or change in circumstances (e.g. recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary.  Based on its assessment of the current economic environment, management does not anticipate an impairment adjustment to the goodwill reflected in the accompanying consolidated balance sheet upon adoption of SFAS No. 142.  The effect of adopting SFAS No. 141 and No. 142 will be the Company will cease amortizing the goodwill balance of $33.9 million which will have the effect of reducing goodwill amortization of $2.4 million in 2002.

(2)     ACQUISITIONS

On December 31, 2000, the Company completed its acquisition of Home Port for $68.2 million in cash, exclusive of one-time transaction costs.  Home Port was the holding company for Nantucket Bank, a three branch savings bank located on Nantucket Island, Massachusetts with total assets of approximately $341 million at the date of acquisition.  The assets acquired included loans, investments, bank premises, equipment and other assets.  This transaction has been accounted for under the purchase method of accounting.  Based on an allocation of the purchase price, goodwill from this acquisition totaled $36.3 million.

The results of operations of Home Port are not reflected in the accompanying consolidated statements of operations prior to 2001.  The Company’s pro forma summarized results of operations for the years ended December 31, 2000 and 1999, assuming Home Port had been acquired as of January 1, 1999, are as follows (in thousands):

	2000	1999
Interest income	$192,107	$160,360
Interest expense	101,485	76,827
Net interest income	90,622	83,533
Provision for loan losses	4,814	2,200
Noninterest income	11,682	11,574
Noninterest expense	61,358	53,694
Income before taxes	36,132	39,213
Provision for income taxes	13,657	14,885
Net income	$22,475	$24,328
Earnings per share	$0.94	$0.96

Included in noninterest expense in the pro forma results of operations for 2000 are certain acquisition-related costs incurred by Home Port totaling $1,864,000 which, after the estimated tax effect, reduced the pro forma net income and EPS by $1,655,000, or $.07 per share.

On December 15, 2001, Compass completed its assumption of the deposit liabilities of Charter Bank’s Hyannis, Massachusetts branch office for cash and an insignificant balance of deposit-related loans.  Compass paid a deposit premium of 5% of the stated balance of the assumed deposits of $24.0 million.  Charter Bank closed this branch office and customer accounts were transferred to an existing Compass branch office in Hyannis.  The resulting core deposit intangible of approximately $1.2 million is being amortized over 10 years on an accelerated basis.

In connection with the Company’s acquisition of Sandwich Bancorp, Inc. in 1998, estimated merger-related costs of $6.8 million were expensed.  During 2000, the Company recognized, as a reduction of noninterest expense, approximately $400,000 due to an overestimate of such costs.

(3)     INVESTMENT SECURITIES

The amortized cost and fair value of securities available-for-sale at December 31, 2001 and 2000 are as follows:

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government and agency obligations	$245,479	$3,174	$432	$248,221
Corporate bonds	88,712	1,798	1,373	89,137
State and municipal obligations	1,583	10	9	1,584
Mortgage-backed investments	48,905	847	142	49,610
Total debt securities	384,679	5,829	1,956	388,552
Marketable equity securities and mutual funds	15,160	2,852	776	17,236
Total securities available-for-sale	$399,839	$8,681	$2,732	$405,788

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government and agency obligations	$123,125	$973	$746	$123,352
Corporate bonds	45,118	631	1,012	44,737
State and municipal obligations	950	—	—	950
Mortgage-backed investments	67,362	435	367	67,430
Total debt securities	236,555	2,039	2,125	236,469
Marketable equity securities and mutual funds	10,841	2,171	626	12,386
Total securities available-for-sale	$247,396	$4,210	$2,751	$248,855

The amortized cost and fair value of securities held-to-maturity at December 31, 2001 and 2000 are as follows:

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government and agency obligations	$14,975	$305	$74	$15,206
Corporate bonds	403	—	3	400
State and municipal obligations	3,854	101	—	3,955
Mortgage-backed investments	1,319	21	1	1,339
Total securities held-to-maturity	$20,551	$427	$78	$20,900

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government and agency obligations	$22,569	$53	$10	$22,612
Corporate bonds	800	—	—	800
State and municipal obligations	4,036	—	—	4,036
Mortgage-backed investments	2,323	—	—	2,323
Total securities held-to-maturity	$29,728	$53	$10	$29,771

The maturity distribution of debt securities at December 31, 2001 is as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$90,013	$91,076	$7,946	$8,154
Over 1 year to 5 years	158,539	159,592	10,381	10,462
Over 5 years to 10 years	92,246	93,556	1,391	1,446
Over 10 years	43,881	44,328	833	838
	$384,679	$388,552	$20,551	$20,900

Mortgage-backed investments and collateralized mortgage obligations are shown at their contractual maturity dates, but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

Proceeds from sales of investment securities and related gains and losses for the years ended December 31, 2001, 2000, and 1999 (all classified as available-for-sale) were as follows:

	2001	2000	1999
	(In thousands)
Proceeds from sales	$41,647	$16,062	$24,191
Gross gains	251	12	165
Gross losses	152	8	1

At December 31, 2001, investment securities carried at $54,900,000 were pledged to secure public deposits under the Treasury, Tax and Loan program, deposits held by various municipalities and retail repurchase agreements.  In addition, investment securities carried at $250,200,000 were pledged under a blanket lien to partially secure the advances from the Federal Home Loan Bank (Note 8).  Pledged investment securities are maintained under the Company’s control.

(4)     LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s lending activities are conducted principally in Southeastern Massachusetts, including the islands of Nantucket and Martha’s Vineyard and, to a lesser extent, Eastern Massachusetts and Rhode Island.  A summary of the loan portfolio follows:

	December 31,
	2001	2000
	(In thousands)
Real estate loans:
Residential (one-to-four family)	$1,311,606	$1,212,595
Commercial	337,277	322,724
Construction	108,556	109,360
Home equity lines of credit	45,709	39,932
Total real estate loans	1,803,148	1,684,611
Commercial loans	115,562	100,789
Consumer loans:
Indirect auto loans	601,884	528,653
Less: Unearned discount	1,651	6,781
Indirect auto loans, net	600,233	521,872
Other	56,039	56,060
Total consumer loans, net	656,272	577,932
Total loans	2,574,982	2,363,332
Less-Allowance for loan losses	29,513	25,081
Total loans, net	$2,545,469	$2,338,251

Loans serviced for others on a non-recourse basis at December 31, 2001 and 2000 amounted to $363,123,000 and $382,680,000, respectively.

At December 31, 2001 and 2000, troubled debt restructurings,  all of which are included in nonaccrual loans, totaled $755,500 and $936,400, respectively.  There are no commitments to extend additional credit on these loans.  Nonaccrual loans amounted to $13,408,000 and $6,107,000, at December 31, 2001 and 2000, respectively.

The following table presents information about impaired loans:

	December 31,
	2001	2000
	(In thousands)
At year-end—
Impaired loans	$8,149	$2,182
Impaired loans with valuation allowance	6,040	1,600
Total valuation allowances (included inallowance for loan losses)	1,649	304
During the year—
Average balance of impaired loans	5,759	2,248
Interest income recognized on impaired loans	290	131

For the year ended December  31, 1999, the average balance of impaired loans was $2,346,000 and the interest income recognized on impaired loans was $163,000.

In the ordinary course of business, the Company grants loans to its executive officers, directors and related parties on substantially the same terms as loans made to unrelated borrowers.  Related party loan activity for the years ended December 31, 2001 and 2000 is as follows:

	2001	2000
	(In thousands)
Balance, beginning of year	$4,125	$614
New loans	3,272	890
Payments	(1,508)	(477)
Acquisition of Nantucket Bank	—	3,098
Balance, end of year	$5,889	$4,125

A summary of changes in the allowance for loan losses follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands )
Balance, beginning of year	$25,081	$16,828	$15,914
Provision for loan losses	6,175	4,775	2,000
Acquired reserves (Note 2)	—	4,557	—
Charge-offs	(2,263)	(1,633)	(1,638)
Recoveries	520	554	552
Balance, end of year	$29,513	$25,081	$16,828

Allocated reserves for loan losses are determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment.

The formula-based approach evaluates groups of loans to determine the allocation appropriate within each portfolio segment.  Individual loans within the real estate (residential, commercial, construction, and home equity), commercial and consumer (indirect auto and other consumer) loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar credit risk characteristics.  The level of reserve apportionable to each group of risk-rated loans is then determined by management applying a loss factor that estimates the amount of probable loss in each category.  The assigned loss factor for each risk rating is a formula based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past experience, and management’s subjective analysis of considerations of probable loan loss based on these factors.  Allocations for loan categories are then determined by applying loss factors that represent management’s estimate of inherent losses in those categories to the appropriate loan balances outstanding.

The other method used to allocate the reserve for loan losses entails the assignment of reserve amounts to individual loans on the a basis of loan impairment.  Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement.  Under this method loans are selected for evaluation based on a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status.  An identifiable reserve amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of fair value of collateral, present value of anticipated future cash flows or the loans observable fair market price.  Loans with an identifiable reserve and the amount of such reserve totaled $6,177,002 and $2,465,765 at December 31, 2001, respectively.

A portion of the reserve for loan loss is not allocated to any specific segment of the loan portfolio.  This unallocated reserve is maintained for two primary reasons; there exists an inherent subjectivity and imprecision to the analytical processes employed and the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio.  These include: market risk factors, such as the effects of economic variability on the entire portfolio, and unique portfolio risk factors that are inherent characteristics of the Company’s loan portfolio.  Market risk factors may consist of changes to general economic and business conditions that may impact the Company’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral.  Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Company may not be able to fully diversify out of its portfolio.  Management, therefore, has established and maintains an unallocated reserve for loan losses.  The amount of this unallocated reserve was $2.4 million at December 31, 2001, compared to $2.2 million at December 31, 2000.

As of December 31, 2001, the reserve for loan losses totaled $29.5 million as compared to $25.1 million at December 31, 2000.  Based on the processes described above, management believes that the level of the reserve for loan losses at December 31, 2001 is adequate.

(5)     BANKING PREMISES AND EQUIPMENT

A summary of banking premises and equipment follows:

	December 31,		Estimated Useful Lives
	2001	2000
	(In thousands)
Land and improvements	$9,734	$8,908
Buildings and improvements	33,940	33,712	30 to 50 years
Property under capital lease	1,738	1,738	20 years
Leasehold improvements	2,568	2,786	8 to 10 years
Furniture and equipment	16,690	13,821	3 to 20 years
Construction-in-progress	231	1,606
	64,901	62,571
Less-accumulated depreciation and
amortization	13,607	11,693
	$51,294	$50,878

Depreciation for the years ended December 31, 2001, 2000 and 1999,amounted to $4,082,000, $2,867,000 and $2,464,000, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

During 2001, and 2000, the Company  recognized net gains of $372,000 and $329,000, respectively, upon the disposition of banking premises and equipment caused by the relocation to its new corporate and banking offices  which are included in other noninterest income in the accompanying consolidated statements of income.

(6)     DEPOSITS

A summary of deposit balances follows:

	December 31,
	2001	2000
	(In thousands)
Demand deposit accounts	$180,916	$159,740
NOW and money market deposit accounts	744,155	577,778
Passbook and other savings accounts	275,163	235,470
Total noncertificate accounts	1,200,234	972,988
Certificates of deposit–
Certificates of $100,000 and over	268,326	265,583
Certificates less than $100,000	723,797	751,059
Total certificates of deposit	992,123	1,016,642
	$2,192,357	$1,989,630

A summary of the maturity distribution of certificates of deposit with weighted average interest rates follows:

	December 31,
	2001		2000
	Amount	Rate	Amount	Rate
	(Dollars in thousands )
Within 1 year	$791,960	4.02%	$896,082	6.22%
Over 1 to 3 years	153,915	4.90	111,144	6.46
Over 3 to 5 years	46,248	5.10	9,416	6.45
	$992,123	4.21%	$1,016,642	6.25%

(7)     SHORT-TERM BORROWINGS

A summary of short-term borrowings follows:

	December 31,
	2001	2000
	(In thousands)
Securities sold under agreements to repurchase	$33,854	$29,082
Treasury tax and loan note account	730	2,345
	$34,584	$31,427

The weighted average interest rates on short-term borrowings during the years ended December 31, 2001,  2000 and 1999, were 3.69%, 4.68% and 4.79% , respectively.  The average daily balance outstanding was $32,122 and $32,562 for 2001and 2000, respectively.  The maximum balance outstanding at any month end was $37,464 and $57,637 for 2001 and 2000, respectively.

The Company’s available lines of credit with the Federal Home Loan Bank (FHLB) amounted to $42,500,000 at December 31, 2001.  The interest on borrowings under the lines of credit adjusts daily based on a formula. At December 31, 2001 and 2000, the Company had no advances outstanding under these lines.

(8)     FEDERAL HOME LOAN BANK ADVANCES

FHLB advances are collateralized by a blanket-type pledge agreement on the Banks’ FHLB stock, certain qualified investment securities, deposits at the FHLB and first mortgages on residential property.  As members of the FHLB, the Banks are required to invest in stock of the FHLB at an amount equal to the greater of 1% of their outstanding first mortgage residential loans, 3% of total assets or 5% of their outstanding advances from the FHLB.  When such stock is redeemed, the Banks will receive from the FHLB an amount equal to the par value of the stock.

A summary of the maturity distribution of FHLB advances (based on final maturity dates) with weighted average interest rates follows:

	December 31,
	2001		2000
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Within 1 year	$160,587	5.16%	$119,967	6.51%
Over 1 to 5 years	268,939	5.11	171,725	6.03
Over 5 to 10 years	346,130	5.45	252,633	5.80
Over 10 years	11,261	6.97	12,633	6.91
	$786,917	5.30%	$556,958	6.05%

At December 31, 2001, outstanding advances of $402,000,000 are callable at the option of FHLB, of which $282,000,000 are callable at December 31, 2001, $15,000,000 are initially callable in 2002, $70,000,000 are initially callable in 2003 and $35,000,000 become initially callable thereafter.  The Company is generally subject to a substantial penalty upon prepayment of FHLB advances.

(9)     INCOME TAXES

The components of the provision for income taxes and the reconciliation between the statutory federal income tax rate and the effective income tax rate for the years indicated, are as follows:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands )
Current—
Federal	$17,267	$12,499	$11,735
State	260	454	450
Total current	17,527	12,953	12,185
Deferred (prepaid)—
Federal	(627)	112	924
State	(177)	(750)	285
Total deferred (prepaid)	(804)	(638)	1,209
	$16,723	$12,315	$13,394

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.1)	0.3	1.3
Amortization of goodwill	1.8	—	—
Tax credits	(0.4)	(0.4)	(0.5)
Merger expenses	(0.8)	(0.8)	—
Other, net	(0.4)	(0.1)	(0.5)
Effective tax rate	35.1%	34.0%	35.3%

The Company’s net deferred tax asset consisted of the following tax effects of temporary differences:

	December 31,
	2001	2000
	(In thousands)
Gross deferred tax assets:
Allowance for loan losses	$11,937	$9,390
Deferred compensation and benefits	3,603	4,023
Core deposit intangible	996	983
Acquired NOL carryforward	—	208
Reserve for asset impairment	38	271
Deferred income	434	448
Deferred gain on sale/leaseback	199	212
Restricted stock	584	261
Other	9	94
	17,800	15,890

Gross deferred tax liabilities:
Unrealized gain on available-for-sale securities	(2,407)	(676)
REIT dividend	(1,853)	(1,449)
Gain on sale of loans	(470)	(488)
Depreciation	(1,040)	(356)
Loan fees	(812)	(614)
Purchase accounting adjustments	(1,269)	(616)
Other	(54)	(444)
	(7,905)	(4,643)
Net deferred tax asset	$9,895	$11,247

In August 1996, Congress passed legislation which suspended the Banks’ bad debt reserve for income tax purposes as of their base year (October 31, 1988).  Any bad debt reserve in excess of the base year amount is subject to recapture over a six-year period.  The suspended (i.e., base year) amount is subject to recapture only upon the occurrence of certain events, such as excess distributions to stockholders or failure to qualify as a bank for income tax purposes.  Since the Banks do not intend to use their suspended bad debt reserves for purposes other than to absorb the losses for which they were established, deferred taxes in the amount of $7,300,000 have not been recorded with respect to such reserves.

(10)  COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of noncancellable leases, future minimum annual rentals for both operating and capital leases at December 31, 2001 are as follows:

Years Ending December 31,	Operating Leases	Capital Lease

	(In thousands)
2002	$863	$182
2003	757	182
2004	598	182
2005	500	182
2006	438	182
Thereafter	3,916	2,042
		2,952
Less: interest		(1,374)
		$1,578

Certain leases contain renewal options the potential impact of which is not included above.  Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $884,000, $883,000 and $882,000, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

Aggregate cash reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $30.4  million were maintained to satisfy regulatory requirements at December 31, 2001.

In the ordinary course of business, the Company is a defendant in litigation matters.  Although there can be no assurance, management believes that, based on its review of current litigation and discussion with legal counsel, the ultimate resolution of these legal proceedings would not be likely to have a material adverse impact on the Company’s financial position, results of operations or liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2001 and 2000, the Company and the Banks met all applicable regulatory capital  requirements.

As of December 31, 2001, the most recent notification from the Federal Reserve Bank of Boston classified the Company’s capital as satisfactory and the most recent notifications from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an insured depository institution must maintain minimum total capital (to risk weighted assets), Tier 1 capital (to risk weighted assets) and Tier 1 leverage capital (to average assets) as set forth in the accompanying table and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.  There are no conditions or events since such notifications that management believes would have changed these classifications.  The Company’s and the Banks’ actual capital amounts and ratios are as follows:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
As of December 31, 2001:
Company (consolidated) —
Total capital	$294,743	13.34%		$176,756	≥	8.0%	N/A		N/A
Tier 1 capital	266,011	12.04	88,378		≥	4.0	N/A		N/A
Tier 1 leverage capital	266,011	8.04	132,344		≥	4.0	N/A		N/A
Compass —
Total capital	$240,109	12.16%		$157,955	≥	8.0%	≥	$197,444	≥	10.0%
Tier 1 capital	215,175	10.90	78,978		≥	4.0	≥	118,466	≥	6.0
Tier 1 leverage capital	215,175	7.34	117,252		≥	4.0	≥	146,565	≥	5.0
Nantucket Bank —
Total capital	$37,542	16.18%	≥	$18,565	≥	8.0%	≥	$23,206	≥	10.0%
Tier 1 capital	34,613	14.92	≥	9,283	≥	4.0	≥	13,924	≥	6.0
Tier 1 leverage capital	34,613	9.87	≥	14,025	≥	4.0	≥	17,531	≥	5.0

As of December 31, 2000:
Company (consolidated) —
Total capital	$273,158	14.04%	≥	$155,647	≥	8.0%	N/A		N/A
Tier 1 capital	248,595	12.78	≥	77,824	≥	4.0	N/A		N/A
Tier 1 leverage capital	248,595	10.15	≥	97,968	≥	4.0	N/A		N/A
Compass—
Total capital	$220,992	12.68%	≥	$139,333	≥	8.0%	≥	$174,167	≥	10.0%
Tier 1 capital	199,911	11.48	≥	69,667	≥	4.0	≥	104,500	≥	6.0
Tier 1 leverage capital	199,911	8.05	≥	99,335	≥	4.0	≥	124,169	≥	5.0
Nantucket Bank—
Total capital	$32,833	16.37%	≥	$16,049	≥	8.0%	≥	$20,061	≥	10.0%
Tier 1 capital	30,300	15.10	≥	8,005	≥	4.0	≥	12,037	≥	6.0
Tier 1 leverage capital	30,300	8.82	≥	13,748	≥	4.0	≥	17,184	≥	5.0

(12)  RETIREMENT AND OTHER BENEFIT PLANS

Pension Plans

Through October 31, 1999, Compass provided basic and supplemental pension benefits for eligible employees through the Savings Bank’s Employees Retirement Association Pension Plan (the Compass SBERA Plan).   Benefits were based on an employee’s years of service and annual compensation, as defined.  Compass’s funding policy was to contribute annually the maximum deductible amount for federal income tax purposes.

In September 1999, the Board of Directors voted to freeze benefits under the Compass SBERA Plan effective October 31, 1999 and to terminate this Plan on or about December 31, 1999.  In connection therewith, the Compass SBERA Plan was also amended to improve the benefit formula for current employees and permit payment of lump sums.  A curtailment gain of $1,472,000 was recognized in 1999 representing the difference between the estimated benefit obligation and the accumulated benefit obligation at the effective date of termination.

In October 2001, all obligations of the Compass SBERA Plan were settled with excess assets of $300,000 returned to Compass.  A gain of $1,504,000 was recognized in connection with this settlement principally related to previously unrecognized deferred gains.

Nantucket Bank provides pension benefits for its employees through the SBERA Plan.  This Plan provides for benefits to be paid to eligible employees at retirement based primarily upon their years of service with Nantucket Bank and compensation level near retirement.  Contributions to this Plan equal the maximum deductible amount for tax purposes.

The following tables summarize the components of net periodic pension cost and the funded status of each of the  SBERA Plans for the plan years ended October 31 (in thousands):

	Compass		Nantucket Bank
	2001	2000	2001	2000
Benefit obligation at beginning of year	$11,374	$11,216	$1,749
Service cost	—	—	153
Interest cost	766	701	135
Actuarial (gain) loss	102	(538)	109
Benefits paid	—	(131)	(218)
Settlements	(12,242)	(231)	—
Plan amendments	—	357	—
Benefit obligation at end of year	$—	$11,374	$1,929	$1,749
Accumulated benefit obligation (substantially vested)	$—	$11,374	$1,034	$1,172
Change in plan assets:
Fair value of plan assets at beginning of year	$11,874	$11,609	$1,932
Actual return on plan assets	668	670	(204)
Contributions	—	—	104
Benefits paid	—	(131)	(218)
Settlements	(12,242)	(274)	—
Reversion to employer	(300)	—	—
Fair value of plan assets at end of year	$—	$11,874	$1,614	$1,932
Funding status:
Transition asset	$—	$(310)	$(600)	$(601)
Deferred gain (loss)	—	(1,518)	492	—
Accrued expense	—	1,328	423	418
Net amount recognized	$—	$500	$(315)	$183

	Compass			Nantucket Bank
	2001	2000	1999	2001
Components of net periodic benefit cost:
Service cost	$—	$—	$698	$153
Interest cost	766	701	765	135
Expected return on plan assets	(711)	(907)	(782)	(155)
Amortization of transition asset	(27)	(27)	(27)	(1)
Net amortization and deferral	(20)	253	(36)	(22)
Net periodic benefit cost	$8	$20	$618	$110

Weighted average assumptions:
Discount rate	6.75%	6.75%	6.75%	7.75%
Expected return on plan assets (1)	6.00	8.00	8.00	8.00
Rate of compensation increase	N/A	N/A	N/A	5.50

(1)               With plan assets frozen at the time of termination, the expected rate of return for 2001 was reduced to properly reflect the yield associated with current money market fund rates.

Postretirement Benefits Other than Pensions

Compass sponsors a postretirement life insurance plan (the Life Insurance Plan) that primarily covers pre-1996 retirees and a postretirement medical insurance plan that covers certain retirees of the former Sandwich Bank.   The Life Insurance Plan generally provides lifetime coverage to retired employees equal to their final annual rate of pay, but not more than $50,000, and to active full time employees equal to three times the employee’s annual salary, but not more than $350,000.  Annual expense for these plans has averaged $60,000 during the past three years.  At December 31, 2001 and 2000, the accrued liability was $567,000 and $568,000, respectively, while the accumulated benefit obligation was $841,000 and $799,000, respectively, measured using a 7.00% discount rate.

Supplemental Retirement Benefits

Compass has entered into agreements with four officers to provide supplemental retirement benefits based on 25% of the average of the three highest years of compensation (salary and bonus) paid to the officer in the ten years immediately preceding the officer’s retirement.  A reduced benefit is payable if the officer retires prior to age 65, but after age 55.  The present value of these future payments is being accrued over the estimated remaining terms of employment.  The accrued supplemental retirement liability was $1,839,000 and $1,697,000 at December 31, 2001 and 2000, respectively.  The agreements are being funded through a life insurance program with policy benefits accruing to Compass.  The cash surrender value of the policies is $1,918,000 and $1,726,000 at December 31, 2001 and 2000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Compass has agreed to calculate each year the additional amount that would need to be accrued in order to result in the executive annually receiving 70% of the average of the three highest years of the compensation paid to the officer in the ten years of employment immediately preceding the officer’s retirement from a combination of Compass’s former defined benefit plan, the 25% supplemental retirement benefit, Compass’s contribution to the executive’s 401(k) plan, the ESOP, social security and any supplemental funding.  This amount, if any, is added to the executive’s account under the deferred compensation plan.

Net expense for these supplemental retirement benefits for the years ended December 31, 2001, 2000 and 1999, amounted to $309,000, $276,000 and $206,000, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of income.

Incentive Compensation Plan

Each of the Banks maintains a bonus plan providing for awards based on a combination of corporate and individual performance objectives being met, subject to the approval of the Board of Directors.  Amounts charged to operations under the bonus plans amounted to $1,753,000, $1,840,000 and $1,045,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

401(k) Plan

The Banks offer a 401(k) retirement savings plan for employees.  Participating employees may generally contribute up to 15% of their W-2 compensation.  The Banks match 50% of a participant’s deferral contribution on the first 6% of the deferral amount subject to the maximum allowable under federal regulations.  Since November 1999, the Compass plan has included a 3% automatic contribution for all eligible participants.  Total 401(k) expense was $969,000, $809,000 and  $437,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

ESOP

In connection with its conversion from mutual-to-stock form and initial public offering, the Company  established the Compass Bank for Savings Employee Stock Ownership Plan (“ESOP”) which acquired 1,120,000 of the Company’s shares at a price of $10 per share.  The purchase of the shares by the ESOP was funded by a loan of $11,200,000 from the Company.  The loan is being repaid in 80 equal quarterly installments with interest at a fixed rate of 7.75% and  is secured by the unallocated shares of the ESOP.  The ESOP covers substantially all of Compass’s employees who have attained the age of 21 and who have completed at least 1,000 hours of service.

ESOP expense is based on the market value of the Company’s common stock at the time shares are allocated to employees, which differs from the $10 cost of those shares.  Such changes in market value impact the Company’s results of operations but have no impact on total stockholders’ equity.  ESOP expense for the years ended December 31, 2001, 2000 and 1999 amounted to $828,000, $572,000 and $585,000, respectively.

Other

The former Sandwich Bank, acquired in December 1998, maintained certain employee and director benefit programs, including a directors deferred compensation plan and supplemental executive retirement plans,  which have been discontinued. Included in accrued expenses and other liabilities are $3,287,000, and $3,283,000, at December 31, 2001 and 2000, respectively, for such plans.

(13)  STOCK INCENTIVE PLAN

In 1999, the Company adopted the 1999 Stock Incentive Plan (the Stock Incentive Plan) for officers, employees and directors.  The maximum number of shares of common stock issuable under the Stock Incentive Plan is 1,960,000 (subject to adjustment upon the occurrence of a stock dividend, stock split or similar change in capitalization affecting the Company’s common stock).  Of this number, up to 560,000 shares are issuable in connection with “conditioned stock awards”.  A conditioned stock award is an award entitling the recipient to acquire,  at no cost or for a purchase price to be determined by the Compensation Committee, shares of common stock subject to restrictions and conditions determined at the date of grant.  Conditions may be based on continuing employment and/or achievement of performance goals.  The remaining 1,400,000 shares may be either incentive stock options (as defined in the Internal Revenue Code) or options that do not so qualify (non-qualified options).

Incentive stock options shall have an exercise price that is not less than the fair market value of the Company’s stock at the date of grant and shall not be exercisable more than ten years after the date of grant.  All incentive stock options and non-qualified options shall vest and become exercisable based on the determination of the Compensation Committee.  Stock options issued to date become exercisable at a rate of 20% per year.

In July 1999, a conditioned stock award of 560,000 shares was approved for a group of officers and directors.  Under the terms of the award, there is no cost to the recipient for the shares, which vest annually over a five year period conditioned on continued employment with the Company.  Shares that do not vest are forfeited and are returned to the Company.  Upon the event of death, a recipient’s shares become fully vested.  While the shares issued under this conditioned stock award are outstanding, recipients have both voting and dividend rights in such shares.

The total compensation cost of $6,370,000 for the conditioned stock award was determined at the award date since both the number of shares and price to be paid (zero) were known.  The cost, adjusted for any forfeitures and accelerated vesting, is being amortized ratably over five years when all risks of forfeiture have passed.  Forfeitures will be recognized as a reduction of compensation cost in the period in which they occur.  No forfeitures relating to the conditioned stock awards have occurred since the award date.  For the years ended December 31, 2001, 2000 and 1999, the Company expensed $1,249,000, $1,362,000 and $637,000, respectively, in connection with its conditioned stock award grants.

Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 1998	—	$—
Granted	1,258,000	11.375
Balance, December 31, 1999	1,258,000	11.375
Granted	20,000	11.375
Balance, December 31, 2000	1,278,000	11.375
Granted	90,000	15.240
Exercised	(28,000)	11.375
Forfeited	(7,000)	11.375
Balance, December 31, 2001	1,333,000	11.636

The range of per share prices for outstanding and exercisable stock options at December 31, 2001 are as follows:

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price
$11.375	1,243,000	7.5	490,800	$11.375
14.570	65,000	9.4	—	—
16.950	20,000	10.0	—	—
17.050	5,000	9.6	—	—
	1,333,000		490,800	11.375

As disclosed in Note 1, the Company accounts for its stock-based compensation plan in accordance with APB No. 25 and, under such accounting rules, no compensation cost has been recognized in connection with the granting of stock options.  Alternatively, FASB standards (SFAS No. 123) would permit a method under which a compensation cost for all stock awards would be calculated and recognized over the service period (generally equal to the vesting period).  This compensation cost would be determined in a manner prescribed by the FASB using option pricing models intended to estimate the fair value of stock options at the grant date.  Such alternative accounting would not have resulted in additional compensation cost recorded for the conditioned stock awarded in 1999.

Had the Company applied SFAS No. 123 in accounting for its stock option grants, net income and EPS (basic and diluted) would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):

	Years Ended December 31,
	2001	2000	1999
Net Income
As reported	$30,967	$23,929	$24,526
Pro forma	30,506	23,393	24,294

Basic EPS
As reported	1.32	1.01	0.97
Pro forma	1.30	0.98	0.96

Diluted EPS
As reported	1.31	1.01	0.97
Pro forma	1.29	0.98	0.96

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model with the following valuation assumptions:

	2001	2000	1999
Expected volatility	35%	39%	21%
Risk-free interest rate	5.0%	6.3%	5.8%
Expected annual forfeitures	5%	5%	5%
Expected dividend yield	2.5%	2.5%	2.5%
Expected life of options	7 years	7 years	7 years

The weighted average fair value of stock options granted in 2001, 2000 and 1999, based on the above assumptions, was $5.29, $3.34 and $3.00 per share, respectively.

(14)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is party  to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its  customers.  These financial instruments include commitments to originate loans and standby letters of credit.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

Off-balance sheet financial instruments whose contract amounts present credit risk included the following:

	December 31,
	2001	2000
	(In thousands)
Unused portion of existing lines of credit	$128,887	$102,016
Firm commitments to originate loans	102,053	66,371
Unadvanced construction loans	52,435	53,127
Standby letters of credit	1,784	2,336

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily require future cash requirements.  Management evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained upon extension of the credit is based on management’s credit evaluation of the borrower.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial real estate.

Standby letters of credit are conditional commitments to guarantee performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The collateral supporting those commitments varies and may include real property, accounts receivable or inventory.

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The reported fair values of financial instruments are based on a variety of valuation techniques.  In some cases, fair values represent quoted market prices for identical or comparable instruments.  In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows, assumed discount rates reflecting varying degrees of risk and future expected loss assumptions.  These estimates involve a high degree of judgment.  The estimates do not reflect any premium or discount that could result from offering significant holdings of financial instruments at bulk sale.  Tax implications of unrealized gains and losses can also have a significant effect on fair value of the financial instruments.  Changes in economic conditions may dramatically affect the fair value of financial instruments.

The following methods and assumptions were used to estimate the fair value of the Banks’ financial instruments:

For cash and due from banks and federal funds sold, the carrying amount approximates fair value due to the short maturity of those instruments.

The fair values of investment securities are based on published market prices or quotations received from securities dealers.

The fair values of loans are estimated for loan portfolios with similar financial characteristics.  Loans are segregated by type, fixed- and adjustable-rate interest terms and by performing and nonperforming status.  The fair values of performing residential real estate loans are estimated by discounting the anticipated future cash flows at rates currently required by the secondary mortgage market for the purchase of similar loans.  For performing commercial real estate loans and performing commercial loans, fair values are estimated by discounting the anticipated future cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan as determined by the loan’s terms and credit rating.  For home equity loans and consumer loans,  fair values are estimated by discounting the anticipated cash flows using current interest rates.

The fair value of deposits does not include the value of long-term relationships with depositors and does not reflect the value associated with possessing this relatively inexpensive source of funds that may be available for a considerable length of time.  The reported fair value of deposits with no stated maturity is equal to the amount payable on demand at the reporting date.  The fair value of time deposits is estimated by discounting the contractual future cash flows at rates currently offered for time deposits with similar remaining maturities.

The fair value of FHLB advances is determined by discounting the anticipated future cash payments using rates currently available for advances with similar terms and remaining maturities.  For other borrowings, the carrying amount approximates fair value due to the short maturity of those instruments.

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.  The estimated fair value of all such commitments is insignificant.

Certain items are excluded from disclosure requirements, including banking premises and equipment, the value of mortgage servicing rights, the intangible value inherent in deposit relationships (i.e. core deposits), leases and pension benefit obligations, among others.  Accordingly, the aggregate fair value amounts presented in the accompanying table do not include all data integral to a full assessment of the Company’s financial position and the market value of its net assets.

A summary of the estimated fair values of the Company’s financial instruments follows:

	December 31,
	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$87,834	$87,834	$101,665	$101,665
Federal funds sold	92,899	92,899	5,848	5,848
Short-term investments	10,000	10,000	—	—
Investment securities	467,176	467,525	307,557	307,600
Loans held-for-sale	19,675	19,727	13,666	13,714
Total loans, net	2,545,469	2,552,161	2,338,251	2,342,343
Financial liabilities:
Deposits (with no stated maturity)	1,200,234	1,200,234	972,988	972,988
Certificates of deposit	992,123	1,014,086	1,016,642	1,019,601
Short-term and other borrowings	36,424	36,424	33,308	33,308
FHLB advances	786,917	878,689	556,958	551,305

(16)  CONDENSED PARENT COMPANY INFORMATION

The condensed unconsolidated financial statements of the Parent Company follow:

	December 31,
	2001	2000
	(In thousands)
BALANCE SHEETS
ASSETS:
Due from banks (primarily at Compass)	$1,810	$3,644
Investment securities available-for-sale	4,444	3,133
ESOP loan	10,295	10,578
Investment in subsidiaries	289,482	271,411
Other assets	457	377
Total assets	$306,488	$289,143

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accrued expenses and other liabilities	$764	$955
Stockholders’ equity	305,724	288,188
Total liabilities and stockholders’ equity	$306,488	$289,143

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
STATEMENTS OF INCOME
INCOME:
Interest and dividends on investment securities	$130	$136	$88
Interest on ESOP loan	809	831	856
Dividends from subsidiaries	16,000	21,514	—
Other	40	—	—
Total income	16,979	22,481	944
NONINTEREST EXPENSE	1,563	1,240	1,123
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	15,416	21,241	(179)
PROVISION (BENEFIT) FOR INCOME TAXES	(451)	58	(106)
Income (loss) before equity in undistributed net income of subsidiaries	15,867	21,183	(73)
EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	15,100	2,746	24,599
Net income	$30,967	$23,929	$24,526

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,967	$23,929	$24,526
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization	(3)	11	13
Stock-based compensation	237	349	131
Equity in undistributed earnings of subsidiaries	(15,100)	(2,746)	(24,599)
Net (increase) decrease in other assets	(211)	24	(80)
Net increase (decrease) in other liabilities, net	(281)	250	(200)
Net cash provided by (used in) operating activities	15,609	21,817	(209)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Home Port Bancorp, Inc., net	(111)	(68,463)	—
Investment in subsidiaries	—	—	(100,000)
Purchase of securities	(87)	(1,358)	(332)
Repayments on ESOP loan	283	262	360
Net cash used in investing activities	85	(69,559)	(99,972)
CASH FLOWS FROM FINANCING ACTIVITIES:
Non-operating dividends from subsidiaries	—	57,486	—
Exercise of stock options	320	—	—
Tax benefit of stock option and award transactions, net	63
Repurchase of common stock	(10,492)	(8,680)	(15,939)
Stock award reimbursement by Compass	1,012	1,012	506
Cash dividends	(8,431)	(6,607)	(2,645)
Net cash provided by (used in) financing activities	(17,528)	43,211	(18,078)
Net decrease in due from banks	(1,834)	(4,531)	(118,259)
DUE FROM BANKS BEGINNING OF YEAR	3,644	8,175	126,434
DUE FROM BANKS END OF YEAR	$1,810	$3,644	$8,175
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$20,991	$13,204	$13,892

(17)  STOCKHOLDERS’ EQUITY

Stock Conversion

As part of the conversion from mutual to stock form in 1998 (the Conversion), the Company established a liquidation account in an amount equal to its net worth as of May 31, 1998.  The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Compass after the Conversion.  The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases do not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder is entitled to receive balances for accounts then held.

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

As of January 22, 2002, the Company had repurchased 3,027,000 shares  of its common stock under these programs at a total cost of $35.1 million, all of which shares had been repurchased as of December 31, 2001.

Dividend Reinvestment and Stock Purchase Plan

In October 1999, the Board of Directors authorized a dividend reinvestment and stock purchase plan for up to 500,000 shares of common stock.  Stockholders owning 100 or more shares are eligible to enroll and may reinvest part of all of their cash dividends.  Participants may also make optional cash payments from $100 to a maximum of $5,000  per quarter to purchase additional shares of common stock.  This plan commenced upon the Board’s declaration of the Company’s  quarterly cash dividend in January 2000.  The Company has directed its agent to acquire shares in open market transactions to meet the needs of this plan.

(18)  BUSINESS SEGMENT INFORMATION

The Company has identified its reportable segment as “Community Banking” which consists of commercial and retail banking.  The Company operates under two operating segments which have similar economic characteristics, products and services, distribution channels and regulatory environments.  Accordingly, disaggregated segment information for each bank is not presented.  The community banking segment derives its revenue from a wide range of banking services, including investing and lending activities and acceptance of demand, savings and time deposits, merchant credit card services as well as servicing loans for investors.  There is no major customer, as defined, and the banks operate within a single geographic area (southeastern Massachusetts, including the islands of Martha’s Vineyard and Nantucket).

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

Reportable segment specific information and reconciliation to consolidated financial information is as follows (in thousands):

	Community Banking	Other	Other Adjustments and Eliminations	Consolidated
	(in thousands)
December 31, 2001
Investment securities	$462,732	$4,444	$—	$467,176
Net loans	2,545,469	10,295	(10,295)	2,545,469
Total assets	3,342,693	305,526	(300,752)	3,347,467
Total deposits	2,192,357	—	—	2,192,357
Total borrowings	823,341	—	—	823,341
Total liabilities	3,040,979	764	—	3,041,743
Net interest income	102,768	939	(809)	102,898
Provision for loan losses	6,175	—	—	6,175
Total noninterest income	16,303	40	—	16,343
Total noninterest expense	63,813	1,563	—	65,376
Net income	31,100	30,967	(31,100)	30,967

December 31, 2000
Investment securities	$304,424	$3,133	$—	$307,557
Net loans	2,338,251	10,578	(10,578)	2,338,251
Total assets	2,887,571	288,191	(284,997)	2,890,765
Total deposits	1,989,630	—	—	1,989,630
Total borrowings	590,266	—	—	590,266
Total liabilities	2,601,622	955	—	2,602,577
Net interest income	79,967	967	(831)	80,103
Provision for loan losses	4,775	—	—	4,775
Total noninterest income	9,987	—	—	9,987
Total noninterest expense	47,831	1,240	—	49,071
Net income	24,259	23,929	(24,259)	23,929

December 31, 1999
Investment securities	$270,794	$2,133	$—	$272,927
Net loans	1,730,378	10,840	(10,840)	1,730,378
Total assets	2,120,382	249,293	(246,890)	2,122,785
Total deposits	1,515,622	—	—	1,515,622
Total borrowings	314,622	—	—	314,622
Total liabilities	1,848,359	405	—	1,848,764
Net interest income	74,354	944	(856)	74,442
Provision for loan losses	2,000	—	—	2,000
Total noninterest income	9,994	—	—	9,994
Total noninterest expense	43,393	1,123	—	44,516
Net income	24,599	24,526	(24,599)	24,526

(19)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2001 and 2000.

	2001				2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except for per share amounts)
Interest income	$54,418	$55,349	$53,892	$52,664	$45,542	$43,304	$40,225	$37,368
Interest expense	26,951	29,060	28,749	28,731	24,587	22,944	20,398	18,407
Net interest income	27,467	26,289	25,143	23,933	20,955	20,360	19,827	18,961
Provision for loan losses	1,750	1,550	1,475	1,400	1,275	1,250	1,200	1,050
Gain on pension plan settlement (1)	1,504	—	—	—	—	—	—	—
Other noninterest income (2)	4,590	3,686	3,565	3,122	2,579	2,928	2,301	2,179
Noninterest expense (3)	17,511	15,991	16,067	15,865	13,023	12,760	11,582	11,706
Income before income taxes	14,300	12,434	11,166	9,790	9,236	9,278	9,346	8,384
Provision for income taxes (4)	5,099	4,400	4,165	3,059	2,829	3,183	3,347	2,956
Net income	$9,201	$8,034	$7,001	$6,731	$6,407	$6,095	$5,999	$5,428

Earnings per share:
Basic	$0.40	$0.34	$0.30	$0.29	$0.27	$0.26	$0.25	$0.23
Diluted	0.39	0.34	0.29	0.28	0.27	0.26	0.25	0.23

Cash dividends per share	0.09	0.09	0.08	0.08	0.07	0.07	0.06	0.06

(1)               Refer to Note 12 regarding the termination of the defined benefits plan.

(2)               In the quarter ending December 31, 2001, the Company recorded gains on the sale of mortgage loans of approximately $1,024,000.

(3)               In the quarter ending December 31, 2001, salaries and benefits increased ($569,000), data processing increased ($276,000), advertising and marketing increased ($227,000) and other expenses increased ($301,000).

(4)               During the quarter ended December 31, 2000, the Company reversed approximately $300,000 in tax reserves which were deemed no longer required.  During the quarter ending March 31, 2001, the Company recorded a tax refund of $341,000 against the tax provisions due on amended tax returns related to the Sandwich acquisition.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by Item 10. of this Form is incorporated by reference herein from the Company’s Proxy Statement relating to the 2002 Annual Meeting of Stockholders of the Company.

Item 11. Executive Compensation

Information required by Item 11. of this Form is incorporated by reference herein from the Company’s Proxy Statement relating to the 2002 Annual Meeting of Stockholders of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by Item 12. of this Form is incorporated by reference herein from the Company’s Proxy Statement relating to the 2002 Annual Meeting of Stockholders of the Company.

Item 13. Certain Relationships and Related Transactions

Information required by Item 13. of this Form is incorporated by reference herein from the Company’s Proxy Statement related to the 2002 Annual Meeting of Stockholders of the Company.

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

3.	Exhibits

3.1	Articles of Organization of Seacoast Financial Services Corporation+++

3.2	By-Laws of Seacoast Financial Services Corporation+++

4	Specimen certificate for the common stock of Seacoast Financial Services Corporation++

10.1*	Form of Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and Kevin G. Champagne+

10.2*	Form of Employment Agreement by and among Compass Bank for Savings, Seacoast Financial Services Corporation and certain Officers of Compass Bank for Savings+

10.3*	Form of Change in Control Agreements by and among Seacoast Financial Services Corporation, Compass Bank for Savings, Kevin G. Champagne and certain other Officers of Compass Bank for Savings+

10.4*	Form of Change in Control Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and certain Officers of Compass Bank for Savings +

10.5*

Form of Executive Salary Continuation Agreements made and entered into by and between Compass Bank for Savings and Kevin G. Champagne, Arthur W. Short, John D. Kelleher and Francis S. Mascianica and forms of amendments thereto +

10.6*	Trust Agreement, made as of December 18, 1992, by and between Compass Bank for Savings and Shawmut Bank, N.A. +

10.7*	Compass Bank for Savings January 2000 Incentive Compensation Plan ++++++

10.12*	Compass Bank for Savings Executive Deferred Compensation Plan +

10.13*	Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan +

10.17*	Sandwich Co-operative Bank 1992 Directors Deferred Compensation Plan +

10.20*	Seacoast Financial Services Corporation 1999 Stock Incentive Plan ++++

11	A statement regarding earnings per share is included in Item 8., Note 1, of this report.

21	Subsidiaries (See Item 1. of Part I to this report.)

23	Consent of Arthur Andersen LLP

99	Letter from The Company to the Commission Pursuant to Temporary Note 3T to Article No. 3 of Regulation S-X

*	Management compensatory plan or arrangement.

+	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-52889), filed with the SEC under the Company’s prior name, “The 1855 Bancorp”, on May 15, 1998.

++	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-52889), filed with the SEC under the Company’s prior name, “The 1855 Bancorp”, on August 14, 1998.

+++	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the SEC on November 18, 1998.

++++	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 16, 1999.

+++++	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2000.

++++++	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2000

(b) Reports of Form 8-K:No reports were filed during the fourth quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seacoast Financial Services Corporation

DATE: March 28, 2002	By:	/s/ Kevin G. Champagne
Kevin G. Champagne
President and Chief Executive Officer

	By:	/s/ Francis S. Mascianica, Jr.
Francis S. Mascianica, Jr.
Treasurer, as Principal Financial and
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin G. Champagne
Kevin G. Champagne	President, Chief Executive Officer and Director	March 28, 2002

/s/ David P. Cameron
David P. Cameron	Director	March 28, 2002

/s/ Howard C. Dyer, Jr.
Howard C. Dyer, Jr.	Director	March 28, 2002

/s/ Mary F. Hebditch
Mary F. Hebditch	Director	March 28, 2002

/s/ Glen F. Johnson
Glen F. Johnson	Director	March 28, 2002

/s/ Thornton P. Klaren, Jr.
Thornton P. Klaren, Jr.	Director	March 28, 2002

/s/ J. Louis LeBlanc
J. Louis LeBlanc	Director	March 28, 2002

/s/ Frederic D. Legate
Frederic D. Legate	Director	March 28, 2002

/s/ Reale J. Lemieux
Reale J. Lemieux	Director	March 28, 2002

/s/ A. William Munro
A. William Munro	Director	March 28, 2002

/s/ Philip W. Read
Philip W. Read	Director	March 28, 2002

/s/ Carl Ribeiro
Carl Ribeiro	Director	March 28, 2002

/s/ Joseph H. Silverstein
Joseph H. Silverstein	Director	March 28, 2002

/s/ Gerald H. Silvia
Gerald H. Silvia	Director	March 28, 2002