Form 10-Q
period 2002-03-31
SEACOAST FINANCIAL SERVICES CORP
filed 2002-05-15
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 31, 2002

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
(Registrant’s Telephone Number

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

Yes    ☒     No    ☐

At May 15, 2002, the Company had 24,231,886 shares of common stock outstanding.

SEACOAST FINANCIAL SERVICES CORPORATION

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31,	December 31,
	2002	2001
ASSETS
Cash and due from banks	$101,973	$87,834
Federal funds sold	40,617	92,899
Short-term investments	10,000	10,000
Total cash and cash equivalents	152,590	190,733
Investment securities—
Available-for-sale, at fair value	480,426	405,788
Held-to-maturity, at amortized cost	19,482	20,551
Restricted equity securities	41,667	40,837
Loans held-for-sale	18,456	19,675
Loans, net (Note 3)	2,611,004	2,545,469
Accrued interest receivable	17,524	15.872
Banking premises and equipment, net	50,902	51,294
Other real estate owned, net	308	427
Net deferred tax asset	11,828	9,895
Goodwill (Note 2)	33,903	33,903
Intangible assets (Note 2)	2,162	2,370
Other assets	10,160	10,653
Total assets	$3,450,412	$3,347,467
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 4)	$2,253,111	$2,192,357
Short-term borrowings	46,508	34,584
Federal Home Loan Bank advances	809,042	786,917
Other borrowings	1,825	1,840
Mortgagors' escrow payments	5,175	4,761
Accrued expenses and other liabilities	25,422	21,284
Total liabilities	3,141,083	3,041,743
COMMITMENTS AND CONTINGENCIES
Stockholders' equity (Notes 7 and 8):
Preferred stock, par value $.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock, par value $.01 per share; authorized 100,000,000 shares; 26,758,136 shares issued	268	268
Additional paid-in capital	153,370	153,216
Retained earnings	196,278	189,743
Treasury stock, at cost, 2,519,250 shares in 2002 and 2,439,000 shares in 2001	(29,712)	(28,185)
Accumulated other comprehensive income	1,529	3,531
Unearned compensation — ESOP and restricted stock	(12,123)	(12,575)
Shares held in employee trust	(281)	(274)
Total stockholders' equity	309,329	305,724
Total liabilities and stockholders' equity	$3,450,412	$3,347,467

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(Unaudited)

(In thousands, except per share amounts)

	2002	2001
INTEREST AND DIVIDEND INCOME:
Interest on loans	$46,923	$47,212
Interest and dividends on investment securities	5,847	4,971
Interest on federal funds sold and short-term investments	430	481
Total interest and dividend income	53,200	52,664

INTEREST EXPENSE:
Interest on deposits	13,724	19,267
Interest on borrowed funds	10,681	9,464
Total interest expense	24,405	28,731
Net interest income	28,795	23,933

PROVISION FOR LOAN LOSSES	1,535	1,400
Net interest income after provision for loan losses	27,260	22,533

NONINTEREST INCOME:
Deposit and other banking fees	2,172	1,843
Loan servicing fees, net	197	281
Merchant card fee income, net	167	131
Other loan fees	234	424
Gain (loss) on investment securities, net	141	(1)
Gain on sales of loans, net	83	39
Other income	211	347
Total noninterest income	3,205	3,064

NONINTEREST EXPENSE:
Salaries and employee benefits	9,413	7,999
Occupancy and equipment expenses	2,171	2,156
Data processing expenses	1,700	1,585
Marketing expenses	473	619
Professional services expenses	608	806
Amortization of goodwill and intangibles (Note 2)	208	736
Other operating expenses	2,316	1,906
Total noninterest expense	16,889	15,807
Income before provision for income taxes	13,576	9,790

PROVISION FOR INCOME TAXES	4,702	3,059
Net income	$8,874	$6,731

Earnings per share (Note 5):
Basic	$0.39	$0.29
Diluted	$0.38	$0.28

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(Unaudited)

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP/Restricted Stock	Shares Held in Employee Trust	Total

Balance, December 31, 2000	$268	$152,795	$166,865	$(17,990)	$791	$(14,384)	$(157)	$288,188
Repurchase of common stock (Note 7)	—	—	—	(1,518)	—	—	—	(1,518)
Net income	—	—	6,731	—	—	—	—	6,731
Other comprehensive income — Change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	1,615	—	—	1,615
Comprehensive income								8,346
Cash dividends — $.08 per share	—	—	(1,912)	—	—	—	—	(1,912)
Amortization of unearned compensation	—	44	—	—	—	452	—	496
Other	—	—	—	—	—	—	(52)	(52)

Balance, March 31, 2001	$268	$152,839	$171,684	$(19,508)	$2,406	$(13,932)	$(209)	$293,548

Balance, December 31, 2001	$268	$153,216	$189,743	$(28,185)	$3,531	$(12,575)	$(274)	$305,724
Exercise of Stock Options	—	36	—	20	—	—	—	56
Repurchase of common stock (Note 7)	—	—	—	(1,547)	—	—	—	(1,547)
Net income	—	—	8,874	—	—	—	—	8,874
Other comprehensive income — Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	(2,002)	—	—	(2,002)
Comprehensive income	—	—	—	—	—	—	—	6,872
Cash dividends — $.10 per share	—	—	(2,339)	—	—	—	—	(2,339)
Amortization of unearned compensation	—	118	—	—	—	452		570
Other	—	—	—	—	—	—	(7)	(7)

Balance, March 31, 2002	$268	$153,370	$196,278	$(29,712)	$1,529	$(12,123)	$(281)	$309,329

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(Unaudited)

(In Thousands)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,874	$6,731
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	1,081	976
Amortization and accretion, net	650	742
Goodwill and intangibles amortization, net	99	429
Stock-based compensation	570	496
Provision for loan losses	1,535	1,400
(Gain) loss on investment securities, net	(141)	1
(Gain) loss on sale of fixed assets	1	(30)
Other real estate owned income	—	(47)
Benefit for prepaid taxes	(433)	(562)
Originations of loans held-for-sale	(7,311)	(10,845)
Proceeds from sales of loans originated for resale	8,613	3,888
Gain on sales of loans, net	(83)	(39)
Net increase in accrued interest receivable	(1,652)	(288)
Net decrease in other assets	493	499
Net increase in accrued expenses and other liabilities	4,109	3,498
Net cash provided by operating activities	16,405	6,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities classified as held to maturity	(1,098)	—
Purchase of securities classified as available-for-sale	(113,385)	(11,086)
Purchase of restricted equity securities	(830)	(5,375)
Proceeds from sales, calls, paydowns and maturities of securities classified as available-for-sale	34,718	15,691
Proceeds from sales, calls, paydowns and maturities of securities classified as held-to-maturity	2,134	6,127
Purchase of loans	—	(1,300)
Net increase in loans	(67,009)	(88,846)
Recoveries of loans previously charged off	181	137
Proceeds from sales of other real estate owned	43	10
Proceeds from sales of fixed assets	—	104
Purchase of premises and equipment	(700)	(1,682)
Net cash used in investing activities	(145,946)	(86,220)

	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in NOW, money market deposit and demand deposit accounts	$44,330	$3,631
Increase in passbook and other savings accounts	14,226	8,386
Increase in certificates of deposit	2,213	8,977
Advances from Federal Home Loan Bank	62,000	154,973
Repayments of Federal Home Loan Bank advances	(39,864)	(49,237)
Increase (decrease) in short-term and other borrowings	11,909	(3,589)
Increase in mortgagors' escrow payments	414	1,305
Repurchase of common stock	(1,547)	(1,518)
Cash dividends	(2,339)	(1,912)
Exercise of stock options	56	—
Net cash provided by financing activities	91,398	121,016

Net (decrease) increase in cash and cash equivalents	(38,143)	41,645
Cash and cash equivalents, beginning of year	190,733	107,513
Cash and cash equivalents, end of period	$152,590	$149,158

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowed funds	$24,378	$28,064
Income taxes paid	1,175	758

Supplemental disclosure of noncash transactions:
Transfers from loans to other real estate owned	—	339

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002 AND 2001

(1)         BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements of Seacoast Financial Services Corporation and its wholly-owned subsidiaries, Compass Bank for Savings ("Compass"), Nantucket Bank and Lighthouse Securities Corporation (collectively referred to herein as “the Company") presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2001 included as part of its Form 10-K.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.  For interim reporting purposes, the Company follows the same significant accounting policies.  Certain reclassifications have been made to prior year balances to conform to the current year presentation.

(2)  GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS 142 as of January 1, 2002.  SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement.  As a result of adopting SFAS 142, the Company no longer amortizes the goodwill balance of $33.9 million, which reduced goodwill amortization and increased net income by $606,000 in the first quarter of 2002.  An initial impairment test is required to be performed by June 30, 2002 and at least annually or more frequently as a result of an event or change in circumstances (e.g. recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary.  The Company expects to complete its initial impairment test during the second quarter of 2002.  The Company does not expect to record an impairment charge upon completion of the initial impairment test.  However, there can be no assurance that a material impairment charge will not be recorded after the test is completed.

        Prior to adoption of SFAS 142, goodwill was being amortized on a straight-line basis over 15 years.  For the three months ended March 31, 2001 goodwill amortization expense was $606,000.  Actual results of operations for the three-month period ended March 31, 2002 and pro forma results of operations for the three-month period ended March 31, 2001 as if SFAS 142 had been adopted as of January 1, 2001 are as follows:

	Three Months Ending
	March 31, 2002	March 31, 2001
	(In thousands)
Reported net income	$8,874	$6,731
Add: Goodwill amortization, net of tax	—	606
Adjusted Net Income	$8,874	$7,337

Weighted average common shares outstanding — basic	23,004,842	23,483,824
Weighted average common and common stock
equivalent shares outstanding — diluted	23,524,716	23,734,187

Basic earnings per share:
Reported net income	$0.39	$0.29
Add: goodwill amortization, net of tax	—	0.03
Adjusted net income	$0.39	$0.32
Diluted earnings per share:
Reported net income	$0.38	$0.28
Add: goodwill amortization, net of tax	—	0.03
Adjusted net income	$0.38	$0.31

(3)   LOANS

The loan portfolio consisted of the following:

	March 31, 2002	December 31, 2001
	(In thousands)
Real estate loans:
Residential (one-to-four family)	$1,335,577	$1,311,606
Commercial	336,315	337,277
Construction	113,133	108,556
Home equity lines of credit	50,561	45,709
Total real estate loans	1,835,586	1,803,148
Commercial loans	123,022	115,562
Consumer loans:
Indirect auto loans	629,091	601,884
Less-unearned discount	1,075	1,651
Indirect auto loans, net	628,016	600,233
Other	54,712	56,039
Total consumer loans, net	682,728	656,272
Total loans	2,641,336	2,574,982
Less-allowance for loan losses	30,332	29,513
Total loans, net	$2,611,004	$2,545,469

Non-accrual loans amounted $12,194,000 and $13,408,000 at March 31, 2002 and  December 31, 2001, respectively.

(4)   DEPOSITS

A summary of deposit balances is as follows:	March 31, 2002	December 31, 2001
	(In thousands)
Demand deposit accounts	$180,556	$180,916
NOW and money market deposit accounts	788,845	744,155
Passbook and other savings accounts	289,389	275,163
Total non-certificate accounts	1,258,790	1,200,234

Certificates of deposit —
Term certificates of $100,000 and over	268,324	268,326
Term certificates less than $100,000	725,997	723,797
Total certificates of deposit	994,321	992,123
	$2,253,111	$2,192,357

(5)   EARNINGS PER SHARE (EPS)

    Basic EPS for the three months ended March 31, 2002 and 2001 was computed based on the weighted average number of shares outstanding during the periods, which amounted to 23,004,842 shares and 23,483,824 shares, respectively.  Unallocated ESOP shares and unvested restricted stock awards are not considered outstanding for purposes of the computation of basic EPS.  Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised and has been computed after giving consideration to the dilutive effect of stock options, stock awards and shares held in an employee trust.

(6)         BUSINESS SEGMENT INFORMATION

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

Non-reportable operating segments of the Company’s operations that do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below.  These non-reportable segments include the Parent Company.

Reportable segment specific information and reconciliation to consolidated financial information as of March 31, 2002 and 2001 and for the three-month periods then ended are as follows (in thousands):

March 31, 2002	Community Banking	Other	Other Adjustments and Eliminations	Consolidated
Investment securities	$537,019	$4,556	$—	$541,575
Net loans	2,611,004	10,221	(10,221)	2,611,004
Total assets	3,445,388	309,727	(304,703)	3,450,412
Total deposits	2,253,111	—	—	2,253,111
Total borrowings	857,375	—	—	857,375
Total liabilities	3,140,179	904	—	3,141,083
Net interest income	28,758	236	(199)	28,795
Provision for loan losses	1,535	—	—	1,535
Noninterest income	3,008	197	—	3,205
Noninterest expense	16,640	249	—	16,889
Net income	$8,775	$8,874	$(8,775)	$8,874
March 31, 2001
Investment securities	$301,239	$3,442	$—	$304,681
Net loans	2,447,215	10,509	(10,509)	2,447,215
Total assets	3,019,263	294,159	(289,537)	3,023,885
Total deposits	2,010,609	—	—	2,010,609
Total borrowings	692,402	—	—	692,402
Total liabilities	2,729,693	668	—	2,730,361
Net interest income	23,900	237	(204)	23,933
Provision for loan losses	1,400	—	—	1,400
Noninterest income	3,024	40	—	3,064
Noninterest expense	15,438	369	—	15,807
Net income	$6,793	$6,731	$(6,793)	$6,731

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

As of May 15, 2002, the Company had repurchased 3,121,500 shares of its common stock under these programs at a total cost of $36,922,133 of which 3,109,000 shares at a cost of $36,657,883 had been repurchased as of March 31, 2002.

(8)   QUARTERLY CASH DIVIDEND

On April 25, 2002, the Board of Directors voted for the payment of a quarterly cash dividend of $.10 per share.  The dividend is payable on May 24, 2002 to stockholders of record on May 10, 2002.

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

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Total assets increased by $102.9 million from $3,347.5 million at December 31, 2001 to $3,450.4 million at March 31, 2002.  During the quarter ended March 31, 2002, the loan portfolio increased by $66.4 million, or 2.6%, which was funded principally by deposit growth of $60.8 million and, to a lesser extent, Federal Home Loan Bank advances of $22.1 million and short-term borrowings of $11.9 million.  During the quarter, the Company’s borrowings from the Federal Home Loan Bank (FHLB) exceeded its actual funding needs.  Management decided that because rates from the Federal Home Loan Bank were attractive, it was strategically prudent to borrow these funds in anticipation of funding loan growth during the year.  Short-term borrowings increased due to Nantucket Bank’s seasonal cash-flow requirements to fund commercial loans to Nantucket businesses and deposit outflows which normally occur during this period.  The average interest rate on FHLB advances taken during the first quarter of 2002 was 3.0%.  At March 31, 2002, these additional funds were invested in investment securities.

 The increase in loans occurred primarily in the residential mortgage, indirect auto and commercial loan portfolios.  From December 31, 2001 to March 31, 2002, residential mortgage loans increased by $24.0 million, or 1.8%, indirect auto loans (net of unearned discounts) increased by $27.8 million, or 4.6% and commercial loans increased by $7.5 million, or 6.5%. The growth during the quarter ended March 31, 2002 is generally attributable to the improved and stable economic conditions which prevailed during this period.  Management decided (for Compass only) in the first quarter of 2002 to retain in portfolio all residential mortgage loan originations and has continued to emphasize the origination of indirect auto loans through its network of automobile dealers which has recently been expanded to include dealers in communities contiguous to the metropolitan Boston area.  The growth in commercial lending was primarily with existing customers to fund business expansion and seasonal borrowing needs.

Total deposits at March 31, 2002 were $2,253.1 million, an increase of $60.7 million, compared to $2,192.4 million at December 31, 2001.  Core deposit account balances increased by $58.6 million during the quarter.  The increase in core deposits during the quarter was generally attributable to normal seasonal fluctuations and continued uncertainty in the stock market.  The slight growth in certificates of deposits was primarily the result of declining interest rates for this type of product and consumers wanting to maintain a liquid position.

 The increase in stockholders’ equity of $3.6 million to $309.3 million at March 31, 2002 resulted from the net income of $8.9 million for the quarter ended March 31, 2002 which was partially offset by cash dividends and stock repurchases totaling $3.9 million, and a decrease in the market value of investment securities of $2.0 million.  During 1999 and 2000, the Company announced three stock repurchase programs aggregating 3,486,212 shares.  As of May 15, 2002, 3,121,500 shares had been repurchased leaving up to 364,712 shares for repurchase.  Management expects to fully repurchase the remaining shares under these programs during 2002.

Comparison of Operating Results for the Quarters Ended March 31, 2002 and 2001

Interest Income.  Interest income for the quarter ended March 31, 2002 was $53.2 million, compared to $52.7 million for the quarter ended March 31, 2001, an increase of $536,000, or 1.02%.  The increase in interest income resulted from growth in average interest-earning assets of $446.5 million, or 16.1%, partially offset by a decrease in the overall yield on interest-earning assets of 99 basis points in the 2002 period.  The principal areas of growth in average balances were related to investments (up $236.2 million, or 68.9%) and loans (up $210.3 million, or 8.7%).  The funding growth in investment securities resulted from the sale of mortgage loans and an increase in deposits and borrowings in excess of funding loan requirements during the period.  The increase in indirect auto loans resulted from the favorable interest rate environment and the continued emphasis of this lending product resulting from the expansion of participating dealers and locations.

Interest Expense.  Interest expense for the quarter ended March 31, 2002 was $24.4 million compared to $28.7 million for the quarter ended March 31, 2001, a decrease of $4.3 million or 15.0%.  This decrease resulted from a 1.26% decrease in the cost of all funds from 4.66% in 2001 to 3.40% in 2002, partially offset by a higher average balance of interest-bearing liabilities (up $402.4 million, or 16.3%).  Average interest-bearing deposit balances increased $207.1 million, or 11.4%, during the quarter ended March 31, 2002 compared to the same period in 2001.

Interest expense on borrowed funds increased $1.2 million in the quarter ended March 31, 2002 due to a $195.3 million increase in the average balance of such funds, partially offset by a decrease of 78 basis points in the average rate paid on borrowed funds to 5.07% in 2002 from 5.85% in 2001.

        The decrease in the overall cost of funds on interest-bearing liabilities are reflective of the aggressive interest rate reductions implemented by the Federal Reserve during the period and the impact it has had on term deposits.

Provision for Loan Losses.  The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is appropriate to absorb future charge-offs of loans deemed uncollectible.  In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of nonperforming and other classified loans.  The amount of the allowance is based on estimates and ultimate losses may vary from such estimates.  Management assesses the allowance for loan losses on a quarterly basis and provides as necessary in order to maintain the adequacy of the allowance.  For a full discussion on the Company’s allowance for loan losses policies see “Allowance for Loan Losses” in the Company’s 2001 annual report on Form 10-K.

The Company provided $1.5 million for loan losses in the quarter ended March 31, 2002 compared to $1.4 million in the quarter ended March 31, 2001.  The increase of $135,000 in 2002 was primarily attributable to the growth in the loan portfolio.  The total allowance of $30.3 million at March 31, 2002 represented 1.15% of total loans compared to the same ratio of 1.15% at December 31, 2001.  The allowance for loan losses as a percentage of non-performing loans was 248.7% compared to 220.1% at December 31, 2001.

Noninterest Income.  Total noninterest income was $3.2 million for the quarter ended March 31, 2002 compared to $3.1 million in the same period of 2001, an increase of $141,000.  This increase was primarily caused by increases on sales of investment securities, fees on checking accounts and on other retail services on deposit accounts partially offset by decreases in loan fees, loan servicing fees and other income.

Noninterest Expense.   Noninterest expense increased by $1.1 million or 6.8%, from $15.8 million for the quarter ended March 31, 2001 to $16.9 million for the quarter ended March 31, 2002.  This increase reflected increases in salaries and employee benefits ($1.4 million), occupancy and equipment ($15,000), data processing ($115,000), and other noninterest expense ($410,000).  The increases in noninterest expenses were partically offset by decreases in marketing expenses ($146,000), professional services ($198,000) and amortization of intangibles ($528,000).

Salaries and employee benefits increased $1.4 million, or 17.7%, during the quarter ended March 31, 2002.  This increase was the result of salary increases averaging 4.5%, the creation of the Credit Administration department, additions to staff in the Managed Assets department, an increase in commissions paid on loan refinancing activities, an increase in sales incentive commissions paid on deposit gathering activities and other increases in staffing related to franchise expansion.

Data processing expenses increased $115,000, or 7.3%, during the quarter ended March 31, 2002 due primarily to volume-related services related to retail deposits and loans and increases due to ATM usage.  The increase on a comparative basis was partially affected by a rate reduction given to the Company in 2001 from the service provider of core data processing.

Marketing expenses decreased $146,000, or 23.6%, during the quarter ended March 31, 2002.  This decrease was primarily attributable to a reduction in production costs for television commercials and newspaper advertising, partially offset by increases in promotions and other advertising media.

Professional services expenses decreased $198,000 or 24.6%, during the quarter ended March 31, 2002.  This decrease was primarily the result of reductions in costs for tax services, consulting and legal fees associated with the start-up of Compass’s private banking initiative started in 2001.

     Amortization of goodwill and intangibles decreased $528,000, or 71.7%, during the quarter ending March 31, 2002.  This decrease reflects primarily the elimination of goodwill amortization (Note 2), partially offset by an increase in the amortization of intangibles related to the acquisition of deposits from Charter Bank.

Other noninterest expense increased $410,000, or 21.5%, during the quarter ended March 31, 2002.  This increase reflects primarily volume-related items such as printing, postage and telephone costs.

Income Taxes. The effective tax rate for the quarter ended March 31, 2002 was 34.6% compared to 31.2% in the same period in 2001.  This increase from 2001 reflects the impact of the reduction in the provision for income taxes of $479,000 recorded in the quarter ended March 31, 2001.  Exclusive of this non-recurring item, the effective tax rate in 2001 was 36.1%.  The decrease in 2002 reflects primarily the impact of nondeductible goodwill amortization in 2001.

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

As voluntary members of the Federal Home Loan Bank of Boston (FHLB), Compass and Nantucket Bank are entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to others.  Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit specifically pledged to the FHLB.  At March 31, 2002, Compass and Nantucket Bank had approximately $394.5 million and $46 million, respectively, in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock.  Use of this borrowing capacity may also be impacted by regulatory capital requirements.

Liquidity management is both a daily and long-term function of business management.  The measure of a Bank’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  At March 31, 2002, the Company maintained cash and due from banks, federal funds sold, short-term investments and debt securities maturing within one year of $235.6 million, or 6.83% of total assets.  The Company invests excess funds, if any, in federal funds sold which provides liquidity to meet lending requirements.

At March 31, 2002, The Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $270.6 million.  The Company anticipated that it will have sufficient funds available to meet its current loan commitments.  Certificates of deposit maturing within one year from March 31, 2002 amounted to $750.3 million.  The Company expects that a significant portion of maturing certificate accounts will be retained at maturity.

The Company’s and the Banks’ capital ratios at March 31, 2002 were as follows:

	Seacoast Financial	Compass Bank	Nantucket
Total Capital (to risk weighted assets)	13.20%	12.12%	16.26%
Tier 1 Capital (to risk weighed assets)	11.92	10.86	14.99
Tier 1 Capital (to average assets)	8.08	7.34	9.62

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

 The principal strategies that the Company generally uses to manage interest rate risk include (i) emphasizing the origination and retention of adjustable-rate loans, origination of indirect auto loans (Compass only) which have relatively short maturities and origination of loans with maturities at least partly matched with those of the deposits and borrowings funding the loans, ( ii ) investing in debt securities with relatively short maturities and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

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

As of March 31, 2002, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

	Percentage Change in Estimated
	Net Interest Income Over:
	12 months	24 months
300 basis point increase in rates	(9.32)%	(8.78)%
150 basis point decrease in rates (Note 1)	1.07%	(0.36)%

For each one percentage point change in net interest income, the effect on net income would be $819,000, assuming a 36% tax rate.

(1)   Due to the low interest rate environment in effect at March 31, 2002 (the average Federal Fund overnight rates were trading below 2%) the simulation model could only be rate shocked down 150 basis points.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company is not involved in any pending legal proceedings other than those involved in the ordinary course of business.  Management believes that the resolution of these matters will not materially affect their business or the consolidated financial condition of the Company.

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

10.6*	Trust Agreement, made as of December 18, 1992, by and between Compass Bank for Savings and Shawmut Bank, N.A.+

10.7*	Compass Bank for Savings January 2000 Incentive Compensation Plan +++++

10.12*	Compass Bank for Savings Executive Deferred Compensation Plan+

10.13*	Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan+

10.17*	Sandwich Co-operative Bank 1992 Directors Deferred Compensation Plan+

10.20*	Seacoast Financial Services Corporation 1999 Stock Incentive Plan++++

11	A statement regarding earnings per share is included in Item 1, Note 5, of this report.

b.	Reports on Form 8-K: On January 12, 2001, a Form 8-K was filed and on March 15, 2001 Amendment No. 1 to Form 8-K was filed, both in connection with the Company’s acquisition of Home Port Bancorp, Inc.

12	Reports on Form S-3: On April 16, 2002 a form S-3 was filed and on May 9, 2002 Amendment No. 1 to
Form S-3 was filed, both in connection with the Company’s issuance of Cumulative Trust Preferred Securities.

13	Report on Form 8-K: On May 2, 2002 a form 8-K was filed in connection with the Company’s first quarter financial results as of March 31, 2002.

*	Management compensatory plan or arrangement.

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

Seacoast Financial Services Corporation
(Registrant)

Date: May 15, 2002	By /s/ Kevin G. Champagne
Kevin G. Champagne
President and Chief Executive Officer

Date: May 15, 2002	By /s/ Francis S. Mascianica, Jr.
Francis S. Mascianica, Jr.
Treasurer, as Principal
Financial and Accounting Officer