Form 10-Q
period 2002-06-30
SEACOAST FINANCIAL SERVICES CORP
filed 2002-08-14
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED JUNE 30, 2002

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

Yes   ☒     No   ☐

At August 14, 2002, the Company had 23,962,026 shares of common stock outstanding.

SEACOAST FINANCIAL SERVICES CORPORATION

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and due from banks	$120,347	$87,834
Federal funds sold	111,891	92,899
Short-term investments	10,000	10,000
Total cash and cash equivalents	242,238	190,733
Investment securities —
Available-for-sale, at fair value	452,193	405,788
Held-to-maturity, at amortized cost	19,378	20,551
Restricted equity securities	42,722	40,837
Loans held-for-sale	4,960	19,675
Loans, net (Note 3)	2,714,425	2,545,469
Accrued interest receivable	18,477	15,872
Banking premises and equipment, net	52,466	51,294
Other real estate owned, net	415	427
Net deferred tax asset	10,006	9,895
Goodwill (Note 2)	33,903	33,903
Intangible assets (Note 2)	1,960	2,370
Other assets	9,829	10,653
Total assets	$3,602,972	$3,347,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits (Note 4)	$2,329,392	$2,192,357
Short-term borrowings	44,802	34,584
Federal Home Loan Bank advances	827,593	786,917
Other borrowings	1,808	1,840
Mortgagors’ escrow payments	3,334	4,761
Accrued expenses and other liabilities	25,930	21,284
Total liabilities	$3,232,859	$3,041,743

Guaranteed Preferred Beneficial Interests in our Junior Subordinated Deferrable Interest Debentures (Note 9)	55,047	—

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity (Notes 7 and 8):
Preferred stock, par value $.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock, par value $.01 per share; authorized 100,000,000 shares; 26,758,136 shares issued	268	268
Additional paid-in capital	153,633	153,216
Retained earnings	203,233	189,743
Treasury stock, at cost, 2,764,910 shares in 2002 and 2,439,000 shares in 2001	(35,493)	(28,185)
Accumulated other comprehensive income	5,386	3,531
Unearned compensation - ESOP and restricted stock	(11,671)	(12,575)
Shares held in employee trust	(290)	(274)
Total stockholders’ equity	315,066	305,724
Total liabilities and stockholders’ equity	$3,602,972	$3,347,467

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
INTEREST AND DIVIDEND INCOME
Interest on loans	$47,180	$48,434	$94,103	$95,712
Interest and dividends on investment securities	6,551	4,742	12,398	9,713
Interest on federal funds sold and short-term investments	305	716	735	1,197
Total interest and dividend income	54,036	53,892	107,236	106,622

INTEREST EXPENSE
Interest on deposits	13,057	18,507	26,781	37,774
Interest on borrowed funds	10,738	10,242	21,419	19,706
Total interest expense	23,795	28,749	48,200	57,480
Net interest income	30,241	25,143	59,036	49,142

PROVISION FOR LOAN LOSSES	2,000	1,475	3,535	2,875
Net interest income after provision for loan losses	28,241	23,668	55,501	46,267

NONINTEREST INCOME
Deposit and other banking fees	2,461	1,978	4,633	3,821
Loan servicing fees, net	235	248	432	529
Merchant card fee income, net	334	351	501	482
Other loan fees	334	363	568	721
Gain (loss) on investment securities, net	(233)	15	(92)	14
Gain on sales of loans, net	99	182	182	221
Other income	391	428	602	775
Total non-interest income	3,621	3,565	6,826	6,563

NONINTEREST EXPENSE
Salaries and employee benefits	9,283	8,051	18,696	16,051
Occupancy and equipment expenses	2,276	2,213	4,447	4,368
Data processing expenses	1,800	1,459	3,500	3,044
Marketing expenses	770	913	1,243	1,532
Professional services expenses	623	677	1,231	1,483
Amortization of goodwill and intangibles (Note 2)	206	734	414	1,470
Other operating expenses	2,130	2,020	4,446	3,926
Total non-interest expense	17,088	16,067	33,977	31,874

Minority interest expense (Note 9)	407	—	407	—

Income before provision for income taxes	14,367	11,166	27,943	20,956

PROVISION FOR INCOME TAXES	5,083	4,165	9,785	7,224
Net income	$9,284	$7,001	$18,158	$13,732

EARNINGS PER SHARE (Note 5):
Basic	$0.40	$0.30	$0.79	$0.59
Diluted	$0.39	$0.29	$0.77	$0.58

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Unaudited)

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP /Restricted Stock	Shares Held In Employee Trust	Total
Balance, December 31, 2000	$268	$152,795	$166,865	$(17,990)	$791	$(14,384)	$(157)	$288,188
Exercise of stock options	—	18	—	221	—	—	—	239
Repurchase of common stock (Note 7)	—	—	—	(3,043)	—	—	—	(3,043)
Net income	—	—	13,732	—	—	—	—	13,732
Other comprehensive income — Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	1,342	—	—	1,342
Comprehensive income	—	—	—	—	—	—	—	15,074
Cash dividends - $.16 per share	—	—	(3,824)	—	—	—	—	(3,824)
Amortization of unearned compensation	—	104	—	—	—	904	—	1,008
Other	—	131	—	—	—	—	(58)	73
Balance, June 30, 2001	$268	$153,048	$176,773	$(20,812)	$2,133	$(13,480)	$(215)	$297,715

Balance, December 31, 2001	$268	$153,216	$189,743	$(28,185)	$3,531	$(12,575)	$(274)	$305,724
Exercise of stock options	—	139	—	242	—	—	—	381
Repurchase of common stock (Note 7)	—	—	—	(7,550)	—	—	—	(7,550)
Net income	—	—	18,158	—	—	—	—	18,158
Other comprehensive income — Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	1,855	—	—	1,855
Comprehensive income	—	—	—	—	—	—	—	20,013
Cash dividends - $.20 per share	—	—	(4,668)	—	—	—	—	(4,668)
Amortization of unearned compensation	—	285	—	—	—	904	—	1,189
Other (Note 9)	—	(7)	—	—	—	—	(16)	(23)
Balance, June 30, 2002	$268	$153,633	$203,233	$(35,493)	$5,386	$(11,671)	$(290)	$315,066

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Unaudited)

(In Thousands)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,158	$13,732
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	2,169	1,992
Amortization and accretion, net	1,040	1,418
Purchase accounting amortization, net	485	(276)
Stock-based compensation	1,189	1,008
Provision for loan losses	3,535	2,875
(Gain) loss on investment securities, net	92	(14)
Other real estate owned losses (income)	—	(47)
Gain on sale of fixed assets	(97)	(103)
Benefit for deferred taxes	(1,105)	(877)
Originations of loans held-for-sale	(4,616)	(16,222)
Proceeds from sales of loans originated for sale	19,513	15,750
Gain on sales of loans, net	(182)	(221)
Net increase in accrued interest receivable	(2,605)	(1,156)
Net (increase) decrease in other assets	824	(100)
Net increase in accrued expenses and other liabilities	4,660	675
Net cash provided by operating activities	43,060	18,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities classified as available-for-sale	(129,993)	(39,259)
Purchase of securities classified as held-to-maturity	(1,098)	(1,038)
Purchase of restricted equity securities	(1,885)	(9,039)
Proceeds from sales, calls, paydowns and maturities of securities classified as available-for-sale	85,303	42,745
Proceeds from calls, paydowns and maturities of securities classified as held-to-maturity	2,200	9,855
Purchase of loans	—	(1,300)
Net increase in loans	(172,847)	(186,963)
Recoveries of loans previously charged off	278	194
Proceeds from sales of other real estate owned	18	23
Proceeds from sales of fixed assets	338	262
Purchase of premises and equipment	(3,601)	(3,191)
Net cash used in investing activities	(221,287)	(187,711)

	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in NOW, money market deposit and demand deposit accounts	$93,567	$55,029
Increase in passbook and other savings accounts	30,353	16,468
Increase (decrease) in certificates of deposit	13,145	(11,294)
Advances from Federal Home Loan Bank	139,500	305,946
Repayments of Federal Home Loan Bank advances	(98,802)	(114,115)
Increase (decrease) in short-term and other borrowings	10,186	(18)
Decrease in mortgagors’ escrow payments	(1,427)	(266)
Net proceeds issuance of junior subordinated deferrable interest debentures	55,047	—
Exercise of stock options	381	239
Tax benefit of stock awards	—	131
Repurchase of common stock	(7,550)	(3,043)
Cash dividends	(4,668)	(3,824)
Net cash provided by financing activities	229,732	245,253

Net increase in cash and cash equivalents	51,505	75,976
Cash and cash equivalents, beginning of year	190,733	107,513
Cash and cash equivalents, end of period	$242,238	$183,489

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowed funds	$48,340	$56,695
Income taxes paid	6,284	9,443

Supplemental disclosure of noncash transactions:

Transfers from loans to other real estate owned	82	446
Financed sales of other real estate owned	76	—

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

(1)         BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements of Seacoast Financial Services Corporation and its wholly-owned subsidiaries, Compass Bank for Savings "Compass", Nantucket Bank, Lighthouse Securities Corporation and Seacoast Capital Trust I (Note 9) (collectively referred to herein as "the Company") presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2001 included as part of its Form 10-K.  All intercompany accounts have been eliminated in the consolidation.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary for a fair presentation.  Management is required to make estimates and assumptions that affect amounts reported in the financial statements.  Actual results could differ significantly from those estimates.  The results of operations for the three and six month periods ended June 30, 2002  and 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.  For interim reporting purposes, the Company follows the same significant accounting policies.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2002 presentation.  Such reclassifications have no effect on previously reported net income.

(2)  GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS 142 as of January 1, 2002.  SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement.  As a result of adopting SFAS 142, the Company no longer amortizes the goodwill balance of $33.9 million, which reduced goodwill amortization and increased net income by $606,000 in the second quarter of 2002.  An initial impairment test was required to be performed by June 30, 2002 and thereafter is required at least annually or more frequently as a result of an event or change in circumstances (e.g. recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary.  The Company completed its initial impairment test during the second quarter of 2002 and determined an impairment charge is not required.

Prior to adoption of SFAS 142, goodwill was being amortized on a straight-line basis over 15 years.  For the three months and six months ended June 30, 2001 goodwill amortization expense was $606,000 and $1,212,000, respectively.  Actual results of operations for the three and six month periods ended June 30, 2002 and pro forma results of operations for the three month and six month periods ended June 30, 2001 as if SFAS 142 had been adopted as of January 1, 2001 are as follows:

	Three Months Ending		Six Months Ending
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(In thousands)
Reported net income	$9,284	$7,001	$18,158	$13,732
Add: Goodwill amortization, net of tax	—	606	—	1,212
Adjusted net income	$9,284	$7,607	$18,158	$14,944

Weighted average common shares o/s — basic	22,913,994	23,410,423	22,996,819	23,446,690
Weighted average common and common stock Equivalent shares o/s — diluted	23,545,425	23,746,741	23,577,139	23,742,432

Basic earnings per share:
Reported net income	$0.40	$0.30	$0.79	$0.59
Add: goodwill amortization, net of tax	—	0.03	—	0.05
Adjusted net income	$0.40	$0.33	$0.79	$0.64
Diluted earnings per share:
Reported net income	$0.39	$0.29	$0.77	$0.58
Add: goodwill amortization, net of tax	—	0.03	—	0.05
Adjusted net income	$0.39	$0.32	$0.77	$0.63

At June 30, 2002, the Company has $2.0 million in unamortized identifiable intangible assets consisting of core deposit intangibles and other intangibles.  Total amortization expense associated with these intangibles assets for the six months ending June 30, 2002 and June 30, 2001 was $414,000 and $258,000, respectively.

The changes in the carrying of goodwill and other intangibles assets for the six months ended June 30, 2002 are as follows:

	Goodwill	Core Deposit Intangibles	Other Intangibles	Total Intangibles
	(In thousands)
Balance, December 31, 2001	$33,903	$2,263	$107	$36,273

Recorded during the period	—	—	4	4

Amortization expense	—	(371)	(43)	(414)

Impairment recognized	—	—	—	—

Balance, June 30, 2002	$33,903	$1,892	$68	$35,863

Estimated amortization expense:
2002	—	$724	$90	$814
2003	—	608	14	622
2004	—	314	7	321
2005	—	208	—	208
2006	—	$166	—	$166

The components of other intangibles assets follows:

	June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Core deposit intangibles	$4,424	$2,532	$1,892
Other intangibles	220	152	68
Total	$4,644	$2,684	$1,960

(3)         LOANS

The loan portfolio consisted of the following:

	June 30, 2002	December 31, 2001
	(In thousands)
Real estate loans:
Residential (one-to-four family)	$1,359,841	$1,311,606
Commercial	345,382	337,277
Construction	112,877	108,556
Home equity lines of credit	59,519	45,709
Total real estate loans	1,877,619	1,803,148
Commercial loans	135,452	115,562
Consumer loans:
Indirect auto loans	680,832	601,884
Less-unearned discount	670	1,651
Indirect auto loans, net	680,162	600,233
Other	52,823	56,039
Total consumer loans, net	732,985	656,272
Total loans	2,746,056	2,574,982
Less-allowance for loan losses	31,631	29,513
	$2,714,425	$2,545,469

Non-accrual loans amounted to $13,408,000 and $12,884,000 at December 31, 2001 and June 30, 2002, respectively.

(4)   DEPOSITS

A summary of deposit balances is as follows:

	June 30, 2002	December 31, 2001
	(In thousands)
Demand deposit accounts	$213,271	$180,916
NOW and money market deposit accounts	805,366	744,155
Passbook and other savings accounts	305,516	275,163
Total non-certificate accounts	1,324,153	1,200,234

Certificates of deposit -
Term certificates of $100,000 and over	273,843	268,326
Term certificates less than $100,000	731,396	723,797
Total certificates of deposit	1,005,239	992,123
	$2,329,392	$2,192,357

(5)   EARNINGS PER SHARE (EPS)

Basic EPS for the three months and six months ended June 30, 2002 and 2001 was computed based on the weighted average number of shares outstanding during the periods using the following share balances:

	2002	2001
Three months ended	22,913,994	23,410,423
Six months ended	22,996,819	23,446,690

Unvested restricted stock awards and unallocated ESOP shares (except for the pro rated shares to be allocated in 2002) are not considered outstanding for purposes of the computation of basic EPS and have been excluded from the shares presented above.  Diluted EPS reflects the potential dilution that could occur if certain agreements to issue common stock were exercised and has been computed after giving consideration to the dilutive effect of the Company’s stock options and unvested restricted stock awards.

(6)   BUSINESS SEGMENT INFORMATION

The community banking business segment consists of commercial and retail banking.  Banking services are provided within the framework of two full-service community banks which have similar economic characteristics, products and services, distribution channels and regulatory environments.  Accordingly, disaggregated segment information for each bank is not presented.  The community-banking segment derives its revenues from a wide range of banking services, including investing and lending activities and acceptance of demand, savings and time deposits, merchant credit card services as well as servicing loans for investors.  There is no major customer, as defined, and the banks operate within a single geographic area (southeastern Massachusetts, including the islands of Martha’s Vineyard and Nantucket).

Non-reportable operating segments of the Company’s operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below.  These non-reportable segments include the Parent Company.

Reportable segment specific information and reconciliation to consolidated financial information as of June 30, 2002 and 2001and for the six-month periods then ended are as follows (in thousands):

	Community Banking	Other	Other Adjustments And Eliminations	Consolidated
June 30, 2002
Investment securities	$511,283	$3,010	$—	$514,293
Net loans	2,714,425	10,145	(10,145)	2,714,425
Total assets	3,599,513	374,923	(371,464)	3,602,972
Total deposits	2,330,105	—	(713)	2,329,392
Total borrowings	874,203	—	—	874,203
Total liabilities	3,232,279	580	—	3,232,859
Net interest income	58,966	466	(396)	59,036
Provision for loan losses	3,535	—	—	3,535
Noninterest income	5,463	1,369	(6)	6,826
Noninterest expense	33,436	541	—	33,977
Net income	$17,668	$18,158	$(17,668)	$18,158

June 30, 2001
Investment securities	$302,586	$3,864	$—	$306,450
Net loans	2,524,415	10,439	(10,439)	2,524,415
Total assets	3,148,363	298,523	(294,252)	3,152,634
Total deposits	2,050,902	—	(1,099)	2,049,803
Total borrowings	782,057	—	—	782,057
Total liabilities	2,854,111	808	—	2,854,919
Net interest income	49,038	511	(407)	49,142
Provision for loan losses	2,875	—	—	2,875
Noninterest income	6,563	—	—	6,563
Noninterest expense	31,150	724	—	31,874
Net income	$13,874	$13,732	$(13,874)	$13,732

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

As of August 14, 2002, the Company had repurchased 3,406,860 shares of its common stock under these programs at a total cost of  $43,315,848, of which 3,375,660 shares at a cost of $42,661,345 had been repurchased as of June 30, 2002.

(8)         QUARTERLY CASH DIVIDEND

On July 25, 2002, the Board of Directors voted the payment of a quarterly cash dividend of $.11 per share.  The dividend is payable on August 23, 2002 to stockholders of record on August 9, 2002.

(9)         ISSUANCE OF TRUST PREFERRED SECURITIES

As previously disclosed in the second quarter, the Company, through a subsidiary trust (Seacoast Capital Trust I) issued 2,300,000 shares of 8.50% Trust Preferred Securities, $25.00 face value, due June 30, 2032 but callable at the option of the Company on or after June 30, 2007.  This issuance raised $57,500,000 in gross proceeds and net of underwriting costs provided $55,040,000 in additional Tier 1 capital.  The Company intends to use these net proceeds for general corporate purposes, which may include the repurchase of its common stock, the repayment of its debt, and investments in or advances to its existing or future subsidiaries.  The Company may also use a portion of the net proceeds to fund possible future acquisitions, although the Company does not presently have any understandings with respect to any such future acquisitions.  Pending such uses, the Company has directed the net proceeds to be invested into short-term marketable instruments.  At the end of the second quarter of June, 2002 a dividend of $407,000 was paid to the holders of the Trust Preferred representing the pro rata amount from issue date to the first quarterly payment date.  In addition, the initial amortization ($7,000) of the underwriting cost over the life of the Trust Preferred securities was also recorded against Paid-in Capital.

(10) COMMONWEALTH OF MASSACHUSETTS – DEPARTMENT OF REVENUE

The Massachusetts Department of Revenue (“DOR”) has recently issued Notices of Intent to Assess additional state excise taxes to several financial institutions in the Commonwealth that have established real estate investment trusts (“REIT”) in their corporate structures.  The DOR contends that dividends received by the Banks from the REIT subsidiaries are fully taxable in Massachusetts.  The Company believes that the Massachusetts statutes that provides for the dividend received deduction equal to 95% of certain dividend distributions applies to distributions that have been made by the REIT subsidiaries to the Banks.  Seacoast Financial Services Corporation has two REIT subsidiaries, Compass Preferred Capital Corporation (under Compass) and N Realty Corporation (under Nantucket Bank).  Both subsidiaries were formed in 1998.  The Company has recently received notices from the DOR pertaining to two tax year filings (1999 & 2000) by N Realty Corporation.  These notices stipulated additional state excise taxes due of $1,517,000, plus interest and penalties.  Compass Preferred Capital Corporation has not yet received any notices of intent to assess from the DOR.  Since the DOR has already focused on tax years 1999 & 2000, it would be difficult to assume that additional notices are not forthcoming and that they may include more current tax year filings.  Based upon this action, management estimates that the impact in additional tax assessments for both companies covering tax years 1999, 2000, 2001 and the first six months of 2002 would be $8.6 million (net of federal tax benefit) excluding interest and penalties.  No provision has been made in the Seacoast Financial Services Corporation financials at this time and the Company intends to vigorously appeal any and all assessments received.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words or phrases, "will  likely result," "are expected to," "will continue," "is anticipated," "estimate," "believe," or similar expressions are intended to identify such forward-looking statements.  Actual events could differ materially from those anticipated in the forward-looking statements.  Important factors that might cause such a difference include, among other things, general economic conditions, particularly the real estate market, in the Company’s primary market area, potential increases in the Company’s nonperforming assets (as well as increases in the allowance for loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation, supervision, and legal interpretations, including increased deposit insurance premiums or capital or reserve requirements, changes in interest rates, and increased competition and bank consolidations in the Company’s market area.  These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Item 2.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets increased by $255.5 million from $3,347.5 million at December 31, 2001 to $3,603.0 million at June 30, 2002.  During the six months ended June 30, 2002, the loan portfolio increased by $171.1 million, or 6.6%, which was funded principally by deposit growth of $137.0 million and, to a lesser extent, Federal Home Loan Bank advances of  $40.7 million, and short-term borrowings of $10.2 million.  During the six months ended June 30, 2002, the Company continued to borrow from the Federal Home Loan Bank (FHLB) because of the attractive borrowing rates offered during the period.  Short-term borrowings increased due to Nantucket Bank’s seasonal cash-flow requirements to fund commercial loans to Nantucket businesses.  In addition to funding loan growth, borrowings have provided the Company with liquidity to meet unexpected deposit outflows. The weighted average interest rate on FHLB advances taken during 2002 was 3.3%.  At June 30, 2002, any additional funds in excess of loan funding requirements were invested in federal funds sold and short-term investments.  In addition, the Company issued trust preferred securities during the period which raised $55.0 million.  These funds were invested primarily in short-term investment securities.

Total investments increased by $47.1 million, or 10.0% from $467.2 million at December 31, 2001 to $514.3 million at June 30, 2002.  The excess of deposit growth and the recently completed trust preferred issuance provided additional funding to increase the investment portfolio.  These funds were allocated into short term US Treasury Obligations, Federal Agency bonds, and US Government Mortgage-Backed securities.  During the second quarter the Company sold out of an equity holding that resulted in a gain of $1.2 million and also sold or redeemed bonds that provided a gain of $287,000.  These gains were offset by losses on sales of telecommunication bonds of $1.3 million and write-downs on specific securities that were considered impaired in the amounts of $424,000.

The increase in loans occurred primarily in the residential mortgage, indirect auto and commercial loan portfolios.  From December 31, 2001 to June 30, 2002, residential mortgage loans increased by $48.2 million, or 3.7%, home equity lines of credit increased by $13.8 million, or 30.2%, indirect auto loans (net of unearned discounts) increased by $79.9 million, or 13.3% and commercial loans increased by $19.9 million, or 17.2%.  The Company has continued to retain all residential mortgage loan originations in portfolio (Compass only) and has continued to emphasize the origination of indirect auto loans through its network of automobile dealers which has been expanded to include dealers in communities contiguous to the metropolitan Boston area and Southern New Hampshire.  The growth in commercial loans was primarily with existing customers to fund business expansion and seasonal borrowing needs.

Total deposits at June 30, 2002 were $2,329.4 million, an increase of $137.0 million, compared to $2,192.4 million at December 31, 2001.  Core deposit account balances increased by $123.9 million, or 10.3%, during the first half of 2002.  The growth in core deposits during this period was generally attributable to normal seasonal fluctuations, uncertainty in the stock market as consumers seek safety and less attractive rates being offered on term deposit products.

The increase in stockholders’ equity of $9.3 million to $315.1 million at June 30, 2002 resulted from the net income of $18.2 million for the six months ended June 30, 2002 and an increase of $1.9 million in the market value of investment securities available for sale, net of taxes, which were partially offset by cash dividends and stock repurchases totaling $12.0 million.  During 1999 and 2000, the Company announced three stock repurchase programs aggregating 3,486,212 shares.  As of August 14, 2002, 3,406,860 shares had been repurchased leaving up to 79,352 shares for repurchase.  Management expects to repurchase the remaining shares under these programs during 2002.

Comparison of Operating Results for the Quarters Ended June 30, 2002 and 2001

Interest Income.  Interest income for the quarter ended June 30, 2002 was $54.0 million compared to $53.9 million for the quarter ended June 30, 2001, an increase of $144,000, or  0.27%.  The increase in interest income resulted from growth in average interest-earning assets of $412.7 million, or 14.3%, partially offset by a decrease in the overall yield on interest-earning assets of 91 basis points in the 2002 period.  The principal areas of growth in average balances were related to investments (up $229.3 million, or 61.9%), real estate loans (up $95.2 million, or 5.4%) and indirect auto loans (up $93.4 million, or 16.7%).  The growth in investment securities resulted primarily from an increase in deposits and borrowings in excess of funding loan requirements during the period and the recently completed sale of $57.5 million in trust preferred securities (Note 9).  Most of the real estate loan growth resulted from increased originations and retention in portfolio of one-to-four family real estate loans.  The increase in indirect auto loans resulted from the favorable interest rate environment and continued geographic expansion of the network of participating dealers.

Interest Expense.  Interest expense for the quarter ended June 30, 2002 was $23.8 million compared to $28.7 million for the quarter ended June 30, 2001, a decrease of $4.9 million or 17.2%.  This decrease resulted from a 150 basis points decrease in the cost of funds from 4.01% in 2001 to 2.51% in 2002, partially offset by a higher average balance of interest-bearing liabilities (up $364.1 million, or 14.1%).  Average interest-bearing deposit balances increased $228.7 million, or 12.4%, during the quarter ended June 30, 2002 compared to the same period in 2001.

Interest expense on borrowed funds increased $496,000 in the quarter ended June 30, 2002 due to a $135.5 million increase in the average balance of such funds, partially offset by a 65 basis points decrease in the average rate paid on borrowed funds to 4.97% in 2002 from 5.62% in 2001.

The decrease in the yield on overall cost of funds on interest-bearing liabilities and the reduction in yields on interest-earning assets are reflective of the continued interest rate reductions implemented by the Federal Reserve during the period and the affect it has had on term deposit rates.

Provision for Loan Losses.  The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is appropriate to absorb inherent losses within the loan portfolio.  In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of nonperforming and other classified loans.  The amount of the allowance is based on estimates and ultimate losses may vary from such estimates.  Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly in order to maintain the adequacy of the allowance.  For a full discussion on the Company’s allowance for loan losses policies see “Allowance for Loan Losses” in the Company’s 2001 annual report on Form 10-K.

The Company provided $2.0 million for loan losses in the quarter ended June 30, 2002 compared to $1.5 million in the quarter ended June 30, 2001.  The increase of $525,000 in 2002 was primarily attributable to risks associated in the growth of the loan portfolio.  The total allowance of $31.6 million at June 30, 2002 represented 1.15% of total loans compared to the same ratio of 1.15% at December 31, 2001.  At June 30, 2002, the allowance for loan losses as a percentage of non-performing loans was 245.5% compared to 220.1% at December 31, 2001.  Non-performing assets were $14.1 million at June 30, 2002, compared to $14.5 million at December 31, 2001, a decrease of $378,000 or 2.6%.

Noninterest Income.  Total noninterest income was $3.62 million for the quarter ended June 30, 2002 compared to $3.56 million in the same period of 2001, an increase of  $56,000, or 1.6%.  This increase was principally caused by checking account related income, ATM/Debit card usage, and fees on other retail services and deposit accounts, partially offset by losses on investment securities, decreases on the sale of loans, and other income.

Noninterest Expense.   Noninterest expense increased by $1.0 million or 6.4%, from $16.1 million for the quarter ended June 30, 2001 to $17.1 million for the quarter ended June 30, 2002.  This increase reflected increases in salaries and employee benefits ($1.2 million), occupancy and equipment ($63,000), data processing ($341,000), and other noninterest expense ($110,000).  The increases in noninterest expense were partially offset by decreases in marketing ($143,000), professional services ($54,000) and amortization of goodwill and intangibles ($528,000).

Salaries and employee benefits increased $1.2 million, or 15.3%, during the quarter ended June 30, 2002.  This increase was the result of payroll increases averaging 4.5%, additions to staff in the Credit Administration and Retail Banking departments, an increase in sales incentive commissions paid on deposit gathering activities and other additions to staff related to company growth supplemented by increases in employee benefits.

Occupancy and equipment expenses increased $63,000 or 2.8%, during the quarter ended June 30, 2002.  This increase was primarily due to an increase in depreciation expenses related to branch expansion and utility costs.

Data processing expenses increased $341,000, or 23.4%, during the quarter ended June 30, 2002 due primarily to core processing activities which are volume-related such as item processing and ATM usage.  In addition there were increases in electronic bill paying and ATM core processing expenses.  The increase on a comparative basis was partially affected by a rate reduction given to the Company in 2001 from the service provider of core data processing.

Marketing expenses decreased $143,000 or 15.7%, during the quarter ended June 30, 2002.  This decrease was primarily a result of decreased spending in television advertising and related production costs during the same period in 2001, offset by increases in other media expenses and direct marketing.

Professional services expenses decreased $54,000 or 8.0%, during the quarter ended June 30, 2002.  This decrease was primarily the result of reductions in costs associated with the start-up of private banking in 2001 partially offset by an increase in professional services related to loan activities.

Amortization of goodwill and intangibles decreased $528,000, or 71.9%, during the quarter ending June 30, 2002.  This decrease reflects primarily the elimination of goodwill amortization (Note 2), partially offset by an increase in the amortization of intangibles related to the acquisition of deposits from Charter Bank.

Other noninterest expense increased $110,000, or 5.4% during the quarter ended June 30, 2002.  This increase reflects primarily volume-related items such as printing, supplies, telephone costs and losses on sale of fixed assets.

Minority Interest Expense. On May 31, 2002, the Company, through a subsidiary trust (Seacoast Capital Trust I) issued 2,300,000 shares of 8.50% Trust Preferred Securities (Note 9).  At the end of the second quarter of June, 2002 a dividend of $407,000 was paid to the holders of these Trust Preferred representing the pro rata amount from issue date to the first quarterly payment date.

Income Taxes. The effective tax rate for the quarter ended June 30, 2002 was 35.4% compared to 37.3% in the same period in 2001.  This decrease in 2002 primarily reflects the impact of nondeductible goodwill amortization in 2001.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

Interest Income.  Interest income for the six months ended June 30, 2002 was $107.2 million, compared to $106.6 million for the six months ended June 30, 2001, an increase of $614,000, or 0.58%. The increase in interest income resulted from growth in average interest-earning assets of $429.6 million, or 15.2%, partially offset by a decrease in the overall yield on interest-earning assets of 95 basis points in the 2002 period.  The principal areas of growth in average balances were related to investments (up $232.7 million, or 65.2%), real estate loans (up $109 million, or 6.2%) and indirect auto loans (up $86 million, or 15.7%).  The growth in investments securities resulted primarily from an increase in deposits and borrowings in excess of the funding loan requirements during the period as well as the recently completed sale of $57.5 million in trust preferred securities (Note 9).  Most of the real estate loan growth resulted from increased origination and retention in portfolio of one-to-four family real estate loans.  The increase in indirect auto loans resulted from the favorable interest rate environment and continued geographic expansion of the network of participating dealers.

Interest Expense.  Interest expense for the six months ended June 30, 2002 was $48.2 million compared to $57.5 million for the six months ended June 30, 2001, a decrease of $9.3 million or 16.1%.  This decrease resulted from a 124 basis points decrease in the cost of funds from 4.56% in 2001 to 3.32% in 2002, and a higher average balance of lower interest-bearing deposits (up $239.7 million, or 29.3%).  In addition the average balance of higher interest bearing term deposits decreased ($21.8 million, or 2.15%), from June 30, 2001 to June 30, 2002 further reducing the cost of funds.

Interest expense on borrowed funds increased $1.7 million in the six months ended June 30, 2002 to $21.4 million due to a $165.2 million increase in the average balance of such funds, partially offset by a 71 basis points decrease in the average rate paid on borrowed funds to 5.02% in the 2002 period.

The decrease in the cost of funds in 2002 reflects what we believe is a current consumer bias to preserve principal and remain liquid.  We believe that the current low interest rate environment, the concern with the continued decline in the stock market, coupled with the current slow growth in our economy, has induced consumers to seek insured deposit alternatives that provide a safe haven for their investable funds.  Material increases in the average balances of non-time deposits reflect this positioning.   From June 30, 2001 to June 30, 2002 the average balance of non-time deposits increased from $819.5 million to $1,059.2 million while the cost associated with these accounts decreased 32 basis points.  In addition, with the expectation that the Federal Open Market Committee will not be inclined to immediately initiate a series of rapid rate increases, we believe that the interest of consumers looking to invest into longer maturing investments will remain indifferent.  Management believes that under these conditions, the net interest margin should continue to improve during the remainder of the year.

Provision for Loan Losses.  The Company provided $3.5 million for loan losses in the six months ended June 30, 2002 compared to $2.9 million in the comparable prior year period.  The increase of $660,000 in 2002 was primarily attributable to the growth in the loan portfolio.

Non-Interest Income. Total non-interest income was $6.83 million for the six months ended June 30, 2002 compared to $6.56 million in the same period of 2001, an increase of $270,000 or 4.1%.  This increase was principally caused by increases in checking account related income, ATM/Debit card usage, and fees on other retail services and deposit accounts offset by losses on investment securities, decreases on the sale of loans and other income.

Noninterest Expense. Noninterest expense increased by $2.1 million, or 6.6%, from $31.9 million for the six months ended June 30, 2001 to $34.0 million for the six months ended June 30, 2002.  This increase reflected increases in salaries and employee benefits ($2.6 million), data processing ($456,000), and other noninterest expense ($520,000).  The increases in noninterest expense were partially offset by decreases in marketing ($289,000), professional services ($252,000) and amortization of goodwill and intangibles ($1.1 million).

Salaries and employee benefits increased $2.6 million or 16.5%, during the six months ended June 30, 2002.  This increase was partially the result of salary increases averaging 4.5%, coupled with additions to staff in Credit Administration, Retail Banking and the Managed Assets department, an increase in commissions paid on loan refinancing activities, an increase in sales incentive commissions paid on deposit gathering activities and other additions to staff related to company growth supplemented by increases in employee benefits.

Data processing expenses increased $456,000, or 14.9%, during the six months ended June 30, 2002 due primarily to core processing activities which are volume-related such as item processing, loan and deposit account activity and ATM/Debit card usage.  The increase on a comparative basis was partially affected by a rate reduction given to the Company in 2001 from the service provider of core data processing.

Marketing expenses decreased $289,000, or 18.9%, during the six months ended June 30, 2002.  This decrease was attributable to a reduction in production costs for television commercials, partially offset by increases in promotions, print advertising and direct marketing.

Professional services expenses decreased $252,000, or 17%, during the six months ended June 30, 2002.  This decrease primarily reflects non-recurring consulting and legal fees associated with the start-up of Compass’s private banking initiative incurred in the first six months of 2001, certain non-recurring costs for tax services, and other consulting services, partially offset  by increases in internal and external audit fees.

Amortization of goodwill and intangible decreased $1.1 million, or 71.8%, during the six months ended June 30, 2002.  This decrease is attributed to the elimination of goodwill amortization (Note 2) offset by an increase in the amortization of intangibles associated with the acquisition of deposits from Charter Bank.

Other noninterest expense increased $520,000, or 13.2%, during the six months ended June 30, 2002.  This increase reflects primarily volume-related items such as printing, postage, supplies, telephone costs and losses on sale of fixed assets.

Income Taxes. The effective tax rate for the six months ended June 30, 2002 was 35.0% compared to 34.5% in the same period in 2001.  This increase from 2001 reflects the impact of the reduction in the provision for income taxes of $479,000 recorded in the first quarter of 2001.  In 2001, the Company completed an analysis addressing the impact of a recent tax court decision on the deductibility of merger-related costs incurred in connection with the acquisition of Sandwich Bancorp, Inc. in 1998.  Based on the analysis the provision for income taxes was reduced by $479,000.  Exclusive of this non-recurring item, the effective tax rate in 2001 was 36.8%.  The decrease in 2002 reflects primarily the impact of non-deductible goodwill amortization in 2001.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents and debt securities is a product of the Company’s operating, investing, and financing activities.The Company’s primary sources of funds are deposits, borrowings, principal and interest payments on outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates and, in the case of deposits, other instruments available to the public such as mutual funds and annuities.

As voluntary members of the Federal Home Loan Bank of Boston (FHLB), Compass and Nantucket Bank are entitled to borrow an amount up to the value of their qualified collateral that has not been pledged to others.  Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit at the FHLB.  At June 30, 2002, Compass and Nantucket Bank had approximately $492.5 million and $34.8 million, respectively, in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock.  Use of this borrowing capacity may also be impacted by regulatory capital requirements.

Liquidity management is both a daily and long-term function of business management.  The measure of a bank’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  At June 30, 2002, the Company maintained cash and due from banks, federal funds sold and debt securities maturing within one year of $308.6 million, or 8.57% of total assets.  The Company invests excess funds, if any, in federal funds sold which provide liquidity to meet lending requirements.

At June 30, 2002, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $253.2 million.  The Company anticipates that it will have sufficient funds available to meet its current loan commitments.  Certificates of deposit maturing within one year from June 30, 2002 amounted to $730.8 million.  The Company expects that a significant portion of maturing certificate accounts will be retained as deposits at maturity.

The Company’s and the Banks’ capital ratios at June 30, 2002 were as follows:

	Seacoast Financial	Compass	Nantucket
Total Capital (to risk weighted assets)	15.06%	11.79%	15.03%

Tier 1 Capital (to risk weighted assets)	13.77	10.53	13.76

Tier 1 Capital (to average assets)	9.52	7.28	9.39

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

The Company and the Banks quantify their interest rate risk exposure using a sophisticated simulation model.  Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon.  Simulation analysis involves projecting future interest income and expense under various rate scenarios.  Internal guidelines on interest rate risk specify that for every 100 basis points immediate shift in interest rates, the estimated net interest income over the next 12 months should decline by no more than 5%.

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

As of June 30, 2002, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

	Percentage Change in Estimated Net Interest Income Over:
	12 Months	24 Months
300 basis point increase in rates	(6.72)%	(6.22)%
150 basis point decrease in rates (1)	(0.26)%	(1.24)%

Based on the scenario above, net income would be adversely affected (within internal guidelines) in both the twelve and twenty-four month periods.  For each one percent change in net interest income, the effect on net income would be $841,000 assuming a 35% tax rate.

(1)

Due to the low interest rate environment in effect at June 30, 2002 (the average Federal Fund overnight rates were trading below 2%) the simulation model could only be rate shocked down 150 basis points.

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

None.

Item 4.  Submission of Matters to A Vote of Security Holders

The Company held its annual meeting of stockholders on May 16, 2002 at which time the five nominees for director, as set forth in the proxy materials for the meeting, were elected with the following votes cast:

	For	Withheld

Kevin G. Champagne	16,930,212	2,205,605

Mary F. Hebditch	19,011,291	124,526

Philip W. Read	19,009,550	126,267

Carl Ribeiro	19,021,000	114,817

Gerald H. Silvia	19,023,275	112,542

Item 5.  Other Information

Certification Under Sarbanes-Oxley Act

Our Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.         Exhibits and Reports on Form 8-K

a.	Exhibits:

2.1	Agreement and Plan of Merger by and between Seacoast Financial Services Corporation and Home Port Bancorp, Inc. date as of July 20, 2000++++++

2.2	Stock Option Agreement between Home Port Bancorp, Inc. and Seacoast Financial Services Corporation dated as of July 20, 2000++++++

3.1	Articles of Organization of Seacoast Financial Services Corporation+++

3.2	By-Laws of Seacoast Financial Services Corporation+++

4.1	Specimen certificate for the common stock of Seacoast Financial Services Corporation++

4.2	Form of 8.50% Junior Subordinated Debenture of Seacoast Financial Services Corporation

4.3	Form of Preferred Security of Seacoast Capital Trust I (incorporated by reference to Exhibit D to Exhibit 10.23 hereof)

10.1*	Form of Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and Kevin G. Champagne+

10.2*	Form of Employment Agreement by and among Compass Bank for Savings, Seacoast Financial Services Corporation and certain Officers of Compass Bank for Savings+

10.3*	Form of Change in Control Agreements by and among Seacoast Financial Services Corporation, Compass Bank for Savings, Kevin G. Champagne and certain other Officers of Compass Bank for Savings+

10.4*	Form of Change in Control Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and certain Officers of Compass Bank for Savings+

10.5*

Form of Executive Salary Continuation Agreements made and entered into by and between Compass Bank for Savings and Kevin G. Champagne, Arthur W. Short, John D. Kelleher and Francis S. Mascianica and forms of amendments thereto+

10.6*	Trust Agreement, made as of December 18, 1992, by and between Compass Bank for Savings and Shawmut Bank, N.A.+

10.7*	Compass Bank for Savings January 2000 Incentive Compensation Plan +++++

10.12*	Compass Bank for Savings Executive Deferred Compensation Plan+

10.13*	Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan+

10.17*	Sandwich Co-operative Bank 1992 Directors Deferred Compensation Plan++

10.20*	Seacoast Financial Services Corporation 1999 Stock Incentive Plan++++

10.21	Junior Subordinated Indenture dated May 31, 2002 between the Seacoast Financial Services Corporation and State Street Bank and Trust Company.

10.22	Trust Agreement of Seacoast Capital Trust I and Certificate of Trust dated April 9, 2002.

10.23

Amended and Restated Trust Agreement of Seacoast Capital Trust I dated May 31, 2002 among Seacoast Financial Services Corporation, State Street Bank and Trust Company, Christiana Bank and Trust Company, the Administrative Trustees named therein and the Several Holders of the Trust Securities.

10.24	Guarantee Agreement dated May 31, 2002 between Seacoast Financial Services Corporation and State Street Bank and Trust Company.

10.25

Agreement as to Expenses and Liabilities dated May 31, 2002 between Seacoast Financial Services Corporation and Seacoast Capital Trust I (incorporated by reference to Exhibit C to Exhibit 10.23 hereof).

11	A statement regarding earnings per share is included in Item 1, Note 5, of this report.

b.	Reports on Form 8-K

Report on Form 8-K was filed on May 16, 2002, regarding a change in the Company’s certifying independent auditors from Arthur Andersen LLP to KPMG LLP.

Report on Form 8-K was filed on May 2, 2002, regarding the Company’s announcement of its financial results of operations for the quarter ended March 31, 2002.

*     Management compensatory plan or arrangement.

+     Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company’s prior name, AThe 1855 Bancorp@, on May 15, 1998.

++    Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company’s prior name, AThe 1855 Bancorp@, on August 14, 1998.

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

Seacoast Financial Services Corporation
(Registrant)

Date: August 14, 2002	By	/s/ Kevin G. Champagne
Kevin G. Champagne
President and Chief Executive Officer

Date: August 14, 2002	By	/s/ Francis S. Mascianica, Jr.
Francis S. Mascianica, Jr.
Treasurer, as Principal Financial and Accounting Officer