Form 10-Q
period 2002-09-30
SEACOAST FINANCIAL SERVICES CORP
filed 2002-11-15
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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
(Registrant's Telephone Number)

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

Yes    ☒     No   ☐

At November 14, 2002, the Company had 23,833,174 shares of common stock outstanding.

SEACOAST FINANCIAL SERVICES CORPORATION

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and due from banks	$112,035	$87,834
Federal funds sold	137,742	92,899
Short-term investments	10,000	10,000
Total cash and cash equivalents	259,777	190,733
Investment securities —
Available-for-sale, at fair value	425,984	405,788
Held-to-maturity, at amortized cost; fair value $19,529 in 2002 and $20,900 in 2001	18,764	20,551
Restricted equity securities	43,434	40,837
Loans held-for-sale	7,496	19,675
Loans, net (Note 3)	2,842,281	2,545,469
Accrued interest receivable	15,931	15,872
Banking premises and equipment, net	53,261	51,294
Other real estate owned, net	—	427
Net deferred tax asset	9,984	9,895
Goodwill (Note 2)	33,903	33,903
Intangible assets (Note 2)	1,752	2,370
Other assets	10,141	10,653
Total assets	$3,722,708	$3,347,467
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 4)	2,433,545	$2,192,357
Short-term borrowings	43,671	34,584
Federal Home Loan Bank advances	830,317	786,917
Other borrowings	1,789	1,840
Mortgagors' escrow payments	5,114	4,761
Accrued expenses and other liabilities	31,651	21,284
Total liabilities	$3,346,087	$3,041,743

Guaranteed Preferred Beneficial Interests in our Junior Subordinated Deferrable Interest Debentures (Note 9)	55,017	—

COMMITMENTS AND CONTINGENCIES
Stockholders' equity (Notes 7 and 8):
Preferred stock, par value $.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock, par value $.01 per share; authorized 100,000,000 shares; 26,758,136 shares issued	268	268
Additional paid-in capital	153,777	153,216
Retained earnings	209,958	189,743
Treasury stock, at cost, 2,872,462 shares in 2002 and 2,439,000 shares in 2001	(37,877)	(28,185)
Accumulated other comprehensive income	6,994	3,531
Unearned compensation - ESOP and restricted stock	(11,218)	(12,575)
Shares held in employee trust	(298)	(274)
Total stockholders' equity	321,604	305,724
Total liabilities and stockholders' equity	$3,722,708	$3,347,467

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
INTEREST AND DIVIDEND INCOME
Interest on loans	$48,339	$49,190	$142,441	$144,902
Interest and dividends on investment securities	6,045	4,732	18,443	14,445
Interest on federal funds sold and short-term investments	686	1,427	1,421	2,624
Total interest and dividend income	55,070	55,349	162,305	161,971

INTEREST EXPENSE
Interest on deposits	13,184	18,221	39,964	55,995
Interest on borrowed funds	10,854	10,839	32,273	30,545
Total interest expense	24,038	29,060	72,237	86,540
Net interest income	31,032	26,289	90,068	75,431

PROVISION FOR LOAN LOSSES	1,850	1,550	5,385	4,425
Net interest income after provision for loan losses	29,182	24,739	84,683	71,006

NONINTEREST INCOME
Deposit and other banking fees	2,677	2,296	7,310	6,118
Loan servicing fees, net	95	246	528	775
Merchant card fee income, net	406	414	907	896
Other loan fees	508	299	1,075	1,019
Gain (loss) on sale of investment securities, net	(71)	57	(163)	71
Gain on sales of loans, net	22	107	205	328
Other income	(80)	267	521	1,042
Total non-interest income	3,557	3,686	10,383	10,249
NONINTEREST EXPENSE
Salaries and employee benefits	9,321	8,230	28,017	24,281
Occupancy and equipment expenses	2,350	2,116	6,797	6,484
Data processing expenses	2,124	1,566	5,624	4,610
Marketing expenses	751	665	1,994	2,197
Professional services expenses	526	719	1,757	2,202
Amortization of goodwill and intangibles (Note 2)	204	732	618	2,202
Other operating expenses	1,964	1,963	6,410	5,889
Total non-interest expense	17,240	15,991	51,217	47,865

Minority interest expense (Note 9)	1,222	—	1,629	—

Income before provision for income taxes	14,277	12,434	42,220	33,390

PROVISION FOR INCOME TAXES	5,019	4,400	14,804	11,624
Net income	$9,258	$8,034	$27,416	$21,766

EARNINGS PER SHARE (Note 5):
Basic	$0.41	$0.34	$1.20	$0.93
Diluted	$0.40	$0.34	$1.17	$0.92

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Unaudited)

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP /Restricted Stock	Shares Held In Employee Trust	Total

Balance, December 31, 2000	$268	$152,795	$166,865	$(17,990)	$791	$(14,384)	$(157)	$288,188
Exercise of stock options	—	18	—	221	—	—	—	239
Repurchase of common stock (Note 7)	—	—	—	(5,192)	—	—	—	(5,192)
Net income	—	—	21,766	—	—	—	—	21,766
Other comprehensive income — Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	3,428	—	—	3,428
Comprehensive income	—	—	—	—	—	—	—	25,194
Cash dividends - $.25 per share	—	—	(5,965)	—	—	—	—	(5,965)
Amortization of unearned compensation	—	183	—	—	—	1,357	—	1,540
Other	—	131	—	—	—	—	(111)	20
Balance, September 30, 2001	$268	$153,127	$182,666	$(22,961)	$4,219	$(13,027)	$(268)	$304,024

Balance, December 31, 2001	$268	$153,216	$189,743	$(28,185)	$3,531	$(12,575)	$(274)	$305,724
Exercise of stock options	—	141	—	273	—	—	—	414
Repurchase of common stock (Note 7)	—	—	—	(9,965)	—	—	—	(9,965)
Net income	—	—	27,416	—	—	—	—	27,416
Other comprehensive income — Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	3,463	—	—	3,463
Comprehensive income	—	—	—	—	—	—	—	30,879
Cash dividends - $.31 per share	—	—	(7,200)	—	—	—	—	(7,200)
Amortization of unearned compensation	—	449	—	—	—	1,357	—	1,806
Other (Note 9)	—	(29)	—	—	—	—	(24)	(53)
Balance, September 30, 2002	$268	$153,777	$209,958	$(37,877)	$6,994	$(11,218)	$(298)	$321,604

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Unaudited)

(In Thousands)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,416	$21,766
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	3,293	2,984
Amortization and accretion, net	1,213	43
Purchase accounting amortization, net	498	1,968
Stock-based compensation	1,805	1,540
Provision for loan losses	5,385	4,425
(Gain) loss on sale of investment securities, net	163	(71)
Loss on pension plan curtailment	446	—
Other real estate owned income	(30)	(47)
Gain on sale of fixed assets	(172)	(99)
Benefit for deferred taxes	(2,351)	(1,208)
Originations of loans held-for-sale	(9,587)	(23,974)
Proceeds from sales of loans originated for sale	21,971	29,534
Gain on sales of loans, net	(205)	(328)
Net (increase) decrease in accrued interest receivable	(59)	202
Net (increase) decrease in other assets	651	(2,460)
Net increase in accrued expenses and other liabilities	9,990	3,921
Net cash provided by operating activities	60,427	38,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities classified as available-for-sale	(180,522)	(147,186)
Purchase of securities classified as held-to-maturity	(1,098)	(3,195)
Purchase of restricted equity securities	(2,597)	(11,959)
Proceeds from sales, calls, paydowns and maturities of securities classified as available-for-sale	164,532	63,334
Proceeds from calls, paydowns and maturities of securities classified as held-to-maturity	2,779	10,191
Proceeds from sale of restricted equity securities	—	96
Purchase of loans	(12,079)	(1,557)
Net increase in loans	(290,791)	(245,716)
Recoveries of loans previously charged off	818	457
Proceeds from sales of other real estate owned	370	540
Proceeds from sales of fixed assets	497	268
Purchase of premises and equipment	(5,613)	(4,099)
Net cash used in investing activities	(323,704)	(338,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in NOW, money market deposit and demand deposit accounts	$170,754	$166,831
Increase in passbook and other savings accounts	36,606	30,169
Increase (decrease) in certificates of deposit	33,873	(3,740)
Advances from Federal Home Loan Bank	170,500	369,946
Repayments of Federal Home Loan Bank advances	(127,067)	(144,189)
Increase in short-term and other borrowings	9,036	5,350
Increase in mortgagors' escrow payments	353	1,115
Net proceeds issuance of junior subordinated deferrable interest debentures	55,017	—
Exercise of stock options	273	239
Tax benefit of stock awards	141	131
Repurchase of common stock	(9,965)	(5,192)
Cash dividends	(7,200)	(5,965)
Net cash provided by financing activities	332,321	414,695

Net increase in cash and cash equivalents	69,044	114,065
Cash and cash equivalents, beginning of year	190,733	107,513
Cash and cash equivalents, end of period	$259,777	$221,578

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowed funds	72,584	85,599
Income taxes paid	6,619	11,118

Supplemental disclosure of noncash transactions:
Transfer from loans to loans held-for-sale	—	23,801
Transfers from loans to other real estate owned	82	833
Financed sales of other real estate owned	76	68

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001

(1)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements of Seacoast Financial Services Corporation and its wholly-owned subsidiaries, Compass Bank for Savings ("Compass"), Nantucket Bank, Lighthouse Securities Corporation and Seacoast Capital Trust I (Note 9) (collectively referred to herein as "the Company") presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2001 included as part of its Form 10-K.  All intercompany accounts and transactions have been eliminated in the consolidation.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary for a fair presentation.  Management is required to make estimates and assumptions that affect amounts reported in the financial statements.  Actual results could differ significantly from those estimates.  The results of operations for the three and nine month periods ended September 30, 2002  and 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2)  GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS 142 as of January 1, 2002.  SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement.  As a result of adopting SFAS 142, the Company no longer amortizes the goodwill balance of $33.9 million, which reduced goodwill amortization and increased net income by $606,000 in the third quarter of 2002.  An initial impairment test was required to be performed by June 30, 2002 and thereafter is required at least annually or more frequently as a result of an event or change in circumstances (e.g. recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary.  The Company completed its initial impairment test during the second quarter of 2002 and determined an impairment charge is not required.

Prior to adoption of SFAS 142, goodwill was being amortized on a straight-line basis over 15 years.  For the three months and nine months ended September 30, 2001 goodwill amortization expense was $606,000 and $1,818,000, respectively.  Actual results of operations for the three and nine month periods ended September 30, 2002 and pro forma results of operations for the three month and nine month periods ended September 30, 2001 as if SFAS 142 had been adopted as of January 1, 2001 are as follows:

	Three Months Ending		Nine Months Ending
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(In thousands)
Reported net income	$9,258	$8,034	$27,416	$21,766
Add: Goodwill amortization	—	606	—	1,818
Adjusted net income	$9,258	$8,640	$27,416	$23,584

Weighted average common shares o/s – basic	22,794,126	23,417,024	22,938,080	23,436,616
Weighted average common and common stock
Equivalent shares o/s – diluted	23,336,069	23,772,139	23,496,084	23,752,556

Basic earnings per share:
Reported net income	$0.41	$0.34	$1.20	$0.93
Add: goodwill amortization	—	.03	—	.08

Adjusted net income	$0.41	$0.37	$1.20	$1.01
Diluted earnings per share:
Reported net income	$0.40	$0.34	$1.17	$0.92
Add: goodwill amortization	—	.03	—	.08

Adjusted net income	$0.40	$0.37	$1.17	$1.00

At September 30, 2002, the Company has $1.8 million in unamortized identifiable intangible assets consisting of core deposit intangibles and other intangibles.  Total amortization expense associated with these intangibles assets for the nine months ending September 30, 2002 and 2001 was $618,000 and $385,000, respectively.

The changes in the carrying of goodwill and other intangibles assets for the nine months ended September 30, 2002 are as follows:

	Goodwill	Core Deposit Intangibles	Other Intangibles	Total Intangibles
	(In thousands)
Balance, December 31, 2001	$33,903	$2,263	$107	$36,273

Recorded during the period	—	—	—	—

Amortization expense	—	(553)	(65)	(618)

Impairment recognized	—	—	—	—

Balance, September 30, 2002	$33,903	$1,710	$42	$35,655

Estimated amortization expense:
2002	—	$724	$84	$808
2003	—	608	17	625
2004	—	314	7	321
2005	—	208	—	208
2006	—	166	—	166

The components of other intangibles assets follows:

	September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Core deposit intangibles	$4,424	$2,714	$1,710
Other intangibles	220	178	42
Total	$4,644	$2,892	$1,752

(3)              LOANS

The loan portfolio consisted of the following:

	September 30, 2002	December 31, 2001
	(In thousands)
Real estate loans:
Residential (one-to-four family)	$1,419,554	$1,311,606
Commercial	353,402	337,277
Construction	114,175	108,556
Home equity lines of credit	65,353	45,709
Total real estate loans	1,952,484	1,803,148
Commercial loans	121,029	115,562
Consumer loans:
Indirect auto loans	752,844	601,884
Less-unearned discount	389	1,651
Indirect auto loans, net	752,455	600,233
Other	49,454	56,039
Total consumer loans, net	801,909	656,272
Total loans	2,875,422	2,574,982
Less-allowance for loan losses	33,141	29,513
	$2,842,281	$2,545,469

Non-accrual loans amounted to $11,137,000 and $13,408,000 at September 30, 2002 and December 31, 2001, respectively.

(4)   DEPOSITS

A summary of deposit balances is as follows:

	September 30, 2002	December 31, 2001
	(In thousands)
Demand deposit accounts	$234,002	$180,916
NOW and money market deposit accounts	861,823	744,155
Passbook and other savings accounts	311,769	275,163
Total non-certificate accounts	1,407,594	1,200,234

Certificates of deposit -
Term certificates of $100,000 and over	289,401	268,326
Term certificates less than $100,000	736,550	723,797
Total certificates of deposit	1,025,951	992,123
	$2,433,545	$2,192,357

(5)         EARNINGS PER SHARE (EPS)

Basic EPS for the three months and nine months ended September 30, 2002 and 2001 was computed based on the weighted average number of shares outstanding during the periods using the following share balances:

	2002	2001
Three months ended	22,794,126	23,417,024
Nine months ended	22,938,080	23,436,616

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

(6)         BUSINESS SEGMENT INFORMATION

The community banking business segment consists of commercial and retail banking.  Banking services are provided within the framework of two full-service community banks which have similar economic characteristics, products and services, distribution channels and regulatory environments.  Accordingly, disaggregated segment information for each bank is not presented.  The community-banking segment derives its revenues from a wide range of banking services, including investing and lending activities and acceptance of demand, savings and time deposits, merchant credit card services as well as servicing loans for investors.  There is no major customer, as defined, and the banks operate within a single geographic area (southeastern Massachusetts, including the islands of Martha's Vineyard and Nantucket).

Non-reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below.  These non-reportable segments include the Parent Company.

Reportable segment specific information and reconciliation to consolidated financial information as of September 30, 2002 and 2001 and for the nine-month periods then ended are as follows (in thousands):

	Community Banking	Other	Other Adjustments And Eliminations	Consolidated
September 30, 2002
Investment securities	$485,308	$2,874	$—	$488,182
Net loans	2,830,111	22,238	(10,068)	2,842,281
Total assets	3,704,369	381,340	(363,001)	3,722,708
Total deposits	2,433,545	—	—	2,433,545
Total borrowings	875,777	—	—	875,777
Total liabilities	3,345,630	457	—	3,346,087
Net interest income	89,856	804	(592)	90,068
Provision for loan losses	5,385	—	—	5,385
Noninterest income	9,009	1,374	—	10,383
Noninterest expense	48,784	2,433	—	51,217
Net income	$27,598	$27,416	$(27,598)	$27,416

September 30, 2001
Investment securities	$397,748	$3,851	$—	$401,599
Net loans	2,557,603	10,368	(10,368)	2,557,603
Total assets	3,331,667	304,838	(300,579)	3,335,926
Total deposits	2,182,845	—	—	2,182,845
Total borrowings	821,340	—	—	821,340
Total liabilities	3,031,088	814	—	3,031,902
Net interest income	75,294	746	(609)	75,431
Provision for loan losses	4,425	—	—	4,425
Noninterest income	10,249	—	—	10,249
Noninterest expense	46,893	972	—	47,865
Net income	$21,925	$21,766	$(21,925)	$21,766

(7)   STOCK REPURCHASE PROGRAMS

In July 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares in the open market to meet the anticipated needs of stock awards and stock options issued in connection with the 1999 Stock Incentive Plan.  In October 1999, July 2000, and September 2002 the Board of Directors authorized the Company to repurchase up to an additional 1,231,900, 1,254,312, and 1,194,284 shares, respectively, in the open market.  The Board of Directors delegated to the discretion of senior management the authority to determine the timing of the repurchase programs' commencement, the timing of subsequent repurchases and the prices at which repurchases will be made.

As of November 14, 2002, the Company had repurchased 3,544,712 shares of its common stock under these programs at a total cost of  $46,394,422, of which 3,486,212 shares at a cost of $45,076,448 had been repurchased as of September 30, 2002.

(8)   QUARTERLY CASH DIVIDEND

On October 24, 2002, the Board of Directors voted the payment of a quarterly cash dividend of $.11 per share.  The dividend is payable on November 22, 2002 to stockholders of record on November 8, 2002.

(9)   ISSUANCE OF TRUST PREFERRED SECURITIES

As previously disclosed in the second quarter, the Company, through a subsidiary trust (Seacoast Capital Trust I) issued 2,300,000 shares of 8.50% Trust Preferred Securities, $25.00 face value, due June 30, 2032 but callable at the option of the Company on or after June 30, 2007.  This issuance raised $57,500,000 in gross proceeds and net of underwriting costs provided $55,040,000 in additional Tier 1 capital.  The Company intends to use these net proceeds for general corporate purposes, which may include the repurchase of its common stock, the repayment of its debt, and investments in or advances to its existing or future subsidiaries.  The Company may also use a portion of the net proceeds to fund possible future acquisitions, although the Company does not presently have any understandings with respect to any such future acquisitions.  Pending such uses, the Company has directed the net proceeds to be invested into short-term marketable securities and first mortgage real estate loans.  In the third quarter 2002 a quarterly dividend of $1.2 million was paid to the holders of the Trust Preferred representing the quarterly payment due.  In addition, the quarterly amortization ($21,000) of the underwriting cost over the life of the Trust Preferred Securities was also recorded against Paid-in Capital.

(10)  COMMONWEALTH OF MASSACHUSETTS – DEPARTMENT OF REVENUE

The Massachusetts Department of Revenue (“DOR”) has recently issued Assessments for additional state excise taxes to several financial institutions in the Commonwealth that have established real estate investment trusts (“REIT”) in their corporate structures.  The DOR contends that dividends received by the Banks from the REIT subsidiaries are fully taxable in Massachusetts.  The Company believes that the Massachusetts statutes that provides for the dividend received deduction equal to 95% of certain dividend distributions applies to distributions that have been made by the REIT subsidiaries to the Banks.  Seacoast Financial Services Corporation has two REIT subsidiaries, Compass Preferred Capital Corporation (under Compass) and N Realty Corporation (under Nantucket Bank).  Both subsidiaries were formed in 1998.  The Company has recently received notices from the DOR pertaining to two tax year filings (1999 & 2000) by N Realty Corporation and Compass Preferred Capital Corporation.  These notices stipulated additional state excise taxes due of $4,467,000, plus interest.  Since the DOR has already focused on tax years 1999 & 2000, it would be difficult to assume that additional notices are not forthcoming and that they may include more current tax year filings.  Based upon this action, management estimates that the impact in additional tax assessments for both companies covering tax years 1999, 2000, 2001 and the first nine months of 2002 would be $9.4 million (net of federal tax benefit) excluding interest.  No provision has been made in the Seacoast Financial Services Corporation financials at this time and the Company is vigorously appealing any and all assessments received.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words or phrases, "will  likely result," "are expected to," "will continue," "is anticipated," "estimate," "believe," or similar expressions are intended to identify such forward-looking statements.  Actual events could differ materially from those anticipated in  the forward-looking statements.  Important factors that might cause such a difference include, among other things, general economic conditions, particularly the real estate market, in the Company's primary market area, potential increases in  the Company's nonperforming assets (as well as increases in the allowance for loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation, supervision, and legal interpretations, including increased deposit insurance premiums or capital or reserve requirements, changes in interest rates, and increased competition and bank consolidations in the Company's market area.  These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this section.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets increased by $375.2 million from $3,347.5 million at December 31, 2001 to $3,722.7 million at September 30, 2002.  During the nine months ended September 30, 2002, the loan portfolio increased by $300.4 million, or 11.7%, which was funded principally by deposit growth of $241.1 million and, to a lesser extent, Federal Home Loan Bank advances of  $43.4 million, and short-term borrowings of $9.1 million.  During the nine months ended September 30, 2002, the Company continued to borrow from the Federal Home Loan Bank (FHLB) because of the attractive borrowing rates offered during the period.  In addition to funding loan growth, borrowings have provided the Company with liquidity to increase the investment portfolio. The weighted average interest rate on FHLB advances taken during 2002 was 3.2%.  At September 30, 2002, any additional funds in excess of loan funding requirements were invested in federal funds sold and investment securities.  In addition, the Company issued trust preferred securities during the period which raised $55.0 million which have been invested primarily in short-term marketable securities and first mortgage real estate loans.

Total investments increased by $21.0 million, or 4.5%  from $467.2 million at December 31, 2001 to $488.2 million at September 30, 2002.  The excess of deposit growth and the recently completed trust preferred issuance provided additional funding to increase the investment portfolio.  These funds were allocated into short-term US Treasury Obligations, Federal Agency bonds, and US Government Mortgage-Backed securities.  During the nine months ended September 30, 2002 the Company sold equity holdings that resulted in a gain of $1.4 million and also sold or redeemed bonds that provided a gain of $548,000.  These gains were offset by losses on sales of corporate bonds of $1.3 million and write-downs on specific securities that were considered impaired in the amounts of $811,000.

The increase in loans occurred primarily in the residential mortgage, indirect auto, home equity, and commercial real estate loan portfolios.  From December 31, 2001 to September 30, 2002, residential mortgage loans increased by $107.9 million, or 8.2%, home equity lines of credit increased by $19.6 million, or 43.0%, indirect auto loans (net of unearned discounts) increased by $152.2 million, or 25.4% and commercial real estate loans increased by $16.1 million, or 4.8%.  The Company has continued to retain all residential mortgage loan originations in portfolio (Compass only) and has continued to emphasize the origination of indirect auto loans through its network of automobile dealers which has been expanded to include dealers in communities contiguous to the metropolitan Boston area and Southern New Hampshire.  The growth in commercial real estate loans was primarily with existing customers.

Total non-performing assets were $12.2 million at September 30, 2002, or 0.33% of total assets, compared to $14.5 million at December 31, 2001, or 0.43% of total assets, a decrease of $2.3 million or 16.0%.  Total non-performing assets consists of nonaccrual loans, troubled debt restructured loans, property acquired through foreclosure (OREO), deed in lieu of foreclosure, or through repossessions.

Total non-performing loans were $11.1 million at September 30, 2002, or 0.39% of total loans, as compared to $13.4 million at December 31, 2001, or 0.52% of total loans, a decrease of $2.3 million or 16.9%.  Non-performing loans consists of nonaccrual loans that are past due 90 days or more and trouble debt restructured loans regardless of payment status.  Nonaccrual loans also include loans that are considered to be possibly impaired.  Impaired loans are assigned a numerical risk rating based on evaluations performed by Lending Officers and subsequently approved at the Executive level.  Management reviews and evaluates impaired loans on a quarterly basis and adjusts the risk ratings on impaired loans accordingly and determines the appropriate reserve or charge-off.

The major risk rating categories are identified as substandard, doubtful and loss as defined by bank regulations.  A loan that is assigned a risk rating of substandard usually has unacceptable business credit, repayment is in jeopardy, loan is inadequately protected by the paying capacity of the obligor or by the pledged collateral and a loss may be incurred if deficiencies are not corrected.  A loan assigned a risk rating of doubtful usually means that full payment has become questionable and that serious problems exist and collection in full is highly improbable requiring the loan to be administered by special assets personnel.  A loan risk rated as loss usually means that the loan has become uncollectible and an expected loss should be recognized even though a partial recovery may occur in the future.

At September 30, 2002, there were $12.6 million of loans classified as substandard, $3.7 million classified as doubtful, and no loans classified as loss.  Included in the $12.6 million of substandard loans were $8.9 million of performing loans and in the $3.7 million of doubtful loans none were performing loans.  At December 31, 2001 there were $10.9 million of loans classified as substandard, $2.6 million classified as doubtful and no loans classified as loss.  Included in the $10.9 million of substandard loans were $6.9 million of performing loans and in the $2.6 million of doubtful loans none were performing.

The following is an analysis of the allowance for loan losses:

	Three Months		Nine Months
Periods ended September 30,	2002	2001	2002	2001
Balance at beginning of period	$31,631	$27,251	$29,513	$25,081
Provision charged to expense	1,850	1,550	5,385	4,425
Recoveries of loans previously charged off	540	264	818	457
Loans charged off	(880)	(328)	(2,575)	(1,226)
Balance at end of period	$33,141	$28,737	$33,141	$28,737

Total deposits at September 30, 2002 were $2,433.5 million, an increase of $241.1 million, compared to $2,192.4 million at December 31, 2001.  Core deposit account balances increased by $207.4 million, or 17.3%, during nine months ended September 30, 2002.  The growth in core deposits during this period was generally attributable to seasonal fluctuations, uncertainty in the stock market as consumers seek safety, less attractive rates being offered on term deposit products, and consumers basically maintaining a highly liquid position.

The increase in stockholders' equity of $15.9 million to $321.6 million at September 30, 2002 resulted from the net income of $27.4 million for the nine months ended September 30, 2002 and an increase of $3.5 million in the market value of investment securities available for sale, net of taxes, which were partially offset by cash dividends and stock repurchases totaling $17.2 million.  During 1999, 2000, and 2002 the Company announced three stock repurchase programs aggregating 3,680,496 shares.  As of November 14, 2002, 2,544,712 shares had been repurchased leaving up to 1,135,784 shares for repurchase.  Management expects to repurchase the remaining shares under these programs during the remainder of 2002 and throughout 2003.

Comparison of Operating Results for the Quarters Ended September 30, 2002 and 2001

Interest Income.  Interest income for the quarter ended September 30, 2002 was $55.1 million compared to $55.3 million for the quarter ended September 30, 2001, a decrease of $279,000, or  0.50%.  The decrease in interest income resulted from a decrease in the overall yield on interest-earning assets of 88 basis points, partially offset by an increase in average interest-earning assets of $411.5 million, or 13.4%, in the 2002 period.  The principal areas of growth in average balances were related to investments (up $196.7 million, or 41.4%), real estate loans (up $86.1 million, or 4.7%) and indirect auto loans (up $137.8 million, or 23.5%).  The growth in investment securities resulted primarily from an increase in deposits and borrowings in excess of funding loan requirements during the period and the recently completed sale of $57.5 million in trust preferred securities (Note 9).  Most of the real estate loan growth resulted from increased originations and retention in portfolio of one-to-four family real estate loans.  The increase in indirect auto loans resulted from the favorable interest rate environment and continued geographic expansion of the network of participating dealers.

Interest Expense.  Interest expense for the quarter ended September 30, 2002 was $24.0 million compared to $29.0 million for the quarter ended September 30, 2001, a decrease of $5.0 million or 17.3%.  This decrease resulted from a 110 basis points decrease in the cost of funds from 4.26% in 2001 to 3.16% in 2002, partially offset by a higher average balance of interest-bearing liabilities (up $312.3 million, or 11.4%).  Average interest-bearing deposit balances increased $230.4 million, or 11.9%, during the quarter ended September 30, 2002 compared to the same period in 2001.

Interest expense on borrowed funds increased $15,000 in the quarter ended September 30, 2002 primarily as the result of an increase in the average balance of such funds of $81.9 million, or 10.3% during the period, offset by a decrease of 51 basis points in the average rate paid on borrowed funds to 4.95% in 2002 from 5.46% in 2001.

The decrease in the yield on overall cost of funds on interest-bearing liabilities and the reduction in yields on interest-earning assets are reflective of the continued interest rate reductions implemented by the Federal Reserve during the period and the affect it has had on long-term deposit rates.

Provision for Loan Losses.  The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is appropriate to absorb inherent losses within the loan portfolio.  In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of nonperforming and other classified loans.  The amount of the allowance is based on numerous judgments, risk rating of loans and ultimate losses may vary from such estimates.  Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly in order to maintain the adequacy of the allowance.  For a full discussion on the Company’s allowance for loan losses policies see “Allowance for Loan Losses” in the Company’s 2001 annual report on Form 10-K.

The Company provided $1.9 million for loan losses in the quarter ended September 30, 2002 compared to $1.6 million in the quarter ended September 30, 2001.  The increase of $300,000 in 2002 was primarily attributable to risks associated in the growth in the loan portfolio.  The total allowance of $33.1 million at September 30, 2002 represented 1.15% of total loans compared to the same ratio of 1.15% at December 31, 2001.  At September 30, 2002, the allowance for loan losses as a percentage of non-performing loans was 297.6% compared to 220.1% at December 31, 2001.

Noninterest Income.  Total noninterest income was $3.6 million for the quarter ended September 30, 2002 compared to $3.7 million in the same period of 2001, a decrease of $129,000, or 3.5%.  This decrease was principally caused by a curtailment loss of $446,000 related to the freezing of the defined benefit plan at Nantucket Bank and write-downs on specific securities that were considered impaired in the amount of $71,000.  In addition, loan fees and gain on sale of loans were lower.  These reductions were partially offset with increases in deposit related fees and other loan fees.

Noninterest Expense.   Noninterest expense increased by $1.2 million or 7.8%, from $16.0 million for the quarter ended September 30, 2001 to $17.2 million for the quarter ended September 30, 2002.  This increase reflected increases in salaries and employee benefits ($1.1 million), occupancy and equipment ($234,000), data processing ($558,000), marketing expenses ($86,000), and other noninterest expense ($1,000).  The increases in noninterest expenses were partially offset by decreases in professional services ($193,000) and amortization of goodwill and intangibles ($528,000).

Salaries and employee benefits increased $1.1 million, or 13.3%, during the quarter ended September 30, 2002.  This increase was the result of payroll increases averaging 4.5%, additions to staff in the Credit Administration and Retail Banking departments, and other additions to staff related to Company growth, branch expansion, supplemented by increases in employee benefits.

Occupancy and equipment expenses increased $234,000 or 11.1%, during the quarter ended September 30, 2002.  This increase was primarily due to an increase in depreciation expenses related to branch expansion and maintenance costs.

Data processing expenses increased $558,000, or 35.6%, during the quarter ended September 30, 2002 due primarily to core processing activities which are volume-related such as item processing and ATM usage and an increase in the  number of loan and retail deposit accounts.  In addition there were increases in electronic bill paying and ATM/Debit Card processing expenses.  Also, data communication line and software maintenance expenses increased due to the anticipated conversion of the core processing functions to another service bureau scheduled for 2003.  The increase on a comparative basis was partially affected by a rate reduction given to the Company in 2001 from the current service provider of core data processing.

Marketing expenses increased $86,000 or 12.9%, during the quarter ended  September 30, 2002.  This increase was primarily the result of an increase in advertising service fees paid to outside agencies, increased spending on newspaper and direct mail advertising during the period, offset by decreases in other media expenses and production costs related to television advertising.

Professional services expenses decreased $193,000 or  26.8%, during the quarter ended September 30, 2002.  This decrease was primarily the result of reductions in costs associated with the start-up of private banking and corporate consulting in 2001 partially offset by an increase in professional services related to loan activities.

Amortization of goodwill and intangibles decreased $528,000, or 72.1%, during the quarter ending September 30, 2002.  This decrease reflects primarily the elimination of goodwill amortization (Note 2), partially offset by an increase in the amortization of intangibles related to the acquisition of deposits from Chart Bank (formerly known as Charter Bank).

Other noninterest expense increased $1,000, or  0.1% during the quarter ended September 30, 2002.  This increase reflects primarily volume-related items such as printing, supplies, telephone costs partially offset by decreases in repossession expenses and office supplies.

Minority Interest Expense. On May 31, 2002, the Company, through a subsidiary trust (Seacoast Capital Trust I) issued 2,300,000 shares of 8.50% Trust Preferred Securities (Note 9).  In the third quarter of  2002 a quarterly dividend of $1.2 million was paid to the holders of these Trust Preferred Securities.

Income Taxes. The effective tax rate for the quarter ended September 30, 2002 was 35.2% compared to 35.4% in  the same period in 2001.  This decrease in 2002 primarily reflects the impact of nondeductible goodwill amortization in 2001, partially offset by an increase in the provision for state income taxes in 2002.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

Interest Income.  Interest income for the nine months ended September 30, 2002 was $162.3 million, compared to $162.0 million for the nine months ended September 30, 2001, an increase of $334,000, or 0.21%. The increase in interest income resulted from growth in average interest-earning assets of $423.5 million, or 14.5%, offset by a decrease in the overall yield on interest-earning assets of 93 basis points in the 2002 period.  The principal areas of growth in average balances were related to investments (up $220.6 million, or 55.6%), real estate loans (up $101.2 million, or 5.7%) and indirect auto loans (up $103.5 million, or 18.5%).  The growth in investment securities resulted primarily from an increase in deposits and borrowings in excess of the funding loan requirements during the period as well as the recently completed sale of $57.5 million in trust preferred securities (Note 9).  Most of the real estate loan growth resulted from increased origination and retention in portfolio of one-to-four family real estate loans.  The increase in indirect auto loans resulted from the favorable interest rate environment and continued geographic expansion of the network of participating dealers.

Interest Expense.  Interest expense for the nine months ended September 30, 2002 was $72.2 million compared to $86.5 million for the nine months ended September 30, 2001, a decrease of $14.3 million or 16.5%.  This decrease resulted from a 119 basis points decrease in the cost of funds from 4.45% in 2001 to 3.26% in 2002, and a higher average balance of lower interest-bearing deposits (up $233.8 million, or 27.3%).  In addition the average balance of higher interest bearing term deposits decreased ($11.7 million, or 1.2%), from September 30, 2001 to September 30, 2002 further reducing the cost of funds.

Interest expense on borrowed funds increased $1.7 million in the nine months ended September 30, 2002 to $32.3 million due to a $137.1 million increase in the average balance of such funds, partially offset by a 62 basis points decrease in the average rate paid on borrowed funds to 5.00% in the 2002 period from 5.62% in the same period last year.

The decrease in the cost of funds in 2002 reflects what we believe is a current consumer bias to preserve principal, remain liquid and deposit funds into non-time deposit accounts.  We believe that the current low interest rate environment, stock market volatility, along with the slow growth in our economy, has induced consumers to seek insured deposit accounts that provide a safe haven for their investable funds.  Material increases in the average balances of non-time deposits reflect this positioning.   From September 30, 2001 to September 30, 2002 the average balance of non-time deposits increased from $855.0 million to $1,088.8 million while the cost associated with these accounts decreased 38 basis points from 1.85% in 2001 to 1.47% in 2002.  In addition, with the expectation that the Federal Reserve’s Open Market Committee will not be inclined to immediately initiate a series of interest rate increases, we continue to believe that the interest of consumers looking to invest into term-deposit accounts will remain indifferent.  Management believes that under these conditions, the net interest margin should continue to improve during the remainder of the year.

Provision for Loan Losses.  The Company provided $5.4 million for loan losses in the nine months ended September 30, 2002 compared to $4.4 million in the comparable prior year period.  The increase of $960,000 in 2002 was primarily attributable to the growth in the loan portfolio.

Noninterest Income. Total noninterest income was $10.4 million for the nine months ended September 30, 2002 compared to $10.2 million in the same period of 2001, an increase of $134,000 or 1.3%.  This increase was principally caused by increases in checking account related income ($249,000), ATM/Debit card usage ($377,000), and fees on other retail services and deposit accounts($566,000), offset by losses on investment securities ($234,000), decreases on the sale of loans ($123,000), loan servicing fees ($247,000) and the curtailment loss related to the defined benefit pension plan at Nantucket Bank ($446,000).

Noninterest Expense. Noninterest expense increased by $3.4 million, or 7.0%, from $47.8 million for the nine months ended September 30, 2001 to $51.2 million for the nine months ended September 30, 2002.  This increase reflected increases in salaries and employee benefits ($3.7 million), occupancy and equipment expenses ($313,000), data processing ($1.0 million), and other noninterest expense ($521,000).  The increases in noninterest expense were partially offset by decreases in marketing ($203,000), professional services ($445,000) and amortization of goodwill and intangibles ($1.6 million).

Salaries and employee benefits increased $3.7 million or 15.4%, during the nine months ended September 30, 2002.  This increase was partially the result of salary increases averaging 4.5%, coupled with additions to staff in Credit Administration, Retail Banking and the Managed Assets departments, an increase in commissions paid on loan refinancing activities, an increase in sales incentive commissions paid on deposit gathering activities and other additions to staff related to company growth supplemented by increases in employee benefits.

Occupancy and equipment expenses increased $313,000 or 4.8% during the nine months ended September 30, 2002.  The increase was primarily the result of branch expansion and the related expenses to operate them during the period.

Data processing expenses increased $1.0 million , or 22.0%, during the nine months ended September 30, 2002 due primarily to core processing activities which are volume-related such as item processing, loan and deposit account activity, ATM and electronic bill payment processing and data line communication expenses.  The increase on a comparative basis was partially affected by a rate reduction given to the Company in 2001 from the current service provider of core data processing.

Marketing expenses decreased $203,000, or 9.2%, during the nine months ended September 30, 2002.  This decrease was attributable to a reduction in production costs for television commercials, partially offset by increases in promotions, print advertising, direct marketing and service fees to outside agencies.

Professional services expenses decreased $445,000, or 20.2%, during the nine months ended September 30, 2002.  This decrease primarily reflects non-recurring consulting and legal fees associated with the start-up of Compass's private banking initiative incurred in the first nine months of 2001, certain non-recurring costs for tax services, and other consulting services, partially offset  by increases in internal and external audit fees.

Amortization of goodwill and intangible decreased $1.6 million, or 71.9%, during the nine months ended September 30, 2002.  This decrease is attributed to the elimination of goodwill amortization (Note 2) offset by an increase in the amortization of intangibles associated with the acquisition of deposits from Chart Bank (formerly known as Charter Bank).

Other noninterest expense increased $521,000, or 8.8%, during the nine months ended September 30, 2002.  This increase reflects primarily volume-related items such as printing, postage, supplies, telephone and money transportation costs and losses on sale of fixed assets.

Income Taxes. The effective tax rate for the nine months ended September 30, 2002 was 35.1% compared to 34.8% in the same period in 2001.  This increase from 2001 primarily reflects the impact of the reduction in the provision for income taxes of $479,000 recorded in the first quarter of 2001.  In 2001, the Company completed an analysis addressing the impact of a recent tax court decision on the deductibility of merger-related costs incurred in connection with the acquisition of Sandwich Bancorp, Inc. in 1998.  Based on the analysis, the provision for income taxes was reduced by $479,000.  Exclusive of this non-recurring item, the effective tax rate in 2001 was 36.2%.  The decrease in 2002 reflects primarily the impact of non-deductible goodwill amortization in 2001.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents and debt securities is a product of the Company's operating, investing, and financing activities.  The Company's primary sources of funds are deposits, borrowings, principal and interest payments on outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates and, in the case of deposits, other instruments available to the public such as mutual funds and annuities.

As voluntary members of the Federal Home Loan Bank of Boston (FHLB), Compass and Nantucket Bank are entitled to borrow an amount up to the value of their qualified collateral that has not been pledged to others.  Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit at the FHLB.  At September 30, 2002, Compass and Nantucket Bank had approximately $498.5 million and $43.6 million, respectively, in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock.  Use of this borrowing capacity may also be impacted by regulatory capital requirements.

Liquidity management is both a daily and long-term function of business management.  The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  At September 30, 2002, the Company maintained cash and due from banks, federal funds sold and debt securities maturing within one year of $328.4 million, or 8.82% of total assets.  The Company invests excess funds, if any, in federal funds sold which provide liquidity to meet lending requirements.

At September 30, 2002, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $361.1 million.  The Company anticipates that it will have sufficient funds available to meet its current loan commitments.  Certificates of deposit maturing within one year from September 30, 2002 amounted to $739.8 million.  The Company expects that a significant portion of maturing certificate accounts will be retained as deposits at maturity.

The Company's and the Banks' capital ratios at September 30, 2002 were as follows:

	Seacoast Financial	Compass	Nantucket
Total Capital (to risk weighted assets)	14.68%	11.59%	14.43%
Tier 1 Capital (to risk weighted assets)	13.40	10.33	13.17
Tier 1 Capital (to average assets)	9.17	7.09	9.52

These ratios placed the Company in excess of regulatory standards and the Banks in the "well capitalized" category as set forth by the FDIC.

Recent Accounting Developments

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, “ and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  This Statement established a single accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, broadened the presentation of discontinued operations to include more disposal transactions, and resolves significant implementation issues related to SFAS No. 121.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The provisions of this statement are to be applied prospectively.  The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This Statement rescinds SFAS No. 4, Reporting Gains and Losses form Extinguishments of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  In addition, this statement amends SFAS No. 13, accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions.  This Statement also amends other existing authoritative pronouncement to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principle market risk factor affecting the financial condition and operating results of the Company is interest rate risk.  This risk is managed by periodic evaluation of the interest risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors.  Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates.  Each Bank's Asset/Liability Committee, comprised of senior management, is responsible for managing interest rate risk and reviewing with its Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on operating results, the Bank's interest rate risk position and the effect changes in interest rates would have on net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

The principal strategies that the Company generally uses to manage interest rate risk include (i) emphasizing the origination and retention of adjustable and fixed-rate loans, origination of indirect auto loans (Compass only) which have relatively short maturities and origination of loans with maturities at least partly matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

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

As of September 30, 2002, the Company's estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

	Percentage Change in Estimated
	Net Interest Income Over:
	12 Months	24 Months
300 basis point increase in rates	(10.37)%	(9.76)%
150 basis point decrease in rates (1)	(0.07)%	(2.29)%

Based on the scenario above, net income would be adversely affected (within internal guidelines) in both the twelve and twenty-four month periods.  For each one percent change in net interest income, the effect on net income would be $830,000 assuming a 35% tax rate.

(1)      Due to the low interest rate environment in effect at September 30, 2002 (the average Federal Fund overnight rates were trading below 2%) the simulation model could only be rate shocked down 150 basis points.

Item 4.  Controls and Procedures

Disclosure controls and procedures.  Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  Kevin G. Champagne, our President and Chief Executive Officer, and Francis S. Mascianica, Jr., our Treasurer and Chief Financial Officer, supervised and participated in this evaluation.  Based on this evaluation, Mr. Champagne and Mr. Mascianica concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

Internal controls.  Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than those involved in the ordinary course of business.  Management believes that the resolution of these matters will not materially affect its business or the consolidated financial condition of the Company.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Certification Under Sarbanes-Oxley Act

Our Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits:

3.1	Articles of Organization of Seacoast Financial Services Corporation+++

3.2	By-Laws of Seacoast Financial Services Corporation+++

4.1	Specimen certificate for the common stock of Seacoast Financial Services Corporation++

4.2	Form of 8.50% Junior Subordinated Debenture of Seacoast Financial Services Corporation+++++++

4.3	Form of Preferred Security of Seacoast Capital Trust I (incorporated by reference to Exhibit D to Exhibit 10.23 hereof)

10.1*	Form of Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and Kevin G. Champagne+

10.2*	Form of Employment Agreement by and among Compass Bank for Savings, Seacoast Financial Services Corporation and certain Officers of Compass Bank for Savings+

10.3*	Form of Change in Control Agreements by and among Seacoast Financial Services Corporation, Compass Bank for Savings, Kevin G. Champagne and certain other Officers of Compass Bank for Savings+

10.4*	Form of Change in Control Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and certain Officers of Compass Bank for Savings+

10.5*

Form of Executive Salary Continuation Agreements made and entered into by and between Compass Bank for Savings and Kevin G. Champagne, Arthur W. Short, John D. Kelleher and Francis S. Mascianica and forms of amendments thereto+

10.6*	Trust Agreement, made as of December 18, 1992, by and between Compass Bank for Savings and Shawmut Bank, N.A.+

10.7*	Compass Bank for Savings January 2000 Incentive Compensation Plan +++++

10.12*	Compass Bank for Savings Executive Deferred Compensation Plan+

10.13*	Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan+

10.17*	Sandwich Co-operative Bank 1992 Directors Deferred Compensation Plan++

10.20*	Seacoast Financial Services Corporation 1999 Stock Incentive Plan++++

10.21	Junior Subordinated Indenture dated May 31, 2002 between the Seacoast Financial Services Corporation and State Street Bank and Trust Company.+++++++

10.22	Trust Agreement of Seacoast Capital Trust I and Certificate of Trust dated April 9, 2002.+++++++

10.23

Amended and Restated Trust Agreement of Seacoast Capital Trust I dated May 31, 2002 among Seacoast Financial Services Corporation, State Street Bank and Trust Company, Christiana Bank and Trust Company, the Administrative Trustees named therein and the Several Holders of the Trust Securities.+++++++

10.24	Guarantee Agreement dated May 31, 2002 between Seacoast Financial Services Corporation and State Street Bank and Trust Company.+++++++

10.25

Agreement as to Expenses and Liabilities dated May 31, 2002 between Seacoast Financial Services Corporation and Seacoast Capital Trust I (incorporated by reference to Exhibit C to Exhibit 10.23 hereof).+++++++

10.26**	Data Service Agreement with FISERV

11	A statement regarding earnings per share is included in Item 1, Note 5, of this report.

b.	Reports on Form 8-K

* Management compensatory plan or arrangement.

** Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

+ Incorporated by reference to the Company's Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company's prior name,"The 1855 Bancorp", on May 15, 1998.

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

++++ Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 1999.

+++++ Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000.

++++++ Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2000.

+++++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the second quarter of 2002, filed with the Securities and Exchange Commission on August 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seacoast Financial Services Corporation
(Registrant)

Date: November 14, 2002	By	/s/ Kevin G. Champagne
Kevin G. Champagne
President and Chief Executive Officer

Date: November 14, 2002	By	/s/ Francis S. Mascianica, Jr.
Francis S. Mascianica, Jr.
Treasurer, as Principal Financial and Accounting Officer

CERTIFICATIONS

I, Kevin G. Champagne, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Seacoast Financial Services Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Kevin G. Champagne
Kevin G. Champagne
President and Chief Executive Officer

CERTIFICATIONS

I, Francis S. Mascianica, Jr., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Seacoast Financial Services Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Francis S. Mascianica, Jr.
Francis S. Mascianica, Jr.
Treasurer and Chief Financial Officer