Form 10-K
period 2002-12-31
SEACOAST FINANCIAL SERVICES CORP
filed 2003-03-31
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 17, 2003 on the Nasdaq National Market, was $431,527,382.  Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   ☒  Yes  ☐  No

As of March 17, 2003, 23,356,774 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 20, 2003 are incorporated by reference into the annual report as portions of Part III of Form 10-K

PART I

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

Item 1.  Business

General

Until the completion of a mutual to stock conversion and initial public offering of stock on November 20, 1998, Seacoast Financial Services Corporation (the “Company” or “Seacoast Financial”) was a mutual holding company created in connection with the reorganization of Compass Bank for Savings (“Compass”) into a mutual holding company form of organization in 1994.  The Company is registered with the Board of Governors of the Federal Reserve System (the “FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Since its formation, the Company has owned 100% of Compass’s outstanding capital stock.

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

On December 31, 2000, the Company completed its acquisition of Home Port Bancorp, Inc., the holding company for Nantucket Bank, a three branch savings bank located on Nantucket Island, Massachusetts.  This transaction was accounted for under the purchase method of accounting.  As the closing of this acquisition coincided with the Company’s year-end, the assets and liabilities of Nantucket Bank are included in the consolidated balance sheet, as well as the various tables presented herein, as of December 31, 2000.  The results of operations of Nantucket Bank are included herein beginning January 1, 2001.  The narrative in this Item 1. does not include Nantucket Bank’s financial operating data, such as the amount of loan originations, for any period prior to 2001.  Compass and Nantucket Bank are collectively referred to herein as “the Banks.”

Compass was organized in 1855 as a Massachusetts-chartered mutual savings bank, and reorganized into mutual holding company form in 1994.  Nantucket Bank was organized in 1834 as a Massachusetts-chartered mutual savings bank and reorganized to a stock savings bank in 1988.  The Banks’ principal business has been, and continues to be, gathering deposits from customers within its market areas and investing those funds in residential and commercial real estate loans, indirect automobile loans (Compass only), commercial loans, construction loans, home equity loans and other consumer loans and investment securities.  The Banks’ investment portfolios consist primarily of U.S. Government and agency securities, corporate bonds, mortgage-backed securities, collateralized mortgage obligations and, to a lesser extent, marketable equity securities.  Individual and business customers have a variety of deposit accounts with the Banks, including NOW (checking) and other demand deposit accounts, passbook savings accounts, money market deposit accounts, Individual Retirement Accounts (“IRA’s”) and various certificates of deposit.  In 2001, Compass began to provide private banking services to both individuals and businesses.

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

On December 19, 2002, the Company entered into a definitive agreement to acquire Bay State Bancorp Inc. and its wholly-owned subsidiary Bay State Federal Savings Bank, a federally-chartered savings and loan company with six banking offices in the greater Boston area.  This agreement is subject to a number of conditions, including regulatory approval.  As required by SFAS 142, this transaction will be accounted for as a purchase and goodwill of approximately $78 million is expected to be recognized.  As of December 31, 2002, Bay State had total assets of $596.9 million, primarily in residential and commercial real estate loans and deposits of $368.2 million.  The transaction is anticipated to be completed in the second quarter of 2003.

Market Area and Competition

At December 31, 2002, the Company and Compass conducted business from their corporate headquarters in New Bedford, Massachusetts.  The Banks conducted business from 43 full-service branches, seven of which are located in New Bedford and the remaining 36 of which are located in the Massachusetts communities of Fall River (two branches), Plymouth (five branches), Assonet, Carver, Fairhaven, Mattapoisett, North Dartmouth, Seekonk, Somerset, Swansea, Wareham, Westport and Cape Cod (eleven branches), and the islands of Martha’s Vineyard (five branches) and Nantucket (three branches).  The Company also has two limited service high school branches and eight remote ATMs.  In addition, Compass’s indirect auto lending business extends into all of Eastern Massachusetts and the states of Rhode Island and New Hampshire.

The Banks face significant competition both in generating loans and in attracting deposits.  The Banks’ primary market area is highly competitive and they face direct competition from a significant number of financial institutions, many with either a statewide, a regional or, in some cases, a national presence. Several of these financial institutions are significantly larger and have greater financial resources than either Compass or Nantucket.   The Banks’ competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies.  Its most direct competition for deposits has historically come from savings, cooperative and commercial banks and credit unions.  In addition, the Banks face competition for depositors’ funds from non-bank institutions, such as brokerage firms and insurance companies which offer financial alternatives such as short-term money-market funds, corporate and government securities funds, mutual funds and annuities.  Nantucket Bank is the only bank exclusively serving the island of Nantucket.  Nantucket Bank’s competitive advantage is derived from the fact that all of its products and services are designed to meet the needs and requirements of its local customers.

The Banks compete for deposits principally by offering depositors convenient branch hours and locations, personalized customer service, telephone and computer access to accounts, a wide variety of deposit programs, automated teller machines and competitive interest rates.  The competition for loans varies depending on factors which include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable.

Lending Activities

General.  The loan portfolio, excluding loans held-for-sale, totaled $3.0 billion as of December 31, 2002, representing 81% of total assets on that date.  The Banks primarily make residential real estate loans secured by one- to four-family residences, indirect auto loans (Compass only) and commercial real estate loans.  The Banks also make home equity line of credit loans, residential and commercial construction loans, commercial loans, fixed rate home equity loans, personal installment loans and passbook loans.  The majority of loans, including some loans classified as commercial loans, are collateralized by real estate.

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

The following table summarizes the composition of the loan portfolio as of the dates indicated:

(Dollars in thousands)

	At December 31,								At October 31,
	2002		2001		2000		1999		1998
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Real estate loans:
Residential	$1,513,388	50.6%	$1,311,606	50.9%	$1,212,595	51.3%	$896,479	51.3%	$629,779	47.7%
Commercial	356,610	11.9	337,277	13.1	322,724	13.7	223,500	12.8	209,366	15.8
Construction, net	110,166	3.7	108,556	4.2	109,360	4.6	71,735	4.1	63,189	4.8
Home equity	67,794	2.2	45,709	1.8	39,932	1.7	26,076	1.5	27,471	2.1
Total real estate loans	2,047,958	68.4	1,803,148	70.0	1,684,611	71.3	1,217,790	69.7	929,805	70.4

Commercial loans	127,822	4.3	115,562	4.5	100,789	4.3	66,360	3.8	50,344	3.8

Consumer loans:
Indirect auto loans	770,574	601,236	528,653	439,753	343,910
Less: unearned discount(1)	210	1,651	6,781	17,370	37,201
Indirect auto loans, net	770,364	25.8	599,585	23.3	521,872	22.1	422,383	24.2	306,709	23.2
Other	45,027	1.5	56,039	2.2	56,060	2.3	40,673	2.3	33,822	2.6
Total consumer loans, net	815,391	27.3	655,624	25.5	577,932	24.4	463,056	26.5	340,531	25.8
Total loans	$2,991,171	100.0%	$2,574,334	100.0%	$2,363,332	100.0%	$1,747,206	100.0%	$1,320,680	100.0%

(1)          Since January 1999, all indirect auto loans have been originated on a simple interest basis.  Accordingly, the balance of unearned discount will continue to decline as pre-1999 indirect auto loans are repaid.

Loan Origination and Underwriting – Compass.  Loan officers based in each of Compass’s five regions – Plymouth, Fall River, New Bedford, Cape Cod and Martha’s Vineyard – originate and underwrite mortgage and commercial loans. Compass also employs external loan originators, based in each of the regions, who originate residential mortgage loans.  Compass underwrites consumer loans at its main office, although it originates such loans at its branches and the call center.  In originating indirect auto loans, the Company utilizes a network of automobile dealers located throughout its current market area, Eastern Massachusetts, Rhode Island and New Hampshire.

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

Four senior loan officers oversee the loan origination and underwriting functions for commercial and commercial real estate loans.  Individual loan officers may originate loans within certain approved lending limits.  A credit committee, consisting of senior loan and credit officers, and Compass’s Board of Directors, or the executive committee thereof, must approve all unsecured commercial loans over $1.25 million and all secured commercial loans, including commercial real estate loans, over $2.5 million.  Pursuant to its loan policy, Compass generally will not make loans aggregating more than $12.5 million to any one borrower.  Exceptions to this “house” lending limit must be pre-approved by the Board.  At December 31, 2002, no customers had aggregate borrowing capacity with Compass exceeding the $12.5 million house limit.  Compass’s legal lending limit, which is set at 20% of its capital, was approximately $53 million at December 31, 2002.

Loan Origination and Underwriting – Nantucket Bank.  Loan originations come from a number of sources.  Most real estate loan originations are attributable to referrals from existing customers, real estate brokers, attorneys and builders as well as walk-in customers and officer calls.  Officer calls and referrals are important sources of commercial and commercial mortgage loan originations.  Consumer loans generally are written with existing depositors.

Each loan originated by Nantucket Bank is underwritten by its personnel with individual lending officers having the authority to approve loans up to specified limits.  A credit committee, consisting of senior loan and other officers, must approve all loans that exceed $700,000 and Nantucket Bank’s Board of Directors, or the executive committee thereof, must approve all loans over $1.2 million.  Nantucket Bank will generally not make loans to any one borrower with an aggregate balance in excess of its house lending limit of $2.5 million.  At December 31, 2002, one customer had an aggregate loan balance in excess of such limit.  Nantucket Bank’s legal lending limit was approximately $8 million at December 31, 2002.

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

The following table sets forth activity within the loan portfolio for the periods indicated:

	Years ended December 31,
	2002	2001	2000(1)
	(In thousands)
Loans outstanding at beginning of year	$2,574,334	$2,363,332	$1,747,206
Loans originated:
Real estate loans:
Residential	653,518	479,061	219,868
Commercial	78,821	78,042	61,541
Construction	151,845	146,949	116,067
Home equity	61,870	31,905	20,973
Total real estate loans	946,054	735,957	418,449
Commercial loans	84,828	82,072	72,705
Indirect auto loans	513,620	364,684	307,645
Other consumer loans	25,832	36,604	34,460
Total loans originated	1,570,334	1,219,317	833,259
Purchases of real estate loans	29,351	—	19,501
Acquisition of Nantucket Bank	—	—	275,918
Less:
Principal repayments	1,151,609	936,748	509,048
Loans sold	28,197	68,472	1,505
Transfers to other real estate owned	82	832	366
Principal charged-off	2,960	2,263	1,633
Loans outstanding at end of year	$2,991,171	$2,574,334	$2,363,332

(1)          Loan activity for this year does not include Nantucket Bank which was acquired on December 31, 2000.

The Banks charge origination fees, or points, and collect fees to cover the costs of appraisals and credit reports on most new residential mortgage loans and on many commercial real estate loans.  The Banks also collect late charges on real estate and consumer loans.  For information regarding the recognition of loan fees and costs, see Note 1 to the Consolidated Financial Statements.

Loan Maturity and Repricing.  The following table presents the contractual maturity and repricing dates of the Banks’ loan portfolio at December 31, 2002.

	Real estate loans				Other
	Residential	Commercial	Construction	Home Equity	Commercial	Indirect	Consumer Loans	Total loans
	(In thousands)
Within one year	$138,114	$104,569	$41,381	$66,720	$97,378	$202,612	$7,003	$657,777
After one year:
More than one year to three years	235,718	174,846	23,443	557	17,043	362,965	13,191	827,763
More than three years to five years	185,158	53,647	14,130	163	8,339	193,462	12,675	467,574
More than five years to fifteen years	440,691	18,999	10,890	294	5,062	11,325	12,056	499,317
More than fifteen years	513,707	4,549	20,322	60	—	—	102	538,740
Total due after December 31, 2003	1,375,274	252,041	68,785	1,074	30,444	567,752	38,024	2,333,394
Total amount due	$1,513,388	$356,610	$110,166	$67,794	$127,822	$770,364	$45,027	2,991,171
Less: allowance for loan losses								34,354
Net loans								$2,956,817

The following table sets forth the balances of loans at December 31, 2002, which are contractually due or scheduled to reprice after December 31, 2003, segregated between fixed and adjustable interest rates:

	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential	$1,075,739	$299,535	$1,375,274
Commercial	36,902	215,139	252,041
Construction	40,455	28,330	68,785
Home equity	—	1,074	1,074
Total real estate loans	1,153,096	544,078	1,697,174
Commercial loans	19,478	10,966	30,444
Indirect auto loans	567,752	—	567,752
Other consumer loans	37,854	170	38,024
Total loans	$1,778,180	$555,214	$2,333,394

Residential Real Estate Loans.  As of  December 31, 2002, adjustable rate loans represented approximately 22% and fixed rate loans represented approximately 78% of the Banks’ portfolio of residential real estate loans secured by one-to four-family residences. Residential loans totaled $1.5 billion as of December 31, 2002, for an increase of $201.8 million, or 15.4%, over the balance at December 31, 2001.   Over 90% of this portfolio is secured by single-family, owner-occupied homes.  An additional $6.2 million in residential mortgage loans held for sale were outstanding at December 31, 2002.  During 2002, the Banks purchased $29.4 million in residential real estate loans.

The Banks regularly assess the desirability of holding long-term, fixed-rate residential loans in its portfolio.  A number of factors are evaluated to determine whether or not to hold newly originated fixed-rate loans in the portfolio.  Some of these factors are: current and projected liquidity, current and projected interest rate risk profile, projected growth in other loans and investments, and projected interest rates.  Generally, the Banks retain the right and obligation to service all loans that they sell.  The Banks receive a fee for servicing loans equal to approximately .25% per annum on the outstanding balance.  Loans serviced for others on a non-recourse basis amounted to $249.0 million and $363.1 million, respectively, at December 31, 2002 and 2001.  Servicing fee income, net of amortization and impairment, amounted to $409,000 and $959,000 for the years ended December 31, 2002 and 2001, respectively.

Adjustable rate mortgage loans generally reprice either annually, or are fixed for an initial three, five, or seven years and adjust annually thereafter.  The interest rate adjustments on these loans are indexed to the applicable one-year or three-year U.S. Treasury CMT Index with corresponding add-on margins of varying amounts generally ranging from 2.75% to 3.25%.  Rates adjust by no more than one or two percentage points in each adjustment period and by no more than five or six percentage points over the life of a loan.

Compass’s owner-occupied residential mortgage loans are generally written in amounts up to 95% of the appraised value or selling price, whichever is lower, of the property securing the loan, although the majority of such loans are written with ratios of 80% or less.  Compass generally requires borrowers to obtain private mortgage insurance with respect to loans with a greater than 80% loan-to-value ratio.  Nantucket Bank’s residential mortgage loans are generally written with an original loan-to-value ratio of up to 80% of appraised value.

The Banks each maintain programs to originate residential mortgage loans to low-to-moderate income borrowers.  At Compass, the loans have fixed or adjustable interest rates that are typically lower than prevailing market rates, are closed without points, have substantially lower closing costs than other residential loans and have terms of up to 35 years.  The loans may have up to a 97% loan-to-value ratio, although borrowers must obtain private mortgage insurance if the loan-to-value ratio exceeds 80%.  At Nantucket Bank, such loans are closed with no points and may have loan-to-value ratios up to 90% without private mortgage insurance.  The Banks partially fund the loans with borrowings under either the Community Investment Program (“CIP”) or the New England Fund (“NEF”) housing programs of the FHLB.  These programs permit borrowings from the FHLB at below market rates to finance the loans.  The Banks had $11.8 million of CIP-funded loans and $16.1 million of NEF-funded loans in their residential loan portfolios as of December 31, 2002.

Commercial Real Estate Loans. The Banks make commercial real estate loans throughout their market areas and at December 31, 2002, had $356.6 million in commercial real estate loans in their loan portfolios, representing 11.9% of total loans.

Properties that are used for borrowers’ businesses, such as small office buildings, golf courses, restaurants, inns, retail facilities or multi-family income properties, generally collateralize commercial real estate loans.  The loans typically have maturities of 10 years, with amortization periods of up to 20 years, and interest rates that adjust over periods of one to five years based on one of various rate indices.  Commercial real estate loans with fixed interest rates are written with maturities not to exceed five years.  The Banks consider the experience of management, cash flows and collateral values when underwriting commercial real estate loans.  The Banks generally make commercial real estate loans in an amount equal to no more than 80% of the appraised value of the property securing the loan and generally require the owners of businesses seeking commercial real estate loans to personally guarantee those loans.

Commercial real estate lending entails greater credit risk than residential mortgage lending to owner-occupants.  The repayment of commercial real estate loans depends on the business and financial condition of the borrower.  Changes in economic conditions or government regulations, which neither the Banks nor their borrowers control, could have an adverse impact on the cash flows generated by properties securing commercial real estate loans and on the value of such properties.

Construction Loans  The Banks make both residential and commercial construction loans throughout their market area.  Compass typically makes the loans to either owner-borrowers who will occupy the properties (residential construction) or licensed and experienced developers for the construction of single-family home developments that generally have no more than 30 housing lots and, to a lesser extent, end users of commercial properties (commercial construction). Commercial construction loans to end users are generally originated with permanent financing already committed.

The Banks generally increase the loan-to-value ratios on such loans as construction progresses.  Before any work has commenced, and while a construction loan’s only collateral is a plot of land, Compass will typically finance only up to 70% of the value of that land.  Once construction has begun, Compass will generally make residential construction loans in amounts up to 90% (for primary homes) and 80% (for secondary homes) of the lesser of the appraised value of the property, as completed, or the property’s cost of construction.  Nantucket Bank generally makes construction loans on owner-occupied primary or secondary residences up to 80% of appraised value (up to 70% of land value).  The Banks generally make commercial construction loans in amounts up to 80% of the lesser of the property’s appraised value, as completed, or construction costs and generally require developers seeking commercial construction loans to personally guarantee them.  The proceeds of construction loans are disbursed in stages and require either loan officers or appointed professionals to inspect each project’s progress before the Banks disburse additional funds and to verify that borrowers have completed project phases.

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction.  Commercial construction loans generally have terms of six months to a maximum of two years.  The Banks had $110.2 million in construction loans in their loan portfolios, representing 3.7% of total loans, as of December 31, 2002. Another $56.2 million in funds were available but remain unadvanced as of December 31, 2002.

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

Home Equity Loans. The Banks originate fixed-rate loans and revolving lines of credit which are typically secured by second mortgages on one- to four-family owner-occupied properties.  Interest rates on home equity lines of credit normally adjust based on the prime rate of interest.  The lines of credit are available for up to ten years at the end of which they become term loans which are amortized for periods up to 10 years.  The Banks generally do not originate home equity line of credit loans with loan-to-value ratios in excess of 80% inclusive of the first mortgage.  The Banks had $67.8 million in home equity loans outstanding, representing 2.2% of the loan portfolio, as of December 31, 2002.  The undrawn portion of home equity lines of credit totaled $70.6 million as of December 31, 2002.

Commercial Loans. The Banks primarily make commercial loans to businesses that operate in and around their primary market area of Southeastern Massachusetts including Nantucket, Martha’s Vineyard and Cape Cod.

The Banks review the financial resources, debt-to-equity ratios, cash flows and their own experience with businesses when underwriting commercial loans and generally require business owners to personally guarantee commercial loans.  Commercial loans are generally collateralized by equipment, leases, inventory and/or accounts receivable.  Many commercial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, refinancing or constructing the real estate partially securing the loan.  Commercial loans provide, among other things, working capital, equipment financing, financing for leasehold improvements and financing for acquisitions.  The Banks offer both term and revolving commercial loans.  The former have either fixed or adjustable rates of interest and terms of up to ten years.  Term loans generally amortize during their life, although some loans require a lump sum payment at maturity.  Revolving commercial lines of credit typically have one-year terms, renewable annually, and rates of interest which are normally indexed to the prime rate of interest.

Commercial borrowers are not concentrated in any one particular industry.  As of December 31, 2002, the commercial loan portfolio included, among others, floor plan loans to auto dealerships, loans to hotels, inns and other tourism-related businesses, loans to golf courses, loans to building trade companies and loans to retailers.  As of December 31, 2002, the Banks had $127.8 million in commercial loans, representing 4.3% of the loan portfolio.

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

Indirect Auto and Other Consumer Loans.  Compass emphasizes indirect auto lending through a network of over 200 automobile dealers.  Compass has been in the indirect auto lending business since 1985 and has increased its portfolio of indirect auto loans to $770.4 million at December 31, 2002, or 25.8% (net of unearned discount) of the loan portfolio.  In developing its network, Compass has historically focused on dealers in its primary market areas and in Rhode Island.  Because of increasing competition for these loans in its market area and management’s intent to continue to increase this portion of the loan portfolio, Compass has expanded its network of car dealers to communities throughout Eastern Massachusetts, Rhode Island and New Hampshire.  Although employees of the dealer take applications for such loans, the indirect auto loans are made pursuant to Compass’ underwriting standards using Compass’ documentation and a Compass loan officer must approve all indirect auto loans.

Compass makes indirect auto loans collateralized by both new and used cars.  The loans have terms of up to six years for those secured by new vehicles and five and a half years for those secured by used vehicles.  As of December 31, 2002, approximately half of Compass’s indirect auto loans were secured by new car loans.  Compass does not engage in auto lease financing.

In connection with the origination of indirect auto loans, the interest rate charged to the borrower by the dealer cannot exceed three percentage points over the “buy rate” or the rate earned by Compass.  The difference between the two rates is referred to as the “spread”.  At loan inception, the computed dollar value of the spread is prepaid by Compass to the car dealer.  Such prepaid amounts are generally subject to rebate in the event the underlying loan is prepaid or defaults. In recent years, more dealers have opted to receive either a reduced spread or a flat fee in exchange for elimination of their rebate obligation.  The dealer’s ability to refund any portion of the unearned prepaid interest, which amounted to $19.7 million at December 31, 2002, is subject to economic conditions generally, and the financial condition of the dealer.  To mitigate this risk, Compass withholds a portion of the spread at loan origination as a dealer reserve.  The amount withheld, in the aggregate, generally approximates 1% of the outstanding balance of loans originated by each dealer.  At December 31, 2002, the balance of the dealer reserve was $4.8 million, or 0.6% of the balance of indirect auto loans.

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

The Banks make a variety of other consumer loans, including personal installment loans, education loans, and passbook loans.  The Banks do not offer credit card loans.  Other consumer loans totaled $45.0 million, or 1.5% of the loan portfolio, as of December 31, 2002.

Risk Elements

General.  For further information concerning the composition of the loan portfolio, nonaccrual loans, impaired loans and the allowance for loan losses, see Notes 4 and 5 to the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis - Results of Operations – Financial Condition – Risk Elements”.

Non-performing Assets.  Non-performing assets consist of nonaccruing loans, other real estate owned and repossessed automobiles.  During 2002, non-performing assets increased 6.5% or $940,000 from 2001 levels, to $15.4 million and amounted to 0.4% of total assets at year-end.   The Company places all loans, regardless of collateral values, on nonaccrual status when principal or interest is past due 90 days or more.  Loans for which payments are less than 90 days past due are placed on non-accrual status where there exists serious doubt as to collectibility.  At December 31, 2002, the Company had $14.1 million in nonaccruing loans and $1.35 million in other real estate owned and repossessed automobiles.

Provision for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to the statement of operations.  The allowance is reduced by loan charge-offs and increased by loan recoveries.  The Company recorded provision for loan losses of $7.2 million in 2002 as compared to $6.2 million in 2001.  Among the factors used to determine that the provision for loan losses was appropriate were the increase in total loan balances and the increase in non-performing assets and net charge-offs.

Investment Activities

The investment portfolio, an important component of Seacoast’s asset structure, is a source of earnings in the form of interest and dividends, provides for asset diversification and is a source of liquidity.  Overall, the portfolio, comprised of mortgage-backed securities, corporate bonds, U.S. Treasury and federal agency securities, short-term investments and equity securities, represented 13.2% of total assets, or $489.8 million as of December 31, 2002.

In 2002, the total investment portfolio produced interest and dividend income of $24.4 million, or 11.0% of the total interest and dividend income earned by the Company.  The investment portfolio generated net losses of $277,000 in 2002, as compared to net gains of $99,000 in 2001 on sales, redemptions and the marking of certain securities to market.  For additional information on investments, see Notes 1 and 3 to the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis – Results of Operations – Financial Condition – Investments”.

Deposits and Borrowed Funds

The Banks’ major sources of funds are deposits, borrowings, principal payments or payoffs on loans and mortgage-backed securities, and maturities of investments.  Borrowings are generally used to fund long-term assets and short-term liquidity requirements or to manage interest rate risk.  Total deposits amounted to $2,403.9 million at December 31, 2002.  The Banks do not engage in gathering brokered deposits.

The Banks are members of the Federal Home Loan Bank of Boston (“FHLB”) and are authorized to borrow funds to meet withdrawals of savings deposits or to expand the loan or investment portfolios.  These borrowings are subject to collateral requirements and borrowing limitations.  The Banks also have available various other sources of funds, including secured borrowings, federal funds purchased and repurchase agreements with various corporate customers.  The Banks may also obtain funds at the discount window of the Federal Reserve Bank of Boston.  At December 31, 2002, total borrowings outstanding from all of the Company’s various sources amounted to $896.7 million.

For additional information concerning the composition and maturity of deposits and borrowings, see Notes 7, 8 and 9 to the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis – Results of Operations – Financial Condition – Sources of Funds – Liquidity and Capital Resources”.

Subsidiaries

In addition to its 100% ownership of the common stock of Compass and Nantucket Bank, Seacoast Financial directly owns 100% of Lighthouse Securities Corporation and Seacoast Capital Trust I and, through its bank subsidiaries, six other corporations. At December 31, 2002, a summary of the Company’s and the Banks’ subsidiaries, all of which are Massachusetts corporations, were as follows:

Seacoast Capital Trust I.  Seacoast Capital Trust I (“SCTI”) was established in 2002 as a business trust.  The trust has no independent assets or operations and exists solely for the purpose of issuing trust preferred securities.  As of December 31, 2002, SCTI had total assets of $59.3 million.  For further information on the trust preferred junior subordinated debentures, see Note 11 to the Consolidated Financial Statements.

Lighthouse Securities Corporation.  Lighthouse Securities Corporation (“Lighthouse”), a wholly-owned subsidiary of Seacoast was established in 1998 as a Massachusetts securities corporation and, as such, is authorized to engage in buying, selling and holding investment securities on its own behalf and not as a broker.  The income earned on Lighthouse’s investment securities is subject to a significantly lower rate of state tax than that assessed on pretax income earned by the Banks.  At December 31, 2002, Lighthouse had total assets of $26.1 million, consisting primarily of investment securities.

Sandwich Securities Corporation.  Sandwich Securities Corporation (“Sandwich Corporation”) is a wholly-owned subsidiary of Compass established in 1993 as a Massachusetts securities corporation.  Sandwich Corporation engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker.  The income earned on Sandwich Corporation’s investment securities is subject to a significantly lower rate of state tax than that assessed on pretax income earned by the Banks.  At December 31, 2002, Sandwich Corporation had total assets of $133.9 million, consisting primarily of investment securities.

Sextant Securities Corporation.  Sextant Securities Corporation (“SSC”) is a wholly-owned subsidiary of Compass established in 1995 as a Massachusetts securities corporation.  SSC engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker.  The income earned on SSC’s investment securities is subject to a significantly lower rate of state tax than that assessed on pretax income earned by the Banks.  At December 31, 2002, SSC had total assets of $90.1 million, consisting primarily of investment securities.

Compass Preferred Capital Corporation.  Compass Preferred Capital Corporation (“Compass Preferred”) is a subsidiary of Compass.  It was established in 1998 to engage in real estate business activities (including the acquisition and holding of securities and real estate loans) that enable it to be taxed as a real estate investment trust under federal and Massachusetts tax laws.  Compass Preferred had total assets of $679.7 million at December 31, 2002, of which $604.1 million were mortgage loans originated by Compass and $108.5 million was in cash maintained at Compass.  For further information on the assessment by the Massachusetts Department of Revenue of additional state taxes due to the disallowance of the deduction of dividend income paid by Compass Preferred to Compass, and the recent legislation disallowing this deduction on a retroactive basis, see Note 10 to the Consolidated Financial Statements.

The Sextant Corporation.  The Sextant Corporation (“Sextant”) is a wholly-owned subsidiary of Compass originally formed to purchase equipment on behalf of Compass for tax favored purposes.  Sextant has also engaged in limited real estate development activities.   At December 31, 2002, Sextant had total assets of $2.0 million, primarily in cash maintained at Compass.

The 1855 Corporation. The 1855 Corporation (“1855 Corporation”) is a wholly-owned subsidiary of Compass established in 1971 as a Massachusetts corporation.  1855 Corporation is principally engaged in the acquisition and holding of real estate used for banking purposes. At December 31, 2002, 1855 Corporation had total assets of $1.7   million, of which $1.4 million consisted of real estate used for banking purposes.

N. Realty Corp.  N. Realty Corp. (“NRC”) is a subsidiary of Nantucket Bank established in 1998 to engage in real estate business activities (including the acquisition and holding of securities and real estate loans) that enable it to be taxed as a real estate investment trust under federal and Massachusetts tax laws. NRC had total assets of $170.4 million at December 31, 2002, of which $155.2 million were mortgage loans originated by Nantucket Bank. For further information on the assessment by the Massachusetts Department of Revenue of additional state taxes due to the disallowance of the deduction of dividend income paid by NRC to Nantucket Bank, and the recent legislation disallowing this deduction on a retroactive basis, see Note 10 to the Consolidated Financial Statements.

Supervision and Regulation

As Massachusetts-chartered stock savings banks, Compass and Nantucket Bank are subject to regulation by the Massachusetts Division of Banks (the “Division” or the “Commissioner”) and the FDIC.  The Banks are required to file reports with, and are periodically examined by, the FDIC and the Division concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions.  The Banks are members of the FHLB and are subject to certain limited regulation by the FRB.  Seacoast Financial, as a bank holding company, is subject to regulation by the FRB and is required to file reports with the FRB.

Massachusetts Bank Regulation

General.  Compass and Nantucket Bank are subject to supervision, regulation and examination by the Division and are subject to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of capital and reserve accounts, distribution of earnings and payment of dividends.  In addition, the Banks are subject to Massachusetts consumer protection and civil rights laws and regulations.  The Commissioner’s approval is required for a Massachusetts bank to establish or close branches, merge with other banks, organize a holding company, issue stock, engage in insurance agency activities and undertake certain other activities.

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

In addition, the FDIC has established regulations prescribing a minimum Tier 1 “leverage ratio”  (Tier 1 capital to adjusted average total assets as specified in the regulations).  These regulations provide for a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.  The FDIC may, however, set higher leverage and risk-based capital requirements for individual institutions when particular circumstances warrant.

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

Patriot Act.  The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligent communities’ abilities to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

A “financial subsidiary” of a national or state bank may engage in the new financial activities authorized by Gramm-Leach except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development and merchant banking, which must be conducted by a financial holding company.  In order for a financial subsidiary of a national or state bank to engage in the new financial activities, Gramm-Leach requires that each of the parent bank (and its sister-bank affiliates) be well capitalized and well managed; that the aggregate consolidated assets of all of the bank’s financial subsidiaries not exceed the lesser of 45% of its consolidated total assets or $50 billion; that the bank must have at least a satisfactory CRA rating; and, if the bank is one of the 100 largest national banks, it meet certain financial rating or other comparable requirements.

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

To the extent that the Gramm-Leach permits banks, securities firms and insurance companies to affiliate the financial services industry may experience further consolidation.  The Gramm-Leach is intended to grant the community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess.  Nevertheless, the Gramm-Leach may have the result of increasing the amount of competition that the Company faces from large institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company has.

Although the Company meets the qualifications for electing to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach, or bank holding company status for the present time.

Sarbanes-Oxley Act of 2002.  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOA”).  The stated goals of the SOA are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in some time.  The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, or the Exchange Act.  Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General.  The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

•                       audit committees for all reporting companies;

•                       certification of financial statements by the chief executive officer and the chief financial officer;

•                       the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•                       a prohibition on insider trading during pension plan black out periods;

•                       disclosure of off-balance sheet transactions;

•                       a prohibition on personal loans to directors and officers;

•                       expedited filing requirements for Form 4;

•                       disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•                       accelerated filing of periodic reports;

•                       the formation of a public accounting oversight board;

•                       auditor independence; and

•                       various increased criminal penalties for violations of securities laws.

The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment.  The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

Personnel

As of December 31, 2002, the Banks had 749 full-time equivalent employees.  None of the Company’s employees are represented by a labor union and management considers relations with its employees to be good.

Item 2.  Properties

At December 31, 2002, the Company conducted business through 43 full-service branches, two seasonal and limited service high school offices, 8 remote ATMs and the corporate headquarters and main banking office in downtown New Bedford.

In the Greater New Bedford market, Compass operates ten full-service branches, including seven branches in the City of New Bedford (six of which are owned by Compass or a subsidiary while the other is leased), one owned branch in Fairhaven and one leased branch in each of Mattapoisett and Dartmouth.  Compass’s corporate headquarters is located in the City of New Bedford.  Two of Compass’s remote ATMs and one of its limited service high school branches are also located in the City of New Bedford.

In the Greater Fall River market, Compass operates seven full-service branches, including one owned and one leased branch in the City of Fall River, one leased branch in Assonet and owned branches in each of Seekonk (subject to a land lease), Somerset, Swansea and Westport.  One of Compass’s remote ATMs is also located in the City of Fall River, as is one of Compass’s limited service high school branches.  Another remote ATM is located in Westport.

In the Greater Plymouth market, Compass operates six full-service branches, including two owned and three leased branches in Plymouth and a leased branch in Carver.  Compass also leases a non-branch mortgage office in Lakeville, which is part of the Greater Plymouth market.

In the Martha’s Vineyard market, Compass operates five full-service branches, including one owned and one leased branch in Edgartown, and owned branches in each of Chilmark, Vineyard Haven and Oak Bluffs.  One of Compass’s remote ATMs is located on Martha’s Vineyard in West Tisbury.

In the Cape Cod market, Compass operates twelve full-service branches, including two leased offices in Sandwich, leased offices in Buzzards Bay, South Yarmouth and Wareham, and owned offices in Pocasset, Falmouth, Hyannis (two), Chatham, South Dennis and Orleans. Two of the Company’s remote ATM’s are located on Cape Cod, one in South Sandwich and one in Wareham.

In the Nantucket market, Nantucket Bank operates three full-service branches all of which are owned.  In addition, Nantucket Bank leases office space and has a remote ATM on the Island.  Nantucket also owns a duplex house that is used for employee housing.  As of December 31, 2002, Nantucket Bank anticipates signing a purchase and sales agreement for the leased office space mentioned above some time during the first quarter of 2003.

The Company believes that all of its properties are well maintained and are suitable for their respective present needs and operations.  For additional information, see Note 6 to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Management believes that those routine proceedings involve, in the aggregate, amounts which are immaterial to the consolidated financial condition and results of operations of the Company. As noted further in Item 7. which follows, the Company is intending to vigorously defend its position on the dividends received deductions from its REIT subsidiaries and challenge the state tax assessment issued by the Massachusetts Department of Revenue and legislation signed by Governor Romney.  For further information, see Note 10 to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Seacoast Financial’s common stock is traded on the Nasdaq National Market System under the symbol “SCFS”.  At March 17, 2003, there were 23,356,774 shares of common stock outstanding and 5,427 shareholders of record.  This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.  As of that date, the closing sales price, as reported by Nasdaq, was $19.22.

High and low sales prices and dividends declared, stated on a per share basis, are as follows:

	High	Low	Dividends Declared
2002
Fourth quarter	$22.70	$18.59	$0.11
Third quarter	25.30	16.88	0.11
Second quarter	25.76	18.80	0.10
First quarter	20.36	16.72	0.10

2001
Fourth quarter	17.83	14.13	0.09
Third quarter	17.90	13.25	0.09
Second quarter	16.33	12.88	0.08
First quarter	15.38	10.75	0.08

The Company’s Board of Directors reviews the payment of dividends on a quarterly basis.  The declaration of dividends is dependent upon a number of factors, including capital requirements, regulatory considerations, and the financial condition and operating results of bank subsidiaries and general economic conditions.  Based on its assessment of these factors, the Board of Directors may elect to either pay the same dividend as the previous quarter or to increase, decrease or omit the dividend.   The Company had approximately $9.7 million in cash on hand at the holding company level as of December 31, 2002.

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

	At December 31,				At October 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$3,701,045	$3,347,467	$2,890,765	$2,122,785	$1,806,523
Loans (2)	2,991,171	2,574,334	2,363,332	1,747,206	1,320,680
Allowance for loan losses	34,354	29,513	25,081	16,828	15,117
Debt securities:
Available for sale	414,426	388,552	236,469	235,620	282,732
Held to maturity	18,721	20,551	29,728	12,408	13,694
Marketable equity securities	12,365	17,236	12,386	9,963	8,200
Deposits	2,403,875	2,192,357	1,989,630	1,515,622	1,531,663
Borrowed funds	896,704	823,341	590,266	314,622	102,906
Trust preferred securities	55,041	—	—	—	—
Stockholders’ equity	319,488	305,724	288,188	274,021	153,570
Non-performing loans	14,073	13,408	6,107	5,734	6,514
Non-performing assets	15,423	14,483	6,193	6,286	7,813

	Years Ended
	December 31,				October 31,
	2002	2001	2000	1999(1)	1998
Selected Operating Data:
Interest income	$217,084	$216,389	$166,439	$137,952	$122,934
Interest expense	95,414	113,491	86,336	63,510	62,692
Net interest income	121,670	102,898	80,103	74,442	60,242
Provision for loan losses	7,247	6,175	4,775	2,000	1,736
Net interest income after provision for loan losses	114,423	96,723	75,328	72,442	58,506
Gains (losses) on sale of securities, net	(277)	99	4	164	67
Gains on sales of loans, net	263	1,352	30	56	1,755
Gains (losses) on pension plan curtailment/settlement	(446)	1,504	—	1,472	—
Other noninterest income	14,175	13,388	9,953	8,302	8,220
Noninterest expense	69,046	65,376	49,071	44,516	39,807
Minority interest expense	2,851	—	—	—	—
Income before income taxes	56,241	47,690	36,244	37,920	28,741
Provision for income taxes	19,633	16,723	12,315	13,394	10,651
Net income	$36,608	$30,967	$23,929	$24,526	$18,090

Earning per share - basic(8)	$1.60	$1.32	$1.01	$0.97	N/A
Earnings per share - diluted(8)	$1.57	$1.31	$1.01	$0.97	N/A
Cash dividends per share(8)	$0.42	$0.34	$0.26	$0.10	N/A

	December 31,				October 31,
	2002	2001	2000	1999	1998
Selected financial ratios and other data (3):
Performance ratios:
Return on average assets	1.02%	.98%	1.03%	1.23%	1.06%
Return on average stockholders’ equity	11.48	10.38	8.54	8.97	12.00
Average equity to average total assets	8.91	9.45	12.07	13.77	8.87
Net interest rate spread (4)	3.23	3.00	2.98	3.26	3.20
Net interest margin (5)	3.60	3.47	3.63	3.93	3.72
Average interest-earning assets to average interest-bearing liabilities	113.35	112.34	116.43	120.12	113.36
Total noninterest expense to average assets	1.93	2.07	2.11	2.24	2.34
Efficiency ratio (6)	50.24	53.01	53.81	52.85	55.53
Dividend payout ratio (8)	26.55	26.12	26.41	10.33	N/A
Regulatory capital ratios (3):
Tier 1 leverage capital	8.93	8.04	10.15	13.11	8.34
Tier 1 risk-based-capital	13.05	12.04	12.78	18.98	12.45
Total risk-based capital	14.33	13.34	14.04	20.17	13.70
Asset quality ratios (3):
Non-performing loans as a percent of loans (7)	0.47	0.52	0.26	0.33	0.49
Non-performing assets as a percent of total assets	0.42	0.43	0.21	0.30	0.43
Allowance for loan losses as a percent of loans (2)	1.15	1.15	1.06	0.96	1.14
Allowance for loan losses as a percent of total non-performing loans (7)	244.11	220.11	410.69	293.48	232.07
Number of full-service customer facilities	43	42	41	35	34

(1)                In January 1999, the Board of Directors voted to change the Company’s year-end to December 31.  Selected consolidated financial data for the two month transition period ended December 31, 1998 is not presented herein.

(2)                Loans are comprised of gross loan balances, less unearned discounts and net unadvanced funds on loans plus net deferred loan origination costs and fees.

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

(6)                The efficiency ratio represents the ratio of noninterest expenses (excluding amortization of intangible assets) to the sum of net interest income and noninterest income (excluding gains (losses) on plan curtailment and settlement).

(7)                Non-performing loans consist of all nonaccrual and restructured loans.

(8)                Diluted earnings and cash dividends per share and the dividend payout ratio are not applicable for periods prior to the Company’s mutual to stock conversion in November 1998.

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

General

The Company’s results of operations depend primarily on its net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by the provision for loan losses, as well as noninterest income and expenses, minority interest expense and income taxes.  Noninterest income consists principally of deposit and other banking fees.  Noninterest expenses consist principally of employee compensation and benefits, occupancy, data processing, marketing and professional services costs.  Results of operations are also significantly affected by general economic and competitive conditions and changes in interest rates as well as government policies and actions of regulatory authorities.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies.  Seacoast Financial considers the following to be its critical accounting policies: allowance for loan losses, accounting for acquisitions and the related review of goodwill and intangible assets for impairment and income taxes.  There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Allowance for Loan Losses.  Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loans trends, charge-off experience, portfolio migration data and other asset quality factors. The Company evaluates specific loan status reports on certain commercial and commercial real estate loans rated “substandard” or worse in excess of a specified dollar amount.  Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  Analysis of the allowance for loan losses on the remaining commercial, construction and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments.  For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying loss factors that represent management’s estimate of inherent losses in their respective categories to the current outstanding loan balances.  Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require Seacoast to recognized adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Accounting for Acquisitions and Review of Goodwill.  Seacoast Financials’ growth in business, profitability and market share over the past several years has been enhanced by mergers and acquisitions.  Seacoast Financials’ acquisition strategy has utilized both pooling and purchase business combination methods of accounting. However, current accounting methods currently only allow Seacoast Financial to use the purchase method of accounting.  For acquisitions under the purchase method, the Company is required to record assets acquired and liabilities assumed at their estimated fair value, which in many instances involves estimates based on third party, internal or other valuation techniques.  These estimates also include the establishment of various liabilities based on planned facilities dispositions and employee benefit-related considerations, among other acquisition-related items.  In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests.  Goodwill is evaluated for impairment using discounted future cash flows.  This valuation technique contains estimates such as discount rate, projected future cash flows and time period in its calculations.  Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.

Income Taxes.  Seacoast Financial uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.

FINANCIAL CONDITION

Total assets increased $353.6 million, or 10.6%, from $3,347.5 million at December 31, 2001 to $3,701.0 million at December 31, 2002.  The increase in total assets during 2002 was most pronounced in the loan portfolio as it experienced a 16.2% increase.

Total investment securities, consisting of securities available for sale, held to maturity and restricted equity securities increased $22.6 million, or 4.8%, to $489.8 million as of December 31, 2002.  The increase during 2002  occurred despite the high level of paydowns, sales and calls in the securities available for sale portfolio.  This compares to an increase of $159.6 million during 2001 to $467.2 million at December 31, 2001, in the total investment securities portfolio.   Offsetting the increases in the total investment portfolio was a decline of $91.8 million in federal funds and short-term investments during 2002 to $11.1 million.  Due to the extremely low interest rates earned on these types of investments, the Company has redeployed the cash flows into higher interest-earning loans while maintaining an overall investment and liquidity strategy.

Total loans, excluding loans held for sale, increased $416.8 million, or 16.2%, from $2,574.3 million at December 31, 2001 to $2,991.2 million at December 31, 2002.  The increases in 2002 were primarily due to increases in residential mortgage loans ($201.8 million), indirect auto loans ($170.8 million) and home equity loans ($22.1 million).  The increases in commercial and commercial real estate loans amounted to $12.3 million and $19.3 million, respectively, during 2002. Net construction loans increased modestly ($1.6 million) and other consumer loans declined ($11.0 million) during 2002.  The growth in residential mortgage loans reflects the lower interest rate environment experienced throughout the year as well as the purchase of residential whole loans. The overall balances in the residential loan category for both 2002 and 2001 would have been significantly higher, based on the high level of originations experienced in each year, however, it should be noted that the record level of refinancing activities caused the loan balances to prepay at a much higher rate than anticipated.  Compass continues to expand its existing network of automobile dealers throughout the region and New Hampshire in order to grow its portfolio of indirect auto loans. The low interest rate environment, combined with high levels of consumer confidence, allowed the Company to experience 28.5% growth in its indirect auto portfolio.  With growth of 48.3%, home equity loans experienced the highest growth rate in 2002, although the home equity portfolio only represents 2.2% of the total loan portfolio.  The Company initiated several marketing campaigns to achieve this growth in light of its preference for adjustable rate loans.  The Company’s commercial real estate and commercial loan portfolios both experienced flat origination levels for 2002 as compared to 2001. In spite of this moderation, the balances in the respective portfolios increased by 5.7% and 10.6% during 2002.  The moderate growth in these types of lending in 2002 reflects the impact of the continued economic slowdown and strong competition for creditworthy customers.  The growth in commercial real estate loans was primarily with existing customers.

Total deposits at December 31, 2002 were $2,403.9 million, an increase of $211.5 million, or 9.6%, compared to $2,192.4 million at December 31, 2001, due to an increase in core deposits (or noncertificate accounts).  Core deposit account balances increased by $190.2 million, or 15.8%, during 2002 due to the continued migration into insured deposit accounts and away from the volatile stock market.  The increase during 2002 was notable considering that it was on top of a $227.2 million, and 23.4%, increase in core accounts during 2001.  The Company has had extensive marketing promotions to continue to grow this low cost funding source.  The increase in both 2002 and 2001 was also reflective of the additional branches opened in each year as the Company expanded its physical presence throughout the region.

Total borrowed funds were $896.7 million at December 31, 2002, as compared to $823.3 million at December 31, 2001, for an increase of $73.4 million, or 8.9%.  During the year ended December 31, 2002, the Company continued its reliance on borrowings from the Federal Home Loan Bank in order to fund the strong loan growth.  Management believes that it will continue to rely on Federal Home Loan Bank borrowings in 2003 to augment its funding sources for anticipated loan growth, subject to available collateral and regulatory limitations.

As of December 31, 2002, trust preferred securities totaled $55.0 million as a result of the issuance of junior subordinated debentures in June, 2002. These are callable in June 2007 but have a maturity date of June 2032.

Total stockholders’ equity was $319.5 million at December 31, 2002, as compared to $305.7 million at December 31, 2001, for an increase of $13.8 million.  This increase during 2002 resulted from net income of $36.6 million for the year then ended which was partially offset by cash dividends of $9.7 million and stock repurchases of $21.2 million.

RESULTS OF OPERATIONS

Summary.  For the year ended December 31, 2002, net income was $36.6 million, or $1.57 per diluted share, compared to net income of $31.0 million, or $1.31 per diluted share, for the year ended December 31, 2001, and $23.9 million, or $1.01 per diluted share, for the year ended December 31, 2000.  This represents an increase of $5.6 million, or 18.2%, in net income and a $0.26 increase in fully diluted earnings per share during 2002.  Seacoast Financial’s return on average assets increased in 2002 to 1.02%, as compared to 0.98% in 2001 and 1.03% in 2000.  The return on average stockholders’ equity increased in 2002 to 11.48%, as compared to 10.38% in 2001 and 8.54% in 2000.  Included in the Company’s performance for 2002 was a curtailment loss recorded in relation to Nantucket Bank’s pension plan of $446,000 as compared to a gain on the settlement of Compass Bank’s pension plan in 2001 of $1.5 million.  In addition, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.  As a result, intangible asset amortization declined $2.4 million for the year ended December 31, 2002.

Net Interest Income.  The Company’s operating performance is highly dependent upon the level of net interest income.  General economic conditions, corporate strategies, asset/liability management, interest rates and the policies of regulatory authorities all have a significant impact on the level of net interest income achieved.  During the period 2000 to 2002, the Company’s net interest income increased from $80.1 to $121.7 million, an increase of $41.6 million, or 51.9%.  This achievement has been primarily attributable to the growth in the loan portfolio and the continued reduction in the rates paid on interest-bearing liabilities and the addition of Nantucket Bank’s results as of December 31, 2000.

The following table presents average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the years indicated.

	Years ended December 31,
	2002			2001			2000
	Average balance	Interest	Average yield/ cost	Average balance	Interest	Average yield/ cost	Average balance	Interest	Average yield/ cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Federal funds sold and other short-term investments	$105,622	$1,660	1.57%	$95,308	$3,250	3.41%	$11,307	$832	7.36%
Debt securities (1)	443,450	22,341	5.04	284,064	17,278	6.08	233,901	15,265	6.53
Equity securities (1)	57,823	2,144	3.71	51,567	2,829	5.49	30,332	1,993	6.57
Mortgage loans (2)	1,913,127	133,376	6.97	1,794,617	136,270	7.59	1,327,017	101,513	7.65
Commercial loans (2)	123,338	7,738	6.27	120,253	9,467	7.87	77,887	7,514	9.65
Indirect auto loans (2)	690,288	45,912	6.65	571,295	42,752	7.48	479,084	35,442	7.40
Other consumer loans (2)	51,680	4,255	8.23	57,042	4,823	8.46	47,093	3,880	8.24
Total interest-earning assets	3,385,328	217,426	6.42	2,974,146	216,669	7.29	2,206,621	166,439	7.54
Allowance for loan losses	(31,666)			(27,663)			(18,428)
Non-interest earning assets	224,440			209,191			134,973
Total assets	$3,578,102			$3,155,674			$2,323,166
Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$278,536	$1,010	0.36%	$246,034	$1,378	0.56%	$166,776	$1,210	0.73%
Savings accounts	302,946	4,175	1.38	254,134	4,181	1.65	217,433	4,370	2.01
Money market savings accounts	533,350	10,705	2.01	389,511	10,566	2.71	292,037	8,499	2.91
Certificates of deposit	1,005,545	36,624	3.64	1,009,557	55,892	5.54	846,746	49,482	5.84
Total interest-bearing deposits	2,120,377	52,514	2.48	1,899,236	72,017	3.79	1,522,992	63,561	4.17
Borrowed funds:
Short-term borrowings (3)	40,157	919	2.29	33,979	1,359	4.00	34,471	1,645	4.77
FHLB advances	826,081	41,981	5.08	714,248	40,115	5.62	337,733	21,130	6.26
Total borrowings	866,238	42,900	4.95	748,227	41,474	5.54	372,204	22,775	6.12
Total interest-bearing liabilities	2,986,615	95,414	3.19	2,647,463	113,491	4.29	1,895,196	86,336	4.56
Non-interest bearing demand deposit accounts	220,264			184,979			131,108
Other liabilities	20,122			25,027			16,527
Trust preferred securities	32,183			—			—
Total liabilities	3,259,184			2,857,469			2,042,831
Stockholders’ equity	318,918			298,205			280,335
Total liabilities and stockholders’ equity	$3,578,102			$3,155,674			$2,323,166
Net interest-earning assets	$398,713			$326,683			$311,425
Net interest income (fully-taxable equivalent)		122,012			103,178			80,103
Less: fully-taxable equivalent adjustments		(342)			(280)			—
Net interest income		$121,670			$102,898			$80,103
Net interest rate spread (4)			3.23%			3.00%			2.98%
Net interest margin (5)			3.60%			3.47%			3.63%

(1)          Average balances include unrealized gains on securities available for sale.  Equity securities include marketable equity securities and restricted equity securities.

(2)          Loans on non-accrual status are included in the average balances.

(3)          Short-term borrowings include immaterial balances of other borrowings.

(4)          Net interest rate spread represents the difference between the fully-taxable yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)          Net interest margin represents net interest income divided by average interest-earning assets (fully-taxable equivalent) and basis.

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

	Years ended December 31,
	2002 vs. 2001 Increase (decrease) due to			2001 vs. 2000 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$320	$(1,910)	$(1,590)	$3,088	$(670)	$2,418
Debt securities	8,420	(3,357)	5,063	3,105	(1,092)	2,013
Equity securities	313	(998)	(685)	1,209	(373)	836
Mortgage loans	8,670	(11,564)	(2,894)	35,512	(755)	34,757
Commercial loans	237	(1,966)	(1,729)	3,525	(1,572)	1,953
Indirect auto loans	8,259	(5,099)	3,160	6,896	414	7,310
Other consumer loans	(444)	(124)	(568)	839	104	943
Total interest-earning assets	$25,775	$(25,018)	$757	$54,174	$(3,944)	$50,230

Interest-bearing liabilities:
Deposits:
NOW accounts	$165	$(533)	$(368)	$486	$(318)	$168
Savings accounts	732	(738)	(6)	673	(862)	(189)
Money market savings accounts	3,306	(3,167)	139	2,677	(610)	2,067
Certificates of deposit	(221)	(19,047)	(19,268)	9,121	(2,711)	6,410
Total deposits	3,982	(23,485)	(19,503)	12,957	(4,501)	8,456
Borrowed funds:
Short-term borrowings	193	(633)	(440)	(23)	(263)	(286)
FHLB advances	5,909	(4,043)	1,866	21,349	(2,364)	18,985
Total borrowings	6,102	(4,676)	1,426	21,326	(2,627)	18,699
Total interest-bearing liabilities	10,084	(28,161)	(18,077)	34,283	(7,128)	27,155
Net interest income (fully-taxable equivalent)	$15,691	$3,143	$18,834	$19,891	$3,184	$23,075

Interest Income.  Total interest and dividend income amounted to $217.1 million, $216.4 million and $166.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.   The increase in total interest income for 2002 was $757,000 while the increase during 2001 was $50.2 million.  During 2002, interest-earning assets increased $411.2 million while the yield earned on those assets declined 87 basis points.  During 2001, interest-earning assets increased $767.5 million and the yield earned on those assets declined 25 basis points.  The principal areas of growth in 2002 in average balances were from debt securities ($159.4 million, or 56.1%), mortgage loans ($118.5 million, or 6.6%) and indirect auto loans ($119.0 million, or 20.8%).  During 2001, the principal areas of growth in average balances were related to real estate loans (up $467.6 million, or 35.2%) and indirect auto loans (up $92.2 million, or 19.2%).  A significant portion of the increase in 2001 was due to the addition of Nantucket Bank’s results.   Most of the real estate loan growth in 2001 resulted from increased originations of residential mortgage loans while the increase in indirect auto loans resulted from the continued geographic expansion of the network of participating dealers.

Interest Expense.  Total interest expense amounted to $95.4 million, $113.5 million and $86.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Total interest expense for 2002 decreased by $18.1 million as the rates paid on interest-bearing deposits continued to decline as overall market interest rates continued to fall. Total interest expense for 2001 increased by $27.2 million over 2001 due to the addition of Nantucket Bank’s results.  The rates paid on all interest-bearing liabilities totaled 3.19%, 4.29% and 4.56% for the years ended December 31, 2002, 2001 and 2000, respectively.

Average interest-bearing deposits increased $221.1 million, or 11.6%, during 2002 compared to 2001.  The rates paid on those interest-bearing deposits totaled 2.48% in 2002 compared to 3.79% in 2001 and 4.17% in 2000.  Average interest-bearing deposit balances increased $376.2 million, or 24.7%, during 2001 compared to 2000.  The increase in 2002 reflects the continued increases in core deposit accounts while the increase in 2001 reflects the results of Nantucket Bank.

Interest expense on borrowed funds increased $1.4 million during 2002 and $18.7 million during 2001 due to the increase in the average balances of such funds in each year, partially offset by  59 basis points and 58 basis points, respectively, decreases in the average rate paid on borrowed funds for the years ended December 31, 2002 and 2001.

The net impact of the changes in the average interest-earning assets and liabilities resulted in a net interest margin of 3.60%, 3.47% and 3.63% recognized for the years ended December 31, 2002, 2001 and 2000, respectively.

Provision for Loan Losses.  The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management believes is adequate to absorb future charge-offs of loans deemed uncollectible.  Assessing the adequacy of the allowance for loan losses involves substantial uncertainties after weighing various factors.  In determining the appropriate level of the allowance for loan losses, management considers many factors, including past and anticipated charge-off experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of nonperforming, delinquent and other classified loans.  Ultimate loan losses may vary significantly from current estimates and future additions may be necessary.  Management assesses the allowance for loan losses on a quarterly basis and believes that it has been reasonable in its analysis of the allowance for loan losses.

The provision for loan losses in 2002, 2001 and 2000 totaled $7.2 million, $6.2 million and $4.8 million, respectively.  The increase of $1.0 million in 2002 and $1.4 million in 2001 was attributable to both growth in the loan portfolio and an increase in non-performing loans.  The allowance for loan losses totaled $34.4 million at December 31, 2002 and represented 1.15% of total loans.  This compared to $29.5 million and 1.15%, respectively, at December 31, 2001, and $25.1 million and 1.06%, respectively, at December 31, 2000.  At December 31, 2002, the allowance for loan losses as a percentage of non-performing loans was 244.1% compared to 220.1% at December 31, 2001 and 410.7% at December 31, 2000.  The Company experienced a modest increase in non-performing loans during 2002 from $13.4 million at December 31, 2001 to $14.1 million at December 31, 2002, or .47% of total loans.  The increase in non-performing loans was experienced in most of the loan categories and reflects the economic slowdown.  The increase in non-performing loans during 2001 was primarily attributable to several commercial credits negatively impacted by the economy.  Management has committed additional personnel resources to the credit administration and collection functions in the past several years to monitor its growing loan portfolio.  With the continuing uncertainty in the economy in 2003, the Company may experience an increase in its non-performing loans but believes that the resources are in place to appropriately address potential problem loans as they arise.

Noninterest Income.  Total noninterest income was $13.7 million, $16.3 million and $10.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Included in noninterest income in 2002 was a loss of $446,000 on the curtailment of the pension plan at Nantucket Bank as compared to a $1.5 million gain on the settlement of Compass’s pension plan in 2001.  Also included in 2001 results were gains of $1.4 million on sales of loans as compared to $263,000 in 2002.

Total deposit and other banking fees increased $1.4 million, or 15.4%, during the year ended December 31, 2002 to $10.3 million and increased $2.5 million, or 39.5%, during 2001 to $8.9 million.  The increase during 2002 was consistent with the increase in total average deposit balances.  The increase experience in 2001 was due to the addition of Nantucket Bank’s results for the entire year and the significant deposit growth experienced during the year.

Total loan servicing fees amounted to $409,000, $959,000 and $689,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  The decrease in income during 2002 was the result of increased amortization on the mortgage servicing rights as well as an impairment charge of $306,000 taken during the year.  Amortization expense was $595,000, $366,000 and $180,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in mortgage servicing income during 2001 was due to the higher level of loans serviced for investors.

Other loan fees totaled $1.5 million for the years ended December 31, 2002 and 2001, as compared to $849,000 for the year ended December 31, 2000.   The increase in 2001 reflected the increase of Nantucket Bank’s results as well as increased late fee income.

The Company recognized net losses of $277,000 on the sale of investment securities during the year ended December 31, 2002, as compared to net gains of $99,000 and $4,000 for the years ended December 31, 2001 and 2000.  The largest component of the loss recognized in 2002 was due to the recognition of various impairment adjustments within the investment portfolio that were deemed to be other than temporary and totaled $894,000.

Other noninterest income totaled $1.3 million for the year ended December 31, 2002 as compared to $1.5 million in each of the prior years.  While the Company has increased fee income on its private banking and investment administration business in each of the past two years, other miscellaneous income has declined.

Noninterest Expense. Noninterest expenses totaled $69.0 million, $65.4 million and $49.1 million for the years ended December 31, 2002, 2001 and 2000.  Total noninterest expenses increased by $3.7 million, or 5.6%, during 2002 and $16.3 million, or 33.2%, in 2001.  The majority of the increase in noninterest expenses in 2002 was due to increased salary and benefit expense and data processing expenses, offset by a decline in amortization of goodwill and other intangibles and professional services expense. During the year ended December 31, 2001, increases over the results for 2000 were experienced in each noninterest expense category and reflect the addition of Nantucket Bank’s results as well as the costs of managing a larger and more geographically diverse financial institution.

Salaries and employee benefit expense totaled $36.9 million, $33.1 million and $26.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The increase of $3.8 million, or 11.6%, during 2002 was attributable to salary increases that averaged 4.5%, additions to staff to support various risk management areas and retail banking for branch expansion, as well as increased sales incentive commissions paid for achieving sales production targets, resulting in higher deposits.  In addition, medical insurance expenses and other employee benefits continued to increase during 2002.  The increase of $6.6 million during 2001 was due to the addition of Nantucket Bank’s results as well as the costs in managing a larger, more geographically diverse financial institution.  The Company had increases in staffing as it began its private banking division and continued to add new branches with their commensurate increases in staffing.  Other employee benefits expense also increased during 2001 as the Company moved away from its defined benefit plan and contributed higher amounts into the 401(k) plan.

Occupancy and equipment expenses totaled $9.3 million, $8.7 million and $6.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The increase of $570,000, or 6.5%, during 2002 was attributable to the costs of the branch expansion and its related maintenance costs. The increase of $2.1 million during 2001 was due to the addition of Nantucket Bank’s results and higher costs associated with the new corporate offices for an entire year along with new branch expansion during the year.

Data processing expenses totaled $7.8 million, $6.5 million and $5.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The increase of $1.4 million, or 21.0%, during 2002 was primarily due to core processing activities which are volume-related such as item processing, loan and deposit account activity, ATM and electronic bill payment processing and data line communication expenses.  The increase of $1.5 million in 2001 was due to the addition of Nantucket Bank’s results and increased volume-related services.  The increases in 2002 and 2001 were partially offset by a rate reduction given to the Company’s by its core data processing service provider.  During 2002, the Company made the decision to change their service provider for core processing functions and anticipates the conversion to occur during the second quarter of 2003.  As a result of this conversion, the Company anticipated additional expenditures for capitalized software, licensing costs and computer equipment of approximately $1.7 million, with the majority of the expenditures incurred during 2002.

Marketing expenses totaled $2.9 million, $3.1 million and $2.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The decrease of $198,000, or 6.4%, during 2002 was primarily due to a reduction in production costs for television commercials, offset by increases in discretionary promotions, print advertising, direct marketing and service fees to outside agencies.  The increase of $454,000 in 2001 was due to the addition of Nantucket Bank’s results and higher production and media costs for television commercials.

Professional services expenses totaled $2.4 million, $3.0 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The decrease of $536,000, or 18.0%, during 2002 was attributable to certain non-recurring costs not being incurred.  The costs incurred in 2001 associated with starting the Company’s private banking division, various tax strategies and other consulting services related to the analysis of different business expansion opportunities did not recur during 2002.  The Company did however, experience increased costs in 2002 for its outsourced internal audit function and external audit fees.  The increase of $1.2 million in 2001 had to do with the various initiatives mentioned above as well as the addition of Nantucket Bank’s results.

Amortization of goodwill and intangibles expenses totaled $806,000, $3.0 million and $590,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  The decline of $2.2 million during 2002 is attributable to the Company adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” even though amortization related to the core deposit intangibles increased during 2002.  The increase of $2.4 million in 2001 was primarily due to the amortization of the goodwill resulting from the acquisition of Home Port Bancorp, Inc. on December 31, 2000.  For further information regarding goodwill amortization, refer to Notes 1 and 2 to the Consolidated Financial Statements.

Other noninterest expense totaled $8.9 million, $8.1 million and $6.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase of $785,000, or 9.7%, during 2002 was attributable to volume-related items such as printing, postage, supplies, telephone costs and money transportation costs.  In addition, costs related to running a larger, more geographically diverse institution such as seminars, meetings, meals and travel have increased during 2002.  Lastly, the level of corporate donations made during 2002 increased as the Company meets the increased needs of the communities it serves.  The increase of $1.7 million in 2001 was due to the addition of Nantucket Bank’s results and increased volume-related expenses as well as deposit insurance premiums due to the increased deposit base.

Minority Interest Expense. Due to the issuance of $55.0 million of the 8.50% trust preferred securities in June 2002, the Company recognized minority interest expense of $2.9 million in 2002.

Income Taxes. The effective tax rate was 34.9%, 35.1% and 34.0%, respectively, for the years ended December 31, 2002, 2001 and 2000.  In 2001, the Company completed an analysis addressing the impact of a recent Tax Court decision on the deductibility of certain merger-related costs incurred in connection with the acquisition of Sandwich Bancorp, Inc. in 1998.  Based on this analysis, the provision for income taxes was reduced by $479,000.  Exclusive of this non-recurring item, the effective tax rate in 2001 was 36.1%.  This increase from 2000 reflected the impact of nondeductible goodwill amortization resulting from the Home Port acquisition.

During 2002, the Massachusetts Department of Revenue (“DOR”) issued notices of intent to assess additional state excise taxes to various financial institutions in the Commonwealth that have established real estate investment trusts (“REIT”) in their corporate structures.  The DOR contends that dividends received by the Banks from their REIT subsidiaries are fully taxable in Massachusetts.  The Company believes that the Massachusetts statutes that provides for the dividend received deduction equal to 95% of certain dividend distributions applies to distributions that have been made by the REIT subsidiaries to the Banks.  The Company has two REIT subsidiaries, Compass Preferred Capital Corporation (under Compass) and N Realty Corporation (under Nantucket Bank).  Both subsidiaries were formed in 1998.

The Governor of Massachusetts signed legislation on March 5, 2003 which expressly disallows deductions for dividends received from a REIT, resulting in such dividends being subject to state taxation.  In addition, this legislation applies retroactively to tax years ending on or after December 31, 1999.  The charge to operations incurred by Seacoast in the first quarter of 2003 totals approximately $11.2 million and includes the state tax liability and interest, less the federal tax benefit, for the tax years 1999 through 2002.  The Company believes that the new legislation will be challenged, especially the retroactive provisions, on constitutional and other grounds and intends to vigorously defend its position.  As a result of the new legislation, the Company will cease recording the tax benefits associated with the dividend received deduction in 2003.  The impact to the Company is expected to result in a reduction in consolidated net income for 2003 by approximately $3.1 million, or $0.14 per diluted share.

Asset Quality

Delinquent Loans. Compass’s Managed Asset Group performs a monthly review of all delinquent loans with a principal balance in excess of $150,000 and reviews the status of each account with the appropriate Lending Department Manager and/or Account Officer.  In addition, Compass’s Board of Directors reviews delinquency statistics, by loan type, on a monthly basis.  Nantucket Bank’s Loan Review Committee, which includes all of its loan officers and other officers and directors, reviews the status of all delinquent borrowers on a monthly basis.  Nantucket Bank’s Board of Directors and/or Executive Committee thereof reviews all loans past due two or more payments each month.

The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency.  The Banks’ asset management philosophy is predicated upon early detection and response to delinquent and default situations.  The Banks seek to make arrangements to cure the entire default over the shortest time frame.  Generally, the Banks require that a delinquency notice be mailed no later than the 10th day of delinquency.  A second notice is mailed on the 15th day of delinquency.   A late charge is usually assessed on loans where the scheduled payment is unpaid after 15 days.  After mailing the delinquency notices, the Banks’ asset management staff calls the borrower to ascertain the reasons for delinquency and the prospects for payment.  On loans secured by one- to four-family owner- occupied properties, the Banks attempt to work out a payment schedule with the borrower in order to avoid foreclosure.  If these efforts do not achieve a satisfactory arrangement, the loan is referred to legal counsel and counsel initiates foreclosure proceedings.  At any time prior to a sale of the property at foreclosure, the Banks will terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.  On loans secured by commercial real estate properties, the Banks also seek to reach a satisfactory payment plan so as to avoid foreclosure.  Prior to foreclosure, the Banks will generally obtain an updated appraisal of the property.

The following table sets forth a summary of certain delinquency information as of the dates indicated:

	At December 31, 2002				At December 31, 2001
	60-89 days		90 days or more		60-89 days		90 days or more
	Number of loans	Principal balance	Number of loans	Principal balance	Number of loans	Principal balance	Number of loans	Principal balance
	(Dollars in thousands)
Real estate loans:
Residential	13	$2,109	25	$2,750	8	$546	58	$5,886
Commercial	4	495	13	3,430	1	19	18	2,608
Construction	—	—	—	—	1	653	—	—
Home equity	3	122	3	62	7	350	9	209
Commercial loans	3	62	25	4,558	5	68	28	3,318
Indirect auto loans	263	2,681	118	1,194	257	2,450	119	1,001
Other consumer loans	2	5	11	114	20	173	1	15
Total	288	$5,474	195	$12,108	299	$4,259	233	$13,037

Delinquent loans to total loans		0.18%		0.40%		0.17%		0.51%

Loan Review.  The Banks use an internal rating system to monitor and evaluate the credit risk inherent in certain loan portfolios and to identify potential problem loans.  At the time of loan approval, all commercial, commercial real estate and commercial construction loans are assigned a rating based on all of the factors considered in originating the loan.  The initial loan rating is recommended by the loan officer who originated the loan and approved by the individuals or committee responsible for approving the initial loan request.

Loan quality ratings are utilized as major criteria in the compilation of the Asset Watch List.  All loans with loan ratings of 7 (Special Mention), 8 (Substandard) or 9 (Doubtful) are included in a monthly Asset Watch List.  Watch List ratings are an integral part of the evaluation of the adequacy of the loan loss reserve. Loan officers are expected to submit appropriate rating changes when facts come to their attention that warrants an upgrade or downgrade in a loan rating.  In addition, loan ratings are generally reviewed on an annual basis.

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

The classification of loans and the amount of the valuation allowances set aside for estimated losses is subject to review by the FDIC and the Commissioner of Banks in Massachusetts.  Based on their reviews, these agencies can order the establishment of additional general or specific loss allowances.  The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowances for loan and lease losses.  The policy statement provides guidance for banks on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of a bank’s valuation methodology.  Generally, the policy statement recommends that banks have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of loans in a reasonable manner; and that management establish acceptable valuation processes that meet the objectives set forth in the policy statement.  While the Banks believe that they have established adequate specific and general allowances for losses on loans, actual losses are dependent upon future events and, as such, further additions to the allowance for loan losses may become necessary.  See “— Allowance for Loan Losses.”

Potential Problem Loans.  At December 31, 2002, loans designated as substandard or lower in the classification process described above totaled $16.4 million.  Of these classified loans, $9.0 million were included as nonperforming loans at December 31, 2002.  The remaining $7.5 million in substandard loans were commercial real estate and commercial loans that could become potential problem loans.  These potential problem loans have evidence of one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become nonperforming assets in future periods.

Risk Elements

The following table sets forth information regarding non-performing assets:

	At December 31,				At October 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Non-accrual loans (1):
Real estate loans:
Residential	$3,654	$5,875	$3,237	$2,591	$3,685
Commercial	3,978	3,363	2,312	2,613	2,330
Construction	—	—	47	56	42
Home equity	77	—	—	—	42
Commercial loans	5,028	4,170	511	474	415
Indirect auto loans (4)	1,194	—	—	—	—
Other consumer loans (4)	142	—	—	—	—
Total non-accrual loans	14,073	13,408	6,107	5,734	6,514
Restructured loans (2)	—	—	—	—	—
Other real estate owned and repossessed autos	1,350	1,075	86	552	1,299
Total non-performing assets	$15,423	$14,483	$6,193	$6,286	$7,813

Loans 90 days overdue and still accruing (4)	$—	$1,320	$1,446	$1,776	$668

Allowance for loan losses as a percent of total loans	1.15%	1.15%	1.06%	0.96%	1.14%
Allowance for loan losses as a percent of total non-performing loans (3)	244.11%	220.11%	410.69%	293.48%	232.07%
Non-performing loans as a percent of total loans	0.47%	0.52%	0.26%	0.33%	0.49%
Non-performing assets as a percent of total assets	0.42%	0.43%	0.21%	0.30%	0.43%

(1)     Non-accrual loans include loans 90 days or more past due and other loans which have been identified as presenting uncertainty with respect to the collectibility of interest or principal.

(2)     Restructured loans represent performing loans for which concessions have been granted due to borrower’s financial condition.

(3)     Non-performing loans are comprised of non-accrual loans and restructured loans.

(4)     In previous years, indirect auto loans were not placed on non-accrual status due to the expedited manner in which these loans were resolved and the immaterial balance of individual loans. Commencing in 2002, the Banks adopted a new policy whereby all consumer and indirect auto loans are charged off when they become 120 days past due.

Loans are considered impaired when it is probable that the Company will not be able to collect principal, interest and fees according to the contractual terms of the loan agreement.  Total impaired loans at December 31, 2002 and 2001 were $9.5 million and $8.1 million, respectively.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses based on management’s on-going evaluation of the risks inherent in the loan portfolio.  Factors considered in the evaluation process include growth of the loan portfolio, the risk characteristics of the types of loans in the portfolio, geographic and large borrower concentrations, current regional economic and real estate market conditions that could affect the ability of borrowers to pay, the value of underlying collateral and trends in loan delinquencies and charge-offs.  The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in the loan portfolio which are deemed probable and estimable based on information currently known to management.  See “ — Asset Quality.”

The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Years Ended
	December 31,				October 31, 1998
	2002	2001	2000	1999
	(In thousands)
Balance at beginning of period	$29,513	$25,081	$16,828	$15,914	$14,742
Provision for loan losses	7,247	6,175	4,775	2,000	1,736
Acquired reserves	—	—	4,557	—	—
Charge-offs:
Mortgage loans:
Residential	—	2	36	—	229
Commercial	—	22	—	—	371
Home equity	—	—	—	—	49
Construction	—	—	—	—	—
Commercial loans	419	687	158	379	213
Indirect auto loans	2,459	1,438	1,323	1,116	614
Other consumer loans	82	114	116	143	124

Total charge-offs	2,960	2,263	1,633	1,638	1,600

Recoveries:
Mortgage loans:
Residential	15	169	179	5	32
Commercial	31	4	59	6	41
Home equity	—	—	—	—	3
Construction	—	—	—	—	—
Commercial loans	209	82	46	300	213
Indirect auto loans	198	216	235	185	113
Other consumer loans	101	49	35	56	114

Total recoveries	554	520	554	552	516

Net charge-offs	(2,406)	(1,743)	(1,079)	(1,086)	(1,084)

Effect of difference in year-ends	—	—	—	—	(277)

Balance at end of period	$34,354	$29,513	$25,081	$16,828	$15,117

Ratio of net charge-offs to average loans	0.08%	0.07%	0.06%	0.07%	0.09%

The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated among loan categories as part of the process for evaluating the adequacy of the allowance for loan losses.  The following table sets forth information concerning the allocation of the allowance for loan losses at the dates indicated:

	At December 31,
	2002			2001			2000
	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans
	(Dollars in thousands)
Mortgage loans:
Residential	$6,475	18.8%	50.6%	$6,158	20.9%	50.9%	$6,088	24.3%	51.3%
Commercial real estate	9,368	27.3	11.9	9,060	30.7	13.1	7,341	29.2	13.7
Construction	994	2.9	3.7	1,067	3.6	4.2	912	3.6	4.6
Home equity	556	1.6	2.2	430	1.5	1.8	375	1.5	1.7
Commercial loans	4,848	14.1	4.3	4,162	14.1	4.5	2,627	10.5	4.3
Indirect auto loans	7,168	20.9	25.8	5,345	18.1	23.3	4,713	18.8	22.1
Other consumer loans	650	1.9	1.5	854	2.9	2.2	825	3.3	2.3
Unallocated	4,295	12.5	—	2,437	8.2	—	2,200	8.8	—
Total	$34,354	100.0%	100.0%	$29,513	100.0%	100.0%	$25,081	100.0%	100.0%

	At December 31, 1999			At October 31, 1998
	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans
	(Dollars in thousands)
Mortgage loans:
Residential	$4,455	26.5%	51.3%	$3,548	23.5%	47.7%
Commercial real estate	5,311	31.6	12.8	5,434	35.9	15.8
Construction	547	3.3	4.1	818	5.4	4.8
Home equity	197	1.2	1.5	220	1.5	2.1
Commercial loans	1,933	11.5	3.8	1,767	11.7	3.8
Indirect auto loans	3,855	22.9	24.2	2,837	18.8	23.2
Other consumer loans	530	3.0	2.3	493	3.2	2.6
Unallocated	—	—	—	—	—	—
Total	$16,828	100.0%	100.0%	$15,117	100.0%	100.0%

Allocations of the allowance for loan losses are determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment.

The formula-based approach evaluates groups of residential, home equity, indirect automobile and other consumer loans to determine the allocation appropriate within each portfolio segment.  Individual loans greater than $250,000 within the commercial real estate, construction and commercial loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar credit risk characteristics.  The level of allowance apportionable to each group of risk-rated loans is then determined by management applying a loss factor that estimates the amount of probable loss in each category.  The assigned loss factor for each risk rating is a formula based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past experience, and management’s subjective analysis of considerations of probable loan loss based on these factors.  Allocations for loan categories are then determined by applying loss factors that represent management’s estimate of inherent losses in those categories to the appropriate loan balance outstanding.

The other method used to allocate the reserve for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment.  Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement.  Under this method loans are selected for evaluation based on a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status.  An identifiable reserve amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is estimated on the basis of fair value of collateral, present value of anticipated future cash flows or the loans observable fair market price.  Loans with an identifiable allowance and the amount of such allowance totaled $23.5 million and $4.6 million at December 31, 2002, respectively.

A portion of the allowance for loan loss is not allocated to any specific segment of the loan portfolio.  This unallocated reserve is maintained for two primary reasons; there exists an inherent subjectivity and imprecision to the analytical processes employed and the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio.  These include: market risk factors, such as the effects of economic variability on the entire portfolio, and unique portfolio risk factors that are inherent characteristics of the Company’s loan portfolio.  Market risk factors may consist of changes to general economic and business conditions that may impact the Company’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral.  Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Company may not be able to fully diversify out of its portfolio.  Management, therefore, has established and maintains an unallocated reserve for loan losses.  The amount of this unallocated reserve was $4.3 million at December 31, 2002, compared to $2.4 million at December 31, 2001. The increase in the unallocated reserve is primarily based upon concerns over how the overall weakening of the regional economy may affect borrowers in the Company’s loan portfolio.

As of December 31, 2002, the allowance for loan losses totaled $34.4 million as compared to $29.5 million at December 31, 2001.  Based on the processes described above, management believes that the level of the reserve for loan losses at December 31, 2002 is adequate.

Investments

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

The current investment strategy has emphasized the purchase of U.S. Government and agency obligations and corporate bonds generally maturing or callable within two to five years.   The investment policy permits investments in mortgage-backed investments, including CMO’s, which typically have longer weighted average lives.

At December 31, 2002, the Company had $489.8 million, or 13.2% of total assets, in securities consisting primarily of U.S. Government and agency obligations ($294.4 million), corporate bonds ($93.9 million), mortgage-backed investments ($39.3 million), and marketable equity securities ($12.4 million).  Also included in investments is $44.2 million in restricted equity securities, $43.8 million of which is in the stock of the FHLB. To avail itself of services offered by that organization, in particular the ability to borrow funds, the Banks are required to invest in the stock of the FHLB in an amount determined on the basis of their residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends at the discretion of the FHLB.

The Company designates its securities as either held to maturity, available for sale or trading depending on management’s intent at the time of purchase.  As of December 31, 2002, $426.8 million, or 87% of the portfolio, was classified as available for sale, $18.7 million, or 4% of the portfolio, was classified as held to maturity and $44.2 million, or 9% of the portfolio, was invested in restricted equity securities.  As of December 31, 2002, the net unrealized gain on securities classified as available for sale was $13.8 million, consisting of net unrealized gains of $1.6 million on marketable equity securities and $12.2 million on debt securities.

The Company’s investment policy requires that corporate bonds be rated investment grade or better at the time of purchase.  Due to deterioration in the credit quality of certain corporate bonds, there were 18 bonds with a book value of $34.0 million and a market value of $34.8 million, rated below “A” in the portfolio as of December 31, 2002.   Included in the above is one issue with a par value of $2.0 million and a market value of $1.9 million at December 31, 2002, which was rated below investment grade.  The issuer of such bond is neither in default as to the payment of interest nor has it declared bankruptcy.  An impairment of $300,000 was recognized in 2002 for this bond.

During 2002, certain equity holdings significantly declined in value, primarily in the telecommunication and auto industries.  The Company has identified 14 holdings with a cost basis of $1.6 million, whose market value decline was deemed to be other than temporary.  Impairments in the amount of $594,000 were recognized for these securities in 2002.

The following table sets forth a summary of the Company’s investment securities at the dates indicated:

	At December 31,
	2002	2001	2000
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government and agency obligations	$280,442	$248,221	$123,352
Corporate bonds	93,930	89,137	44,737
State and municipal obligations	1,675	1,584	950
Mortgage-backed investments	38,379	49,610	67,430
Total debt securities	414,426	388,552	236,469
Marketable equity securities	12,365	17,236	12,386
Total securities available for sale	$426,791	$405,788	$248,855

Securities held to maturity:
U.S. Government and agency obligations	$13,983	$14,975	$22,569
Corporate bonds	—	403	800
State and municipal obligations	3,846	3,854	4,036
Mortgage-backed investments	892	1,319	2,323
Total securities held to maturity	$18,721	$20,551	$29,728

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$43,800	$40,394	$28,505
Other	443	443	469
Total restricted equity securities	$44,243	$40,837	$28,974

Total investment securities	$489,755	$467,176	$307,557
Percent of total assets	13.2%	14.0%	10.6%

The following table sets forth the book value, fully-taxable weighted average yield and contractual maturities of investment securities as of December 31, 2002:

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Book value	Yield	Book value	Yield	Book value	Yield	Book value	Yield	Book value	Yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government and agency obligations	$47,297	3.65%	$184,411	3.59%	$48,734	6.07%	$—	—%	$280,442	4.02%
Corporate bonds	4,530	6.46	85,116	6.29	4,284	6.20	—	—	93,930	6.29
State and municipal obligations	—	—	1,197	5.91	478	6.04	—	—	1,675	5.95
Mortgage-backed investments	38	6.24	2,596	6.90	6,680	6.91	29,065	6.39	38,379	6.51
Total debt securities	51,865	3.88	273,320	4.46	60,176	6.17	29,065	6.39	414,426	4.77
Marketable equity securities									12,365	4.18
Total securities available for sale	51,865	3.88	273,320	4.46	60,176	6.17	29,065	6.39	426,791	4.75

Securities held to maturity:
U.S. Government and agency obligations	75	5.61	10,028	3.67	3,880	3.54	—	—	13,983	3.64
State and municipal obligations	703	7.67	2,902	6.59	241	7.01	—	—	3,846	6.81
Mortgage-backed investments	—	—	—	—	286	6.63	606	6.06	892	6.24
Total securities held to maturity	778	7.47	12,930	4.33	4,407	3.93	606	6.06	18,721	4.42
Total investments available for sale and held for sale	52,643	3.94	286,250	4.46	64,583	6.02	29,671	6.38	445,512	4.74
Restricted equity securities:
Federal Home Loan									43,800	3.50
Bank of Boston stock									443	4.00
Other
Total restricted equity securities									44,243	3.51
Total securities	$52,643	3.94%	$286,250	4.46%	$64,583	6.02%	$29,671	6.38%	$489,775	4.62%

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

At December 31, 2002, deposits of $2.4 billion were comprised of $196.9 million of non-interest-bearing checking accounts and $2.2 billion of interest-bearing deposit accounts, of which $1.0 billion were certificates of deposit.  Of the total of certificates of deposit at December 31, 2002, $702.5 million, or 69.3% were scheduled to mature within one year.  Based on the monitoring of historical trends, the current pricing strategy for deposits and the general avoidance of brokered deposits, management believes that the Banks will retain a significant portion of their certificate of deposit accounts upon maturity.

Deposit flows are influenced greatly by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives.  Nantucket Bank’s deposit flows are also affected by the seasonal economy of its market.  In the recent past, the strength of the stock market had adversely affected deposit flows within the banking industry as some customers opted to place a greater portion of their funds in instruments, such as mutual funds, not directly offered by the Banks (other than through Compass’s contractual relationship with INVEST Financial Corporation (INVEST) and Nantucket Bank’s Investment Services Division), rather than in deposit accounts which they perceived to have less attractive returns.

Compass has generally experienced steady deposit inflows in recent years, primarily influenced by regional bank consolidations, competitive pricing and its strong community bank image.  Compass’s strategy has been to grow deposit levels through targeted promotions, branch expansion and renovation, and bank acquisition.   Due to the seasonal tourist-related economies on Cape Cod, Martha’s Vineyard and Nantucket, the Banks’ deposits generally peak during the summer months.

Compass maintains a “call center” with extended hours, staffed with individuals trained to answer telephone inquiries about customer accounts and about Compass’s various products and services.  Compass also utilizes a 24-hour automated touch-tone telephone voice response system, which allows customers to obtain information about their accounts, to make account transfers, to pay bills and to receive information about Compass’s products and services.  Compass offers several relationship-based checking account products, entitled Flagship Checking, Compass 50 Checking and Preferred Checking which offer packages of select benefits.  Services to commercial customers also include a Sweep Account, Simple IRA accounts, a touch-tone telephone electronic tax filing service, merchant credit card services, and web-based cash management products.

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

The following table sets forth certain information regarding the distribution of the average balance of deposit accounts and the weighted average interest rate on each category of deposits during the periods indicated:

	Years Ended December 31,
	2002		2001		2000
	Average balance	Weighted average rate	Average balance	Weighted average rate	Average balance	Weighted average rate
	(Dollars in thousands)
NOW accounts	$278,536	0.36%	$246,034	0.56%	$166,776	0.73%
Savings accounts	302,946	1.38	254,134	1.65	217,433	2.01
Money market deposit accounts	533,350	2.01	389,511	2.71	292,037	2.91
Demand deposit accounts	220,264	—	184,979	—	131,108	—
Total non-certificate accounts	1,335,096	1.17	1,074,658	1.50	807,354	1.74
Certificate of deposit accounts	1,005,545	3.64	1,009,557	5.54	846,746	5.84
Total average deposits	$2,340,641	2.24%	$2,084,215	3.46%	$1,654,100	3.84%

Certificates of deposit of $100,000 or more outstanding as of December 31, 2002 are scheduled to mature as follows (in thousands):

Three months or less	$66,227
Over three to six months	51,790
Over six to twelve months	66,362
Over twelve months	101,285
$285,664

Borrowings.  The Banks borrow funds from the FHLB to partially finance their loan and other funding needs.  FHLB advances are collateralized by a blanket-type pledge on the Banks’ FHLB stock, first mortgages on residential property and securities issued, insured or guaranteed by the U.S. Government and its agencies, including mortgage-backed securities. The maximum amount that the FHLB will loan varies based on the FHLB’s policies.  At December 31, 2002, the Banks have approximately $395.3 million in available borrowing capacity with the FHLB that is contingent upon the purchase of additional FHLB stock.

Short-term borrowings include funds drawn under the Banks’ lines of credit with the FHLB, securities sold under agreements to repurchase and funds held in connection with the U.S. Treasury’s tax and loan note program.

The following table sets forth certain information regarding borrowed funds during the periods indicated:

	Years ended December 31,
	2002	2001	2000
	(Dollars in thousands )
Total short-term borrowings:
Average balance	$38,339	$32,099	$32,562
Maximum month end amount	43,142	37,464	57,637
Balance at end of period	36,128	34,584	31,427
Weighted average interest rate during the period	1.95%	3.69%	4.68%
Weighted average interest rate at end of period	1.19%	2.48%	4.35%

Federal Home Loan Bank of Boston advances:
Average balance	$826,081	$714,248	$337,733
Maximum month end amount	858,804	786,917	556,869
Balance at end of period	858,804	786,917	556,869
Weighted average interest rate during the period	5.08%	5.62%	6.26%
Weighted average interest rate at end of period	4.69%	5.31%	6.05%

Trust Preferred Securities.  During 2002, the Company, through a subsidiary trust (Seacoast Capital Trust 1) issued 2,300,000 shares of 8.50% Trust Preferred Securities, $25.00 face value, due June 30, 2032 but callable at the option of the Company on or after June 30, 2007.  This issuance raised $57,500,000 in gross proceeds and net of underwriting costs provided $55,041,000 in additional Tier 1 capital. The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled “Guaranteed Preferred Beneficial Interests in Seacoast Junior Subordinated Deferrable Interest Debentures”. The Company records distributions payable on the Trust Preferred Securities as minority interest expense in its consolidated statements of operations.  The minority interest expense was $2.9 million for the year ended December 31, 2002.

The cost of issuance of the trust preferred securities totaled $2.5 million and is being netted against the outstanding balance of the securities and amortized to minority interest over the life of the securities on a straight line basis.  Amortization totaled $41,000 in 2002.

The Company unconditionally guarantees all Capital Trust I obligations under the trust preferred securities.

In November of 2002, the FASB directed its staff to draft a statement to be issued in February 2003 to establish standards for issuers’ classification of liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity.  If this statement is adopted, the Company may be required to reclassify its Guaranteed Preferred Beneficial Interest in Junior Subordinated Deferrable Interest Debentures of the Corporation to borrowings.  Currently, the trust preferred securities, or junior subordinated debentures, are classified as a separate line item between total liabilities and shareholders’ equity on the consolidated balance sheet.  In addition, the interest cost on the trust preferred securities, which is currently considered minority interest on the consolidated statement of income, may become interest on borrowings.  There will be no impact to the results of operations.

Contractual Obligations and Commitments.  The Company has entered into numerous contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2002.

Contractual Obligations and Commitments by Maturity (In thousands)

	Payments Due – By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
FHLB advances	$858,804	$230,323	$322,868	$—	$305,613
Mandatorily redeemable trust preferred	55,041	—	—	—	55,041
Lease obligations	11,815	1,185	2,157	1,871	6,602
Other:
TT&L	2,000	2,000	—	—	—
Securities sold under agreements to repurchase	34,128	34,128	—	—	—
Total contractual cash obligations	$961,788	$267,636	$325,025	$1,871	$367,256

	Amount of Commitment Expiring – By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Other commitments:
Lines of credit	$145,734	$75,742	$899	$4,233	$64,860
Other commitments	226,324	226,324	—	—	—
Standby letter of credit	2,564	2,564	—	—	—
Total commitments	$374,622	$304,630	$899	$4,233	$64,860

As a result of the legislation signed by the Governor of the Commonwealth of Massachusetts on March 5, 2003, the Company has calculated the potential cash payment for the additional state tax liability to be $17.2 million for the tax years 1999 through 2002.   A payment of approximately $4.3 million was made in the first quarter of 2003 and represents the amount attributable to the 2002 tax year.  For further information, see Note 10 to the Consolidated Financial Statements.

Guarantees.  FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank.  The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved is represented by the contractual amounts of those instruments.  Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met.  Most guarantees extend up to one year.  At December 31, 2002 the maximum potential exposure amount of future payments is $2.6 million.

The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate.   The recourse provisions of the agreements allow the Banks to collect the cash used to collateralize the agreement, if another business asset is used as collateral and cash is not available, the Banks create a loan for the customer with the same criteria as its other lending activities.  The fair value of the guarantees totaled $14,000 at December 31, 2002.

Liquidity and Capital Resources

The Company’s primary sources of funds are dividends from its bank subsidiaries.  On a parent-only basis, commitments and debt service requirements consisted primarily of junior subordinated debentures (including accrued interest) issued to Seacoast Capital Trust I, in connection with the issuance of 8.50% cumulative trust preferred securities due 2032.  The Company could also access the capital markets to raise additional equity. For further information, see “Financial Condition – Sources of Funds” and Note 11 to the Consolidated Financial Statements.

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

As voluntary members of the FHLB, Compass and Nantucket Bank are entitled to borrow an amount up to the value of their qualified collateral that has not been pledged to others.  Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit at the FHLB.  At December 31, 2002, the Banks have $395.3 million in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock.  Use of this borrowing capacity may also be impacted by regulatory capital requirements.

Liquidity management is both a daily and long term function of business management.  The measure of a bank’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  At December 31, 2002, the Banks maintained cash and due from banks, short-term investments and debt securities maturing within one year of $173.1 million, or 4.67% of total assets.  The Banks invest excess funds, if any, in federal funds sold, which provide liquidity to meet lending and other cash requirements.

The Company’s and the Banks’ capital ratios at December 31, 2002, were as follows:

	Seacoast Financial	Compass	Nantucket Bank
Total Capital (to risk weighted assets)	14.33%	11.87%	14.12%
Tier 1 Capital (to risk weighted assets)	13.05	10.61	12.86
Tier 1 Capital (to average assets)	8.93	7.31	9.64

These ratios placed the Company in excess of regulatory standards and the Banks in the “well capitalized” category as set forth by the FDIC.

Since 1999, the Company has announced four separate stock repurchase programs, the most recent of which was approved in September 2002, aggregating 4,680,496 shares.  As of December 31, 2002, 4,005,312 shares had been repurchased.  Management anticipates repurchasing the remaining 675,184 shares during 2003.

Segment Information

The Company has identified its reportable operating business segment as community banking, based on how the business is strategically managed by the CEO, who is the chief operating decision-maker.  The Company’s community banking segment consists of commercial banking, retail banking and investment management.  The community banking segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, investment management and mortgage servicing income from investors.  The Company does not have a single external customer from whom it derives ten percent of more of its revenues, and operates its retail branches in the southeastern area of Massachusetts.  Its market area covers eastern Massachusetts, Cape Cod and the Islands as well as the states of Rhode Island and New Hampshire. The non-reportable segments consist of the parent company and the Seacoast Capital Trust 1 and are not material to the overall operating results and therefore are not broken out separately.

Impact of Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets.  This Statement supersedes SFAS No.121, “ Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”), for the disposal of a segment of a business (as previously defined in that Opinion).  This Statement also amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 144 on January 1, 2002, which had no material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, “SFAS No. 145, among other things, addresses financial accounting and reporting of gains and losses from extinguishment of debt.  SFAS No. 145 requires gains and losses resulting from the extinguishments of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.  This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and amends SFAS No. 13, “Accounting for Leases.” SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  The statement supersedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS No. 148 amends SFAS Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Companies are able to eliminate a “ramp-up” effect that the SFAS No. 123 transition rule creates in the year of adoption.  Companies can choose to elect a method that will provide for comparability amongst years reported.  In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002.  The Company is currently considering the adoption of fair value based compensation of stock options, and if the Company does elect to adopt such accounting the potential impact can be seen on Note 1 to the Consolidated Financial Statements.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk.  This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors.  Through such management, the Company seeks to reduce the vulnerability of net earnings to changes in interest rates.  The Banks’ Asset/Liability Committees, comprised of senior management, are responsible for managing interest rate risk and reviewing with their Boards of Directors on a quarterly basis their activities and strategies, the effect of those strategies on operating results, the Banks’ interest rate risk positions and the effect changes in interest rates would have on net interest income.  The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

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

The following table reflects the estimated percentage exposure of the Company’s net interest income for the 12 months following the date indicated assuming an immediate shift in interest rates as set forth below:

	December 31,
	2002	2001	2000
300 basis points increase in rates	(9.57)%	(8.50)%	(10.68)%
200 basis points decrease in rates	n/m	n/m	(1.39)%
150 basis points decrease in rates(1)	n/m	(0.50)%	n/m
100 basis points decrease in rates(1)	0.31%	n/m	n/m

- n/m - not meaningful

(1) Due to the low interest rate environment in effect at December 31, 2002 and 2001 (the average Federal Fund overnight rates were trading below 2.00%.), the simulation model could only be rate shocked down 100 basis points and 150 basis points, respectively.

The results above are dependent on material assumptions such as (i) changes in the composition and prepayments speeds of mortgage assets and loans (ii) the shape of the U.S. government securities and interest rate swap yield curve (iii) the level of U.S. prime interest rates and (iv) the level of rates paid on deposit accounts.  Asymmetrical rate movements could also have a material impact on simulation results.

Independent Auditors’ Report

The Board of Directors

Seacoast Financial Services Corporation:

We have audited the accompanying consolidated balance sheet of Seacoast Financial Services Corp. and subsidiaries, (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 financial statements of Seacoast Financial Services Corp. were audited by other auditors who have ceased operations. Those auditors’ report, dated January 22, 2002, was unqualified.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seacoast Financial Services Corp. and subsidiaries at December 31, 2002, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Standards (“SFAS”) No. 142, “ Goodwill and Other Intangible Assets”.

/s/ KPMG
Boston, Massachusetts
January 21, 2003, except as to Note 10,
which is as of March 6, 2003.

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 22, 2002

This Report of Independent Public Accountants is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is made pursuant to Section 2.02 (e) of regulation S-X.  Note that this previously issued Andersen report includes references to certain fiscal years which are not required to be presented in the accompanying consolidated financial statements as of and for the years ended December 31, 2002.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	At December 31,
	2002	2001
ASSETS:
Cash and due from banks	$109,223	$87,834
Federal funds sold	11,056	92,899
Short-term investment	—	10,000
Total cash and cash equivalents	120,279	190,733
Investment securities (Note 3) —
Available-for-sale, at fair value	426,791	405,788
Held to maturity, at amortized cost (fair value $19,448 and $20,900)	18,721	20,551
Restricted equity securities	44,243	40,837
Loans held-for-sale (Note 1)	6,183	19,675
Loans (Note 4)	2,991,171	2,574,334
Allowance for loan losses (Note 5)	(34,354)	(29,513)
Net loans	2,956,817	2,544,821
Accrued interest receivable	16,055	15,872
Banking premises and equipment, net (Note 6)	53,945	51,294
Other real estate owned and repossessed autos	1,350	1,075
Net deferred tax asset (Note 10)	9,645	9,546
Goodwill (Notes 1 and 2)	33,903	33,903
Intangible assets (Notes 1 and 2)	1,564	2,370
Other assets (Note 14)	11,549	11,002
Total assets	$3,701,045	$3,347,467

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits (Note 7)	$2,403,875	$2,192,357
Short-term borrowings (Note 8)	36,128	34,584
Federal Home Loan Bank advances (Note 9)	858,804	786,917
Other borrowings	1,772	1,840
Mortgagors’ escrow payments	4,489	4,761
Accrued expenses and other liabilities (Note 14)	21,448	21,284
Total liabilities	3,326,516	3,041,743

Guaranteed Preferred Beneficial Interests in Seacoast Junior Subordinated Deferrable Interest Debentures (Note 11)	55,041	—

Commitments and contingencies (Notes 10, 12 and 16)

Stockholders’ equity (Notes 13, 15, and 19):
Preferred stock, par value $.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock, par value $.01 per share; authorized 100,000,000 shares; 26,758,136 shares issued	268	268
Additional paid-in capital	154,361	153,216
Retained earnings	216,632	189,743
Treasury stock, at cost, 3,385,562 shares in 2002 and 2,439,000 shares in 2001	(49,033)	(28,185)
Accumulated other comprehensive income	8,330	3,531
Unearned compensation – ESOP and restricted stock	(10,766)	(12,575)
Shares held in employee trust	(304)	(274)
Total stockholders’ equity	319,488	305,724
Total liabilities and stockholders’ equity	$3,701,045	$3,347,467

The accompanying notes are an integral part of the consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2002	2001	2000
INTEREST AND DIVIDEND INCOME:
Interest on loans	$191,062	$193,157	$148,349
Interest and dividends on investment securities (Note 9)	24,362	19,982	17,258
Interest on federal funds sold and short-term investments	1,660	3,250	832
Total interest and dividend income	217,084	216,389	166,439

INTEREST EXPENSE:
Interest on deposits (Note 7)	52,514	72,017	63,561
Interest on borrowed funds	42,900	41,474	22,775
Total interest expense	95,414	113,491	86,336
Net interest income	121,670	102,898	80,103

PROVISION FOR LOAN LOSSES (Note 5)	7,247	6,175	4,775
Net interest income after provision
for loan losses	114,423	96,723	75,328

NONINTEREST INCOME:
Deposit and other banking fees	10,326	8,946	6,413
Loan servicing fees, net	409	959	689
Merchant card fee income, net	631	534	506
Other loan fees	1,522	1,453	849
Gain (loss) on sales of investment securities, net (Note 3)	(277)	99	4
Gain on sales of loans, net	263	1,352	30
Gain (loss) on pension plan curtailment and settlement (Note 14)	(446)	1,504	—
Other income (Note 6)	1,287	1,496	1,496
Total noninterest income	13,715	16,343	9,987

NONINTEREST EXPENSE:
Salaries and employee benefits (Note 14)	36,921	33,079	26,469
Occupancy and equipment expenses (Notes 6 and 12)	9,285	8,715	6,576
Data processing expenses	7,828	6,468	5,003
Marketing expenses	2,914	3,112	2,658
Professional services expenses	2,434	2,970	1,759
Amortization of goodwill and intangibles (Notes 1 and 2)	806	2,959	590
Other operating expenses	8,858	8,073	6,419
Merger-related expense recovery	—	—	(403)
Total noninterest expense	69,046	65,376	49,071

Minority interest expense (Note 11)	2,851	—	—

Income before provision for income taxes	56,241	47,690	36,244

PROVISION FOR INCOME TAXES (Note 10)	19,633	16,723	12,315
Net income	$36,608	$30,967	$23,929

EARNINGS PER SHARE (Note 1):
Basic	$1.60	$1.32	$1.01
Diluted	$1.57	$1.31	$1.01

Weighted average common shares outstanding	24,037,559	24,753,758	25,291,834
Weighted average unallocated ESOP shares and unvested restricted stock	(1,213,246)	(1,374,071)	(1,525,414)
Weighted average common shares outstanding – basic	22,824,313	23,379,687	23,766,420
Dilutive effect of common stock equivalents	542,032	333,770	22,417
Weighted average common and common stock equivalent shares outstanding - diluted	23,366,345	23,713,457	23,788,837

The accompanying notes are an integral part of the consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Comprehensive Income (Loss)	Unearned ESOP/Rest Stock	Shares Held In Employee Trust	Total
Balance, December 31, 1999	$268	$152,702	$149,256	$(9,310)	$(2,430)	$(16,326)	$(139)	$274,021
Repurchase of common stock	—	—	—	(8,680)	—	—	—	(8,680)
Net income	—	—	23,929	—	—	—	—	23,929
Other comprehensive income — Change in unrealized gain (loss) on securities available for sale, net of taxes and reclassification adjustment (Note 1)	—	—	—	—	3,221	—	—	3,221
Comprehensive income								27,150
Cash dividends – $.26 per share	—	—	(6,320)	—	—	—	—	(6,320)
Amortization of unearned compensation	—	(8)	—	—	—	1,942	—	1,934
Other	—	101	—	—	—	—	(18)	83
Balance, December 31, 2000	268	152,795	166,865	(17,990)	791	(14,384)	(157)	288,188
Exercise of stock option	—	23	—	297	—	—	—	320
Repurchase of common stock	—	—	—	(10,492)	—	—	—	(10,492)
Net income	—	—	30,967	—	—	—	—	30,967
Other comprehensive income — Change in unrealized gain (loss) on securities available for sale, net of taxes and reclassification adjustment (Note 1)	—	—	—	—	2,740	—	—	2,740
Comprehensive income								33,707
Cash dividends - $.34 per share	—	—	(8,089)	—	—	—	—	(8,089)
Amortization of unearned compensation	—	268	—	—	—	1,809	—	2,077
Other	—	130	—	—	—	—	(117)	13
Balance, December 31, 2001	268	153,216	189,743	(28,185)	3,531	(12,575)	(274)	305,724
Exercise of stock options	—	146	—	337	—	—	—	483
Repurchase of common stock	—	—	—	(21,185)	—	—	—	(21,185)
Net income	—	—	36,608	—	—	—	—	36,608
Other comprehensive income — Change in unrealized gain on securities available available for sale, net of taxes and reclassification adjustment (Note 1)	—	—	—	—	4,799	—	—	4,799
Comprehensive income	—	—	—	—	—	—	—	41,407
Cash dividends - $.42 per share	—	—	(9,719)	—	—	—	—	(9,719)
Amortization of unearned compensation	—	604	—	—	—	1,809	—	2,413
Amortization of underwriting costs	—	(52)	—	—	—	—	—	(52)
Other	—	447	—	—	—	—	(30)	417
Balance, December 31, 2002	$268	$154,361	$216,632	$(49,033)	$8,330	$(10,766)	$(304)	$319,488

The accompanying notes are an integral part of the consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,608	$30,967	$23,929
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	4,442	4,082	2,867
Amortization and accretion, net	1,648	453	25
Purchase accounting amortization, net	638	2,527	575
Stock-based compensation	2,413	2,077	1,934
Provision for loan losses	7,247	6,175	4,775
(Gain) loss on sale of investment securities, net	277	(99)	(4)
Credit for other real estate losses	(30)	(47)	(71)
(Gain) loss on pension plan curtailment and settlement	446	(1,504)	—
Net increase in deferred tax asset	(3,264)	(804)	(638)
Originations of loans held-for-sale	(14,705)	(50,680)	(749)
Proceeds from sales of loans originated for sale	28,460	69,824	1,535
Gain on sales of loans, net	(263)	(1,352)	(30)
Gain on disposal of premises and equipment, net of impairment reserve	(162)	(366)	(285)
Net increase in accrued interest receivable	(183)	(945)	(3,559)
Net increase in other assets	(4,878)	(2,374)	(674)
Net increase in accrued expenses and other liabilities	61	4,526	1,043
Net cash provided by operating activities	58,755	62,460	30,673
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities classified as available-for-sale	(239,568)	(265,957)	(57,277)
Purchase of securities classified as held-to-maturity	(7,646)	(5,416)	(4,032)
Purchase of restricted equity securities	(3,406)	(11,959)	(9,550)
Proceeds from sales, calls, paydowns and maturities of securities classified as available-for-sale	224,425	112,977	71,751
Proceeds from paydowns, maturities and calls of securities classified as held-to-maturity	9,329	14,585	1,000
Acquisition of Home Port Bancorp, Inc., net of cash acquired	—	—	(54,527)
Cash from branch acquisition	—	22,752	—
Purchase of premises and equipment	(7,471)	(4,920)	(18,621)
Proceeds from sale of restricted equity securities	—	96	—
Purchase of loans	(29,351)	—	(19,501)
Net increase in loans	(386,859)	(236,946)	(321,575)
Recoveries of loans previously charged off	554	520	554
Proceeds from sales of other real estate owned	370	471	621
Proceeds from sales of premises and equipment	502	750	208
Net cash used in investing activities	(439,121)	(373,047)	(410,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in NOW, money market deposit and demand deposit accounts	$144,817	$183,896	$46,554
Net increase in passbook and other savings accounts	45,365	39,597	2,481
Net increase (decrease) in certificates of deposit	21,396	(45,007)	193,877
Advances from Federal Home Loan Bank	248,000	380,446	525,150
Repayments of Federal Home Loan Bank advances	(176,069)	(150,443)	(316,482)
Repurchase of common stock	(21,185)	(10,492)	(8,680)
Cash dividends	(9,719)	(8,089)	(6,320)
Net proceeds issuance of junior subordinated deferrable interest debentures	55,041	—	—
Exercise of stock options	337	320	—
Tax benefits of stock option and award transactions, net	725	130	—
Net increase (decrease) in short-term and other borrowings	1,476	3,116	(9,414)
Net increase (decrease) in mortgagors’ escrow payments	(272)	333	41
Net cash provided by financing activities	309,912	393,807	427,207
Net increase (decrease) in cash and cash equivalents	(70,454)	83,220	46,931
Cash and cash equivalents, beginning of year	190,733	107,513	60,582
Cash and cash equivalents, end of year	$120,279	$190,733	$107,513

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowed funds	$96,097	$112,375	$85,833
Income taxes paid	25,643	20,991	13,204
Minority interest expense	2,851	—	—
Supplemental disclosure of noncash transactions:
Transfer from loans to loans held-for-sale	—	23,801	—
Transfers from loans to other real estate owned	82	833	684
Financed other real estate owned sales	76	68	600

The Company purchased all of the capital stock of Home Port Bancorp, Inc. for $68,150 (Note 2).  In conjunction with this acquisition, the fair value of assets acquired and liabilities assumed were as follows:

Fair value of assets acquired			$380,081
Cash paid for capital stock and transaction costs			(68,913)
Liabilities assumed			$311,168

The accompanying notes are an integral part of the consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and general practice within the banking industry.   In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and income and expenses during the reporting periods.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, accounting for acquisitions and review of goodwill and income taxes.  The following is a description of the more significant accounting policies.

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

Loans, Deferred Costs and Fees

Loans are stated at the principal amounts outstanding, adjusted by partial charge-offs, unearned discount and net deferred loan costs and fees. Unearned discount is recognized on the simple interest basis.

Deferred loan origination fees and certain deferred loan origination costs are amortized over the contractual life of the related loan using the level-yield method.  At December 31, 2002 and 2001, the Company had net deferred loan costs of $16,872,000 and $13,566,000, respectively, including $19,654,000 and $15,311,000, respectively, paid to auto dealers originating  indirect auto loans.  Amounts paid to auto dealers are partially rebatable in the event of loan prepayment or default.

It is the practice of the Company to discontinue the accrual of interest on loans which are in excess of 90 days past due or sooner if, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful.  When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans.  Interest income is subsequently recognized only to the extent cash payments are received.  When there is doubt regarding the ultimate collectibility of principal, all cash receipts thereafter are applied to reduce the recorded investment in the loan.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans deemed uncollectible.  This allowance is increased by provisions charged to operations  and by recoveries on loans previously charged off, and reduced by charge-offs on loans.

Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s  systematic periodic review of the collectability of the loans.  Primary considerations in this evaluation are prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of future losses.  The Company evaluates specific loan status reports on certain commercial and commercial real estate loans rated “substandard” or worse in excess of a specified dollar amount.  Estimated allowances for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit.  The remaining commercial and commercial real estate loans are provided for as part of pools of similar loans based on a combination of historical loss experience and qualitative adjustments. Smaller balance, homogeneous loans, including residential real estate loans and consumer loans, are evaluated as a group by applying estimated charge-off and recovery percentages, based on historical experience and certain qualitative factors, to the current outstanding balance in each loan category.  Based on these analyses, the resulting allowance is deemed adequate to absorb all probable credit losses in the portfolio.

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

Included in other assets in the accompanying consolidated balance sheets are mortgage servicing rights of $580,000 and $1,329,000 at December 31, 2002 and 2001, respectively.   The Company recognized $152,000 and $525,000 of mortgage servicing rights during December 31, 2002 and 2001, respectively.  Amortization expense was $595,000, $366,000 and $180,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  In addition, based on the Company’s assessment, an impairment charge of $306,000 was taken for the year ending December 31, 2002.

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

Impairment of Long-Lived Assets

The Company review long-lived assets, including premises and equipment, for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable.  The Company performs undiscounted cash flow analyses to determine if impairment exists.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The valuation allowance related to deferred tax assets is recognized when in management’s judgment, it is more likely than not, all, or a portion of, such deferred tax assets will not be realized.

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS 142 as of January 1, 2002.  SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement.  As a result of adopting SFAS 142, the Company no longer amortizes the goodwill balance of $33.9 million, which reduced goodwill amortization and increased net income by $2.4 million in 2002.  An initial impairment test was performed during 2002 and another impairment test was completed at year-end.  The evaluations were made using discounted future cash flows, and in each analysis, it was determined that an impairment charge was not required.  Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g. recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary.

The following table sets forth the reconcilement of net income and earning per share excluding goodwill amortization for the years ended December 31, 2002, 2001, and 2000.

	December 31,
	2002	2001	2000
	(In thousands, except per share)
Reported net income	$36,608	$30,967	$23,929
Add back:
Goodwill amortization	—	2,424	—
Adjusted net income	$36,608	$33,391	$23,929

Basic earnings per share:
Reported net income	$1.60	$1.32	$1.01
Add back:
Goodwill amortization	—	0.11	—
Adjusted net income	$1.60	$1.43	$1.01

Diluted earnings per share:
Reported net income	$1.57	$1.31	$1.01
Add back:
Goodwill amortization	—	0.10	—
Adjusted net income	$1.57	$1.41	$1.01

The changes in the carrying values of goodwill and other intangible assets for the years ended December 31, 2002 and 2001 are as follows:

Other Intangible Assets

	Goodwill	Core Deposit Intangibles	Other Intangibles	Total Intangibles
	(In thousands)
Balance, December 31, 2000	$37,467	$1,235	$98	$38,800
Recorded during the period	—	1,522	50	1,572
Adjustment of purchase accounting estimates	(1,140)	—	—	(1,140)
Amortization expense	(2,424)	(494)	(41)	(2,959)
Impairment recognized	—	—	—	—
Balance, December 31, 2001	$33,903	$2,263	$107	$36,273
Recorded during the period	—	—	—	—
Amortization expense	—	(724)	(82)	(806)
Impairment recognized	—	—	—	—
Balance, December 31, 2002	$33,903	$1,539	$25	$35,467

Estimated amortization expense:
2003	608	18	625
2004	314	7	321
2005	208	—	208
2006	166	—	166
2007	115	—	115

The components of other intangibles assets follow:

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core deposit intangibles	$4,424	$2,885	$1,539
Other intangibles	220	195	25
Total other intangible assets	$4,644	$3,088	$1,564

Stock-Based Compensation

The Company applies APB Opinion No. 25 in accounting for stocks options which measures compensation cost for stock-based compensation plans as the difference between the exercise price of options granted and the fair market value of the Company’s stock at the grant date.  This generally does not result in any compensation charges to earnings. Below, the Company discloses proforma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.  This is required by SFAS No. 123 for all companies that elect to continue using APB Opinion No. 25 for stock option grants.  As further noted in “Recent Accounting Pronouncements”, the Company is considering adopting SFAS No. 148, which is an amendment to SFAS No. 123 and allows for alternative methods of adopting fair value based compensation on stock option grants.

Stock-Based Compensation

Had the Company applied SFAS No. 123 in accounting for its stock option grants, net income and EPS (basic and diluted) would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2002	2001	2000
	(In thousands, except for per share)
Net income:
As reported	$36,608	$30,967	$23,929
Pro forma	36,177	30,506	23,393
Basic EPS:
As reported	1.60	1.32	1.01
Pro forma	1.59	1.30	0.98
Diluted EPS:
As reported	1.57	1.31	1.01
Pro forma	1.55	1.29	0.98

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model with the following valuation assumptions:

	2002	2001	2000
Expected volatility	35%	35%	39%
Risk-free interest rate	4.2%	5.0%	6.3%
Expected annual forfeitures	5%	5%	5%
Expected dividend yield	2.5%	2.5%	2.5%
Expected life of options	7 years	7 years	7 years

The weighted average fair value of stock options granted in 2002, 2001 and 2000, based on the above assumptions, was $6.64, $5.29 and $3.34 per share, respectively.

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

Comprehensive Income

Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-stockholder sources.  It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.  The following table shows the components of other comprehensive income for the years ended December 31:

	December 31,
	2002	2001	2000
	(In thousands)
Net income	$36,608	$30,967	$23,929
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period, net of tax of $3,152, $1,696 and $1,993 for 2002, 2001 and 2000, respectively	4,619	2,804	3,224
Reclassification adjustment for (gains) losses included in net income, net of taxes of $(97), $35, and $1 for 2002, 2001 and 2000, respectively	180	(64)	(3)
Other comprehensive income, net	4,799	2,740	3,221
Comprehensive income	$41,407	$33,707	$27,150

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation.  Such reclassifications have no effect on previously reported net income.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets.  This Statement supersedes SFAS No.121, “ Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”), for the disposal of a segment of a business (as previously defined in that Opinion).  This Statement also amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 144 on January 1, 2002, which had no material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145, among other things, addresses financial accounting and reporting of gains and losses from extinguishment of debt.  SFAS No. 145 requires gains and losses resulting from the extinguishments of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.  This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and amends SFAS No. 13, “Accounting for Leases.” SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  The statement supersedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS No. 148 amends SFAS Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Companies are able to eliminate a “ramp-up” effect that the SFAS No. 123 transition rule creates in the year of adoption.  Companies can choose to elect a method that will provide for comparability amongst years reported.  In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002.  The Company is currently considering the adoption of fair value based compensation of stock options, and if the Company does elect to adopt such accounting, the potential impact can be seen under the discussion of  “Stock-Based Compensation” above.

(2) ACQUISITIONS

On December 19, 2002, the Company entered into a definitive agreement to acquire Bay State Bancorp Inc. and its wholly-owned subsidiary Bay State Federal Savings Bank, a federally-chartered savings and loan company with six banking offices in the greater Boston area.  This agreement is subject to a number of conditions, including regulatory approval.  As required by SFAS 142, this transaction will be accounted for as a purchase and goodwill of approximately $78 million is expected to be recognized.  As of December 31, 2002, Bay State had total assets of $596.9 million, primarily in residential and commercial real estate loans and deposits of $368.2 million.  The transaction is anticipated to be completed in the second quarter of 2003.

On December 15, 2001, Compass completed its assumption of $24.0 million in deposit liabilities of Chart Bank’s Hyannis, Massachusetts branch office for cash and an insignificant balance of deposit-related loans.  Charter Bank closed this branch office and customer accounts were transferred to an existing Compass branch office in Hyannis.  The resulting core deposit intangible of $1.5 million is being amortized over 10 years on an accelerated basis.

On December 31, 2000, the Company completed its acquisition of Home Port for $68.2 million in cash, exclusive of one-time transaction costs.  Home Port was the holding company for Nantucket Bank, a three branch savings bank located on Nantucket Island, Massachusetts with total assets of approximately $341 million at the date of acquisition.  The assets acquired included loans, investments, bank premises, equipment and other assets.  This transaction was accounted for under the purchase method of accounting.  Based on an allocation of the purchase price, goodwill from this acquisition totaled $36.3 million.

(3) INVESTMENT SECURITIES

The amortized cost and fair value of securities available-for-sale at December 31, 2002 and 2001 are as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government and agency obligations	$273,430	$7,012	$—	$280,442
Corporate bonds	90,000	4,194	(264)	93,930
State and municipal obligations	1,582	93	—	1,675
Mortgage-backed investments	37,232	1,228	(81)	38,379
Total debt securities	402,244	12,527	(345)	414,426
Marketable equity securities and mutual funds	10,755	1,965	(355)	12,365
Total securities available-for-sale	$412,999	$14,492	$(700)	$426,791

	December 31, 2001
	(In thousands)
U.S. Government and agency obligations	$245,479	$3,174	$(432)	$248,221
Corporate bonds	88,712	1,798	(1,373)	89,137
State and municipal obligations	1,583	10	(9)	1,584
Mortgage-backed investments	48,905	847	(142)	49,610
Total debt securities	384,679	5,829	(1,956)	388,552
Marketable equity securities and mutual funds	15,160	2,852	(776)	17,236
Total securities available-for-sale	$399,839	$8,681	$(2,732)	$405,788

The amortized cost and fair value of securities held-to-maturity at December 31, 2002 and 2001 are as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government and agency obligations	$13,983	$475	$—	$14,458
State and municipal obligations	3,846	205	—	4,051
Mortgage-backed investments	892	47	—	939
Total securities held-to-maturity	$18,721	$727	—	$19,448

	December 31, 2001
	(In thousands)
U.S. Government and agency obligations	$14,975	$305	$(74)	$15,206
Corporate bonds	403	—	(3)	400
State and municipal obligations	3,854	101	—	3,955
Mortgage-backed investments	1,319	21	(1)	1,339
Total securities held-to-maturity	$20,551	$427	$(78)	$20,900

Restricted equity securities are comprised primarily of stock in the Federal Home Loan Bank of Boston and are carried at par value.  See Note 9 for further information.

The maturity distribution of debt securities at December 31, 2002 is as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$51,049	$51,865	$778	$789
Over 1 year to 5 years	265,662	273,320	12,930	13,525
Over 5 years to 10 years	57,178	60,176	4,407	4,499
Over 10 years	28,355	29,065	606	635
	$402,244	$414,426	$18,721	$19,448

Mortgage-backed investments and collateralized mortgage obligations are shown at their contractual maturity dates, but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

Proceeds from sales of investment securities and related gains and losses for the years ended December 31, 2002, 2001, and 2000 (all classified as available-for-sale) were as follows:

	December 31,
	2002	2001	2000
	(In thousands)
Proceeds from sales	$45,030	$41,647	$16,062
Gross gains	1,926	251	12
Gross losses	1,309	152	8

For the year ended December 31, 2002, other than temporary impairments of $894,000 were taken on investments available for sale.

The carrying amounts of callable securities included in investments available for sale and held to maturity totaled $139.3 million and $1.8 million in 2002 and $128.1 million and $3.2 million in 2001, respectively.

At December 31, 2002, investment securities with an amortized cost of $48,200,000 were pledged to secure public deposits under the Treasury, Tax and Loan program, deposits held by various municipalities and retail repurchase agreements.  In addition, investment securities carried at $242,600,000 were pledged under a blanket lien to partially secure the advances from the Federal Home Loan Bank (Note 9).  Pledged investment securities are maintained under the Company’s control.

(4)              LOANS

The Company’s lending activities are conducted principally in Southeastern Massachusetts, Cape Cod and the islands of Nantucket and Martha’s Vineyard and, to a lesser extent, Eastern Massachusetts, Rhode Island and New Hampshire.  The Company originates single family and multifamily residential loans, commercial real estate loans, commercial loans, indirect auto loans and a variety of consumer loans.  In addition, the Company originates loans for the construction of residential homes, multifamily properties, commercial real estate properties and land development.

A significant portion of the loans originated by the Company are collateralized by real estate. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments are generally dependent on the level of overall economic activity within the geographic areas and real estate values. The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments are generally dependent on the health of the real estate economic sector in the borrowers’ geographic areas, the borrowers’ financial condition and the economy in general.

A summary of the loan portfolio follows:

	December 31,
	2002	2001
	(In thousands)
Real estate loans:
Residential (one-to-four family)	$1,513,388	$1,311,606
Commercial	356,610	337,277
Construction	110,166	108,556
Home equity lines of credit	67,794	45,709
Total real estate loans	2,047,958	1,803,148
Commercial loans	127,822	115,562
Consumer loans:
Indirect auto loans	770,574	601,236
Less: unearned discount	210	1,651
Indirect auto loans, net	770,364	599,585
Other	45,027	56,039
Total consumer loans, net	815,391	655,624
Total loans	$2,991,171	$2,574,334

Loans serviced for others on a non-recourse basis at December 31, 2002 and 2001 amounted to $248,983,000 and $363,123,000, respectively.

Nonaccrual loans amounted to $14,073,000 and $13,408,000 at December 31, 2002 and 2001, respectively.  There are no commitments to extend additional credit on these loans.

The following table presents information about impaired loans:

	December 31,
	2002	2001	2000
	(In thousands )
At year-end—
Impaired loans	$9,494	$8,149	$2,182
Impaired loans with valuation allowance	8,336	6,040	1,600
Total valuation allowances (included in allowance for loan losses)	2,677	1,649	304
During the year—
Average balance of impaired loans	9,153	5,759	2,248
Interest income recognized on impaired loans	277	290	131

Interest income of approximately $963,000 would have been recorded during 2002 on nonaccruing loans if those loans had been on a current basis in accordance with their original terms.  Interest income actually recognized in 2002 on nonaccruing loans was approximately $479,000, with interest foregone on those loans of  $484,000.

In the ordinary course of business, the Company grants loans to its executive officers, directors and related parties on substantially the same terms as loans made to unrelated borrowers.  Related party loan activity for the years ended December 31, 2002 and 2001, is as follows:

	2002	2001
	(In thousands)
Balance, beginning of year	$5,889	$4,125
New loans	3,756	3,272
Payments	(2,714)	(1,508)
Balance, end of year	$6,931	$5,889

(5)              ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses follows:

	Years Ended December 31,
	2002	2001	2000
	(In thousands )
Balance, beginning of year	$29,513	$25,081	$16,828
Provision for loan losses	7,247	6,175	4,775
Acquired reserves (Note 2)	—	—	4,557
Charge-offs	(2,960)	(2,263)	(1,633)
Recoveries	554	520	554
Balance, end of year	$34,354	$29,513	$25,081

(6)              BANKING PREMISES AND EQUIPMENT

A summary of banking premises and equipment follows:

	December 31,		Estimated Useful Lives
	2002	2001
	(In thousands )
Land and improvements	$9,609	$9,734
Buildings and improvements	34,581	33,940	30 to 50 years
Property under capital lease	1,738	1,738	20 years
Leasehold improvements	3,514	2,568	8 to 10 years
Furniture and equipment	21,633	16,690	3 to 20 years
Construction-in-progress	710	231
	71,785	64,901
Less-accumulated depreciation and amortization	17,840	13,607
	$53,945	$51,294

Depreciation for the years ended December 31, 2002, 2001 and 2000 amounted to $4,442,000, $4,082,000 and $2,867,000, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of operations.

During 2002 and 2001, the Company recognized net gains of $231,000 and $372,000, respectively, upon the disposition of banking premises and equipment which are included in other noninterest income in the accompanying consolidated statements of operations.

(7)              DEPOSITS

A summary of deposit balances follows:

	December 31,
	2002	2001
	(In thousands)
Demand deposit accounts	$196,869	$180,916
NOW and money market deposit accounts	873,019	744,155
Passbook and other savings accounts	320,528	275,163
Total noncertificate accounts	1,390,416	1,200,234
Certificates of deposit–
Certificates of $100,000 and over	285,664	268,326
Certificates less than $100,000	727,795	723,797
Total certificates of deposit	1,013,459	992,123
Total deposits	$2,403,875	$2,192,357

A summary of interest expense on deposits for the years ended December 31, follows:

	December 31,
	2002	2001	2000
	(In thousands)
Now accounts	$1,010	$1,378	$1,210
Money market deposit accounts	10,705	10,566	8,499
Passbook and other savings accounts	4,175	4,181	4,370
Certificate of deposits	36,624	55,892	49,482
Total interest expense on deposits	$52,514	$72,017	$63,561

A summary of the maturity distribution of certificates of deposit with weighted average interest rates follows:

	December 31,
	2002		2001
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Within 1 year	$702,538	2.83%	$791,960	4.02%
Over 1 to 3 years	233,479	4.28	153,915	4.90
Over 3 to 5 years	77,442	4.49	46,248	5.10
	$1,013,459	3.29%	$992,123	4.21%

(8)              SHORT-TERM BORROWINGS

A summary of short-term borrowings follows:

	December 31,
	2002	2001	2000
	(In thousands)
Securities sold under agreements to repurchase	$34,128	$33,854	$29,082
Treasury tax and loan note account	2,000	730	2,345
	$36,128	$34,584	$31,427

Information concerning short-term borrowings for the years ended December 31, follows:

	December 31,
	2002	2001	2000
	(Dollars in thousands)
Average balance during the year	$38,339	$32,099	$32,562
Maximum outstanding at month end	43,142	37,464	57,637
Weighted average rate during the year	1.95%	3.69%	4.68%
Weighted average rate at year end	1.19%	2.48%	4.35%

The short-term borrowings outstanding as of December 31, 2002 mature within 30 days of year-end.

The Company’s available lines of credit with the Federal Home Loan Bank (FHLB) amounted to $42,500,000 at December 31, 2002.  The interest on borrowings under the lines of credit adjusts daily based on a formula. At December 31, 2002 and 2001, the Company had no advances outstanding under these lines.

(9)              FEDERAL HOME LOAN BANK ADVANCES

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

At its discretion, the FHLB of Boston may declare dividends on this stock.  Such dividends, which are included in dividends on investment securities, amounted to $1,555,000, $2,119,000 and $1,352,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

A summary of the maturity distribution of FHLB advances (based on final maturity dates) with weighted average interest rates follows:

	December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands )
Within 1 year	$230,323	4.34%	$160,587	5.16%	$119,967	6.51%
Over 1 to 5 years	322,868	4.29	268,939	5.11	171,725	6.03
Over 5 to 10 years	295,601	5.33	346,130	5.45	252,633	5.80
Over 10 years	10,012	6.99	11,261	6.97	12,633	6.91
	$858,804	4.69%	$786,917	5.30%	$556,958	6.05%

At December 31, 2002, outstanding advances of $402,000,000 are callable at the option of FHLB, of which $297,000,000 are callable at December 31, 2002, $70,000,000 are initially callable in 2003, $33,000,000 are initially callable in 2004 and $2,000,000 become initially callable thereafter.  The Company is generally subject to a substantial penalty upon prepayment of FHLB advances.

(10)       INCOME TAXES

The components of the provision for income taxes and the reconciliation between the statutory federal income tax rate and the effective income tax rate for the years indicated, are as follows:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Current–
Federal	$22,002	$17,267	$12,499
State	895	260	454
Total current	22,897	17,527	12,953
Deferred (benefit)—
Federal	(2,571)	(627)	112
State	(693)	(177)	(750)
Total deferred (benefit)	(3,264)	(804)	(638)
Total provision for income taxes	$19,633	$16,723	$12,315

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.2	(0.1)	0.3
Amortization of goodwill	—	1.8	—
Tax credits	(0.4)	(0.4)	(0.4)
Merger expenses	—	(0.8)	(0.8)
Other, net	0.1	(0.4)	(0.1)
Effective tax rate	34.9%	35.1%	34.0%

The Company’s net deferred tax asset consisted of the following tax effects of temporary differences:

	December 31,
	2002	2001
	(In thousands)
Gross deferred tax assets:
Allowance for loan losses	$14,297	$11,937
Deferred compensation and benefits	3,584	3,254
Core deposit intangible	1,081	996
Reserve for asset impairment	—	38
Deferred income	374	434
Deferred gain on sale/leaseback	187	199
Restricted stock	624	584
Other than temporary equity writedown	345	—
Other	230	9
	20,722	17,451
Gross deferred tax liabilities:
Unrealized gain on available-for-sale securities	(5,462)	(2,407)
REIT dividend	(2,809)	(1,853)
Gain on sale of loans	(173)	(470)
Depreciation	(493)	(1,040)
Loan fees	(808)	(812)
Purchase accounting adjustments	(1,286)	(1,269)
Other	(46)	(54)
	(11,077)	(7,905)
Net deferred tax asset	$9,645	$9,546

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

At December 31, 2002, the net deferred tax asset is supported by recoverable income taxes of approximately $52.1 million.  It should be noted however, that factors beyond management’s control can affect levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible timing differences.

STATE TAX ASSESSMENT

During 2002, the Massachusetts Department of Revenue (“DOR”) issued notices of intent to assess additional state excise taxes to various financial institutions throughout Commonwealth that have established real estate investment trusts (“REIT”) in their corporate structures.  The DOR contends that dividends received by the Banks from their REIT subsidiaries are fully taxable in Massachusetts.  The Company believes that the Massachusetts statutes that provide for the dividend received deduction equal to 95% of certain dividend distributions applies to distributions that have been made by the REIT subsidiaries to the Banks.  The Company has two REIT subsidiaries, Compass Preferred Capital Corporation (under Compass) and N Realty Corporation (under Nantucket Bank).  Both subsidiaries were formed in 1998.

The Governor of Massachusetts signed legislation on March 5, 2003 which expressly disallows deductions for dividends received from a REIT, resulting in such dividends being subject to state taxation.  In addition, this legislation applies retroactively to tax years ending on or after December 31, 1999.  The charge to operations to be incurred by Seacoast in the first quarter of 2003 totals approximately $11.2 million and includes the state tax liability and interest, less the federal tax benefit, for the tax years 1999 through 2002.  The Company believes that the new legislation will be challenged, especially the retroactive provisions, on constitutional and other grounds and intends to vigorously defend its position.

(11)       GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SEACOAST JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Company has one subsidiary business trust—Seacoast Capital Trust 1—of which the Company owns all of the common securities.  The trust has no independent assets or operations and exists for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the obligations of the Company.  The junior subordinated debentures, which are the sole assets of the trust, are unsecured obligations of the Company and generally are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Company.  The principal amount of subordinated debentures held by the trust equals the aggregate liquidation amount of its trust preferred securities and its common securities.  The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust preferred securities.  The effect of various contractual obligations of the Company fully and unconditionally connection with the issuance of trust preferred securities is that the Company fully and unconditionally guarantees the trust’s obligations under the trust securities.  For information concerning the ability of the Company to obtain funds from banking subsidiaries, see Note 13.  The trust preferred securities may be prepaid at par at the option of the trusts, in whole or in part, on or after their respective prepayment dates.

At December 31, 2002, excluding trust preferred securities repurchased by the Company, Seacoast Capital Trust I had $55.0 million of 8.50% trust preferred securities outstanding.  These trust preferred securities have a maturity date of June 30, 2032 but are callable at the option of the Company on or after June 30, 2007.

The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

(12)       COMMITMENTS AND CONTINGENCIES

Pursuant to the terms of noncancellable leases, future minimum annual rentals for both operating and capital leases at December 31, 2002 are as follows:

Years Ending December 31,	Operating Leases	Capital Lease
	(In thousands)
2003	$980	$205
2004	921	205
2005	826	205
2006	764	205
2007	697	205
Thereafter	4,553	2,049
		3,074
Less: interest		(1,374)
		$1,700

Certain leases contain renewal options the potential impact of which is not included above.  Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $1,042,000, $884,000 and $883,000, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of operations.  Rental income on portions of Company owned and occupied premises totaled $109,000, $106,000 and $166,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Aggregate cash reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $37.5 million were maintained to satisfy regulatory requirements at December 31, 2002.

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

(13)       REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2002 and 2001, the Company and the Banks met all applicable regulatory capital requirements.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank of Boston classified the Company’s capital as satisfactory and the most recent notifications from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an insured depository institution must maintain minimum total capital (to risk weighted assets), Tier 1 capital (to risk weighted assets) and Tier 1 leverage capital (to average assets) as set forth in the accompanying table and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.  There are no conditions or events since such notifications that management believes would have changed these classifications.

The Company’s and the Banks actual capital amounts and ratios are as follows:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
				(Dollars in thousands)
As of December 31, 2002:
Company (consolidated) —
Total capital	$363,176	14.33%	>	$202,723	>	8.0%		N/A		N/A
Tier 1 capital	330,674	13.05	>	101,362	>	4.0		N/A		N/A
Tier 1 leverage capital	330,674	8.93	>	148,077	>	4.0		N/A		N/A
Compass –
Total capital	$265,307	11.87%	>	$178,780	>	8.0%	>	$223,475	>	10.0%
Tier 1 capital	237,113	10.61	>	89,390	>	4.0	>	134,085	>	6.0
Tier 1 leverage capital	237,113	7.31	>	129,808	>	4.0	>	162,259	>	5.0
Nantucket Bank —
Total capital	$40,718	14.12%	>	$23,068	>	8.0%	>	$28,835	>	10.0%
Tier 1 capital	37,079	12.86	>	11,534	>	4.0	>	17,301	>	6.0
Tier 1 leverage capital	37,079	9.64	>	15,381	>	4.0	>	19,227	>	5.0

As of December 31, 2001:
Company (consolidated) —
Total capital	$294,743	13.34%	>	$176,756	>	8.0%		N/A		N/A
Tier 1 capital	266,011	12.04	>	88,378	>	4.0		N/A		N/A
Tier 1 leverage capital	266,011	8.04	>	132,344	>	4.0		N/A		N/A
Compass—
Total capital	$240,109	12.16%	>	$157,955	>	8.0%	>	$197,444	>	10.0%
Tier 1 capital	215,175	10.90	>	78,978	>	4.0	>	118,466	>	6.0
Tier 1 leverage capital	215,175	7.34	>	117,252	>	4.0	>	146,565	>	5.0
Nantucket Bank—
Total capital	$37,542	16.18%	>	$18,565	>	8.0%	>	$23,206	>	10.0%
Tier 1 capital	34,613	14.92	>	9,283	>	4.0	>	13,924	>	6.0
Tier 1 leverage capital	34,613	9.87	>	14,025	>	4.0	>	17,531	>	5.0

(14)     RETIREMENT AND OTHER BENEFIT PLANS

Pension Plans

Through October 31, 1999, Compass provided basic and supplemental pension benefits for eligible employees through the Savings Bank’s Employees Retirement Association Pension Plan (the Compass SBERA Plan).   Benefits were based on an employee’s years of service and annual compensation, as defined.  Compass’s funding policy was to contribute annually the maximum deductible amount for federal income tax purposes.  During 1999, the Board of Directors voted to freeze benefits and to terminate the Compass SBERA Plan.  In connection therewith, a curtailment gain of $1,472,000 was recognized in 1999 representing the difference between the estimated benefit obligation and the accumulated benefit obligation at the effective date of termination.

In October 2001, all obligations of the Compass SBERA Plan were settled with excess assets of $300,000 returned to Compass.  A gain of $1,504,000 was recognized in connection with this settlement principally related to previously unrecognized deferred gains.

Nantucket Bank provides pension benefits for its employees through the Nantucket SBERA Plan.  This Plan provides for benefits to be paid to eligible employees at retirement based primarily upon their years of service with Nantucket Bank and compensation level near retirement.  Contributions to this Plan equal the maximum deductible amount for tax purposes.  In August 2002, Nantucket Bank’s Board of Directors voted to freeze benefits under the Nantucket SBERA Plan effective September 30, 2002 and, at that time, Nantucket recognized a curtailment loss of $446,000.  As of December 31, 2002, Nantucket Bank has not terminated this Plan.

The following tables summarize the components of net periodic pension cost and the funded status of each of the SBERA Plans for the plan years ended October 31 (in thousands):

	Compass		Nantucket Bank
	2001	2000	2002	2001	2000
	(In thousands)
Benefit obligation at beginning of year	$11,374	$11,216	$1,929	$1,749
Service cost	—	—	201	153
Interest cost	766	701	135	135
Actuarial (gain) loss	102	(538)	(52)	109
Benefits paid	—	(131)	(8)	(218)
Settlements	(12,242)	(231)	—	—
Plan amendments	—	357	(579)	—
Benefit obligation at end of year	$—	$11,374	$1,626	$1,929	$1,749
Accumulated benefit obligation (fully vested)	$—	$11,374	$1,238	$1,034	$1,172
Change in plan assets:
Fair value of plan assets at beginning of year	$11,874	$11,609	$1,614	$1,932
Actual return on plan assets	668	670	(163)	(204)
Contributions	—	—	183	104
Benefits paid	—	(131)	(8)	(218)
Settlements	(12,242)	(274)	—	—
Reversion to employer	(300)	—	—	—
Fair value of plan assets at end of year	$—	$11,874	$1,626	$1,614	$1,932
Funding status:
Transition asset	$—	$(310)	—	$(600)	$(601)
Deferred gain (loss)	—	(1,518)	—	492	—
Accrued expense	—	1,328	—	423	418
Net amount recognized	$—	$500	$—	$(315)	$183

	Compass		Nantucket Bank
	2001	2000	2002	2001
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$201	$153
Interest cost	766	701	110	135
Expected return on plan assets	(711)	(907)	(129)	(155)
Amortization of transition asset	(27)	(27)	(1)	(1)
Net amortization and deferral	(20)	253	(4)	(22)
Curtailment loss	—	—	446	—
Net periodic benefit cost	$8	$20	$623	$110

Weighted average assumptions:
Discount rate	6.75%	6.75%	7.00%	7.75%
Expected return on plan assets	6.00	8.00	8.00	8.00
Rate of compensation increase	N/A	N/A	5.50	5.50

Postretirement Benefits Other than Pensions

Compass sponsors a postretirement life insurance plan (the Life Insurance Plan) that primarily covers pre-1996 retirees and a postretirement medical insurance plan that covers certain retirees of the former Sandwich Bank.   The Life Insurance Plan generally provides lifetime coverage to retired employees equal to their final annual rate of pay, but not more than $50,000, and to active full time employees equal to three times the employee’s annual salary, but not more than $350,000.  The total annual expense for these plans amounted to $105,000, $40,000 and $58,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the accrued liability was $628,000 and $567,000, respectively, while the accumulated benefit obligation was $824,000 and $841,000, respectively, measured using a 6.50% discount rate.

Supplemental Retirement Benefits

Compass has entered into agreements with four senior officers to provide supplemental retirement benefits based on 25% of the average of the three highest years of compensation (salary and bonus) paid to the officer in the ten years immediately preceding the officer’s retirement.  A reduced benefit is payable if the officer retires prior to age 65, but after age 55.  The present value of these future payments is being accrued over the estimated remaining terms of employment.  The accrued supplemental retirement liability was $2,069,000 and $1,839,000 at December 31, 2002 and 2001, respectively.  The agreements are being funded through a life insurance program with policy benefits accruing to the Bank.  The cash surrender value of the policies is $2,166,000 and $1,918,000 at December 31, 2002 and 2001, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Compass has agreed to calculate each year the additional amount that would need to be accrued in order to result in the executive annually receiving 70% of the average of the three highest years of the compensation paid to the officer in the ten years of employment immediately preceding the officer’s retirement from a combination of the Bank’s former defined benefit plan, the 25% supplemental retirement benefit, the employer contribution to the executive’s 401(k) plan, the ESOP, social security and any supplemental funding.  This amount, if any, is added to the executive’s account under the deferred compensation plan.

In August 2002, the Board of Directors of Nantucket Bank voted to establish a supplemental executive retirement plan for three of its executive officers. The plan will generally provide a retirement benefit, payable for 15 years, equal to 60% (70% in the case of the President) of the officer’s final three-year average earnings, proportionately reduced if the officer has less than 20 years of service at the time of separation, and subject to certain offsets based upon the officer’s social security benefits and other retirement benefits provided to the officer by Nantucket Bank.  Agreements with respect to this plan have not yet been executed.

Net expense for the supplemental retirement benefits for the years ended December 31, 2002, 2001 and 2000, amounted to $260,000, $309,000 and $276,000, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of operations.

Incentive Compensation Plan

Each of the Banks maintains a bonus plan providing for awards based on a combination of corporate and individual performance objectives being met, subject to the approval of the Board of Directors.  Amounts charged to operations under the bonus plans amounted to $1,468,000, $1,753,000 and $1,840,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

401(k) Plan

The Banks offer a 401(k) retirement savings plan for employees.  Participating employees may generally contribute up to 15% of their W-2 compensation.  The Banks match 50% of a participant’s deferral contribution on the first 6% of the deferral amount subject to the maximum allowable under federal regulations.  Since November 1999, the Compass plan has included a 3% automatic contribution for all eligible participants while Nantucket Bank has amended its 401(k) Plan to include a 3% automatic contribution for all eligible participants effective January 1, 2003.  Total 401(k) expense was $1,093,000, $1,097,000 and  $809,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

ESOP

In connection with its conversion from mutual-to-stock form and initial public offering, the Company established the Compass Bank for Savings Employee Stock Ownership Plan (“ESOP”) which acquired 1,120,000 of the Company’s shares at a price of $10 per share.  The purchase of the shares by the ESOP was funded by a loan of $11,200,000 from the Company.  The loan is being repaid in 80 equal quarterly installments with interest at a fixed rate of 7.75% and is secured by the unallocated shares of the ESOP.  The ESOP covers substantially all of Compass’s employees who have attained the age of 21 and who have completed at least 1,000 hours of service and since the beginning of 2002, has covered the qualifying employees at Nantucket Bank.

ESOP expense is based on the market value of the Company’s common stock at the time shares are allocated to employees, which differs from the $10 cost of those shares.  Such changes in market value impact the Company’s results of operations but have no impact on total stockholders’ equity.  ESOP expense for the years ended December 31, 2002, 2001 and 2000 amounted to $1,014,000, $828,000 and $572,000, respectively.

At December 31 2002 and 2001, shares held by the ESOP in suspense and released on an annual basis totaled 890,343 and 945,989, respectively.  The fair value of all unallocated ESOP shares was $17,816,000 and $16,224,000 at December 31, 2002 and 2001, respectively.  Dividends on ESOP shares are charged to retained earnings and ESOP shares committed to be released are considered outstanding in determining earnings per share.

Other

The former Sandwich Bank, acquired in December 1998, maintained certain employee and director benefit programs, including a directors deferred compensation plan and supplemental executive retirement plans,  which have been discontinued. Included in accrued expenses and other liabilities are $3,196,000, and $3,287,000, at December 31, 2002 and 2001, respectively, for such plans.  The net expense incurred by the Company totaled $192,000, $198,000 and $180,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Executive Officer Employment Agreements

The Company entered into employment agreements with the President and Chief Executive Officer and four other senior executives.  The employment agreements generally provide for the continued payment of specified compensation and benefits for two or three years, as applicable, and provide payments for the remaining term of the agreement after the officers are terminated, unless the termination is for “cause” as defined in the employment agreements.  The agreements also provide for payments to the officer upon voluntary or involuntary termination of the officer following a change in control, as defined in the agreement.  In addition, both Banks have entered into change of control agreements with certain other senior officers which provide for payments to the officer under certain circumstances, after a change of control, as defined in their agreements.

(15)       STOCK INCENTIVE PLAN

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

The total compensation cost of $6,370,000 for the conditioned stock award was determined at the award date since both the number of shares and price to be paid (zero) were known.  The cost, adjusted for any forfeitures and accelerated vesting, is being amortized ratably over five years when all risks of forfeiture have passed.  Forfeitures will be recognized as a reduction of compensation cost in the period in which they occur.  No forfeitures relating to the conditioned stock awards have occurred since the award date.  For the years ended December 31, 2002, 2001 and 2000, the Company expensed $1,249,000, $1,249,000 and $1,362,000, respectively, in connection with its conditioned stock award grants.

Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 1999	1,258,000	$11.375
Granted	20,000	11.375
Balance, December 31, 2000	1,278,000	11.375
Granted	90,000	15.240
Exercised	(28,000)	11.375
Forfeited	(7,000)	11.375
Balance, December 31, 2001	1,333,000	11.636
Granted	30,000	20.025
Exercised	(31,750)	11.375
Forfeited	(2,000)	11.375
Balance, December 31, 2002	1,329,250	11.832
Shares reserved for future grants	70,750

The range of per share prices for outstanding and exercisable stock options at December 31, 2002 are as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 10.595-$12.714	1,209,250	6.5	$11.375	708,450	$11.375
$ 12.715-$14.833	65,000	8.4	14.570	13,000	14.570
$ 14.834-$16.952	20,000	9.0	16.950	4,000	16,950
$ 16.953-$19.071	20,000	9.3	18.408	1,000	17.050
$ 19.072-$21.190	15,000	10.0	21.190	—	—
	1,329,250	6.7	$11.832	726,450	$11.471

(16)       FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Off-balance sheet financial instruments whose contract amounts present credit risk included the following:

	December 31,
	2002	2001
	(In thousands)
Unadvanced lines on commercial loans	$72,513	$75,700
Unadvanced lines on home equity and reserve lines of credit	73,221	53,187
Firm commitments to originate loans	170,133	102,053
Unadvanced construction loans	56,191	52,435
Standby letters of credit	2,564	1,784

Commitments to originate loans unadvanced lines of credit and unadvanced portion of construction loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily require future cash requirements.  Management evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained upon extension of the credit is based on management’s credit evaluation of the borrower.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial real estate.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, “ considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank.  The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved is represented by the contractual amounts of those instruments.  Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met.  Most guarantees extend up to one year. At December 31, 2002, the maximum potential exposure amount of future payments is $2.6 million. The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income producing real estate.  The fair value of the guarantees totaled $14,000 at December 31, 2002.

Forward commitments to sell residential mortgage loans are contracts which the Company enters into for the purpose of reducing the market risk associated with originating loans for sale.  Risks may include the possible inability of the Company to originate loans to fulfill the contracts.

(17)       FAIR VALUE OF FINANCIAL INSTRUMENTS

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

A summary of the estimated fair values of the Company’s financial instruments follows:

	December 31,
	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands )
Financial assets:
Cash and due from banks	$109,223	$109,223	$87,834	$87,834
Federal funds sold	11,056	11,056	92,899	92,899
Short-term investments	—	—	10,000	10,000
Investment securities	489,755	490,482	467,176	467,525
Loans held-for-sale	6,183	6,255	19,675	19,727
Total loans, net	2,956,817	3,082,887	2,544,821	2,552,161
Financial liabilities:
Deposits (with no stated maturity)	1,390,416	1,390,416	1,200,234	1,200,234
Certificates of deposit	1,013,459	1,014,924	992,123	1,014,086
Short-term and other borrowings	37,900	37,900	36,424	36,424
FHLB advances	858,804	903,501	786,917	878,689

(18)       CONDENSED PARENT COMPANY INFORMATION

The condensed unconsolidated financial statements of the Parent Company follow:

	December 31,
	2002	2001
	(In thousands)
BALANCE SHEETS
ASSETS:
Due from banks (primarily at Compass)	$9,713	$1,810
Investment securities available-for-sale	3,011	4,444
Residential loans, net	11,232	—
Investment in subsidiaries	345,121	289,482
Other assets	13,646	10,752
Total assets	$382,723	$306,488

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accrued expenses and other liabilities	$687	$764
Amounts payable to subsidiaries	3,270	—
Junior subordinated debentures supporting mandatory redeemable trust securities	59,278	—
Stockholders’ equity	319,488	305,724
Total liabilities and stockholders’ equity	$382,723	$306,488

	Year Ended December 31,
	2002	2001	2000
	(In thousands )
STATEMENTS OF OPERATIONS
INCOME:
Interest and dividends on investment securities	$174	$130	$136
Interest on loans	236	—	—
Dividends from subsidiaries	16,000	16,000	21,514
Gains on sales of investment securities	1,363	—	—
Other	17	40	—
Total income	17,790	16,170	21,650
PROVISION FOR LOAN LOSSES	12	—	—
EXPENSE:
Interest expense	2,939	—	—
Other noninterest expense	1,348	1,563	1,240
Total expense	4,287	1,563	1,240
Income before income taxes and equity in undistributed net income of subsidiaries	13,491	14,607	20,410
PROVISION (BENEFIT) FOR INCOME TAXES	(622)	(451)	58
Income before equity in undistributed net income of subsidiaries	14,113	15,058	20,352
EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	22,495	15,909	3,577
Net income	$36,608	$30,967	$23,929

The Parent Company’s statements of changes in stockholders equity are identical to the consolidated statements of changes in stockholders’ equity and therefore are not presented here.

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,608	$30,967	$23,929
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	12	—	—
Gain on sales of investments available for sale	(1,363)	—
Net amortization	(83)	(3)	11
Stock-based compensation	237	237	349
Equity in undistributed earnings of subsidiaries	(22,495)	(15,909)	(3,577)
Net (increase) decrease in other assets	(2,797)	449	830
Net increase (decrease) in other liabilities, net	(77)	(191)	250
Net (increase) decrease in amounts payable to subsidiaries	3,270	—	—
Net cash provided by operating activities	13,312	15,550	21,792
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Home Port Bancorp, Inc., net	—	(111)	(68,463)
Investment in subsidiaries	(25,000)	—	—
Purchase of securities available for sale	(516)	(87)	(1,358)
Proceeds from sales of investments available for sale	2,680	—	—
Purchase of loans	(12,170)	—	—
Net decrease in loans	927	—	—
Net cash used in investing activities	(34,079)	(198)	(69,821)
CASH FLOWS FROM FINANCING ACTIVITIES:
Non-operating dividends from subsidiaries	—	—	57,486
Proceeds from subordinated debentures	57,500	—	—
Exercise of stock options	337	320	—
Tax benefit of stock option and award transactions, net	725	63	—
Repurchase of common stock	(21,185)	(10,492)	(8,680)
Stock award reimbursement by Compass	1,012	1,012	1,012
Cash dividends	(9,719)	(8,089)	(6,320)
Net cash provided by (used in) financing activities	28,670	(17,186)	43,498
Net increase (decrease) in due from banks	7,903	(1,834)	(4,531)
DUE FROM BANKS BEGINNING OF YEAR	1,810	3,644	8,175
DUE FROM BANKS END OF YEAR	$9,713	$1,810	$3,644
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$150	$300	$0
Interest expense on borrowed funds	$2,939	—	—

(19)       STOCKHOLDERS’ EQUITY

Stock Conversion

As part of the conversion from mutual to stock form in 1998 (the “Conversion”), the Company established a liquidation account in an amount equal to its net worth as of May 31, 1998.  The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Compass after the Conversion.  The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases do not restore an account holder’s interest in the liquidation account.  In the event of a complete liquidation, each eligible account holder is entitled to receive balances for accounts then held.

Stock Repurchase Programs

Since 1999, the Board of Directors has authorized the Company to repurchase shares of common stock in the open market to meet the anticipated needs of stock awards and stock options issued in connection with the Stock Incentive Plan.  On four occasions, the Board of Directors, with the approval of the Commissioner of Banks, has authorized the Company to repurchase up to an additional 4,680,496 shares in the open market.  The Board of Directors delegated to the discretion of senior management the authority to determine the timing of the repurchase programs’ commencement, the timing of subsequent repurchases and the prices at which repurchases will be made.

As of December 31, 2002, the Company had repurchased 4,005,312 shares of its common stock under these stock repurchase programs at a total cost of $56.3 million, for an average cost of $14.055 per share.  An additional 675,184 shares remain available to be repurchased under the authorized limits.

Dividend Reinvestment and Stock Purchase Plan

In October 1999, the Board of Directors authorized a Dividend Reinvestment and Stock Purchase Plan “the Plan” for up to 500,000 shares of common stock.  Stockholders owning 100 or more shares are eligible to enroll and may reinvest part or all of their cash dividends.  Participants may also make optional cash payments from $100 to a maximum of $5,000 per quarter to purchase additional shares of common stock.  This plan commenced upon the Board’s declaration of the Company’s quarterly cash dividend in January 2000.  The Company has directed its agent to acquire shares in open market transactions to meet the needs of this plan. As of December 31, 2002, approximately 71,000 shares were held by the Plan.

(20)       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2002 and 2001.

	2002				2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except for per share mounts)

Interest income	$54,778	$55,070	$54,036	$53,200	$54,418	$55,349	$53,892	$52,730
Interest expense	23,176	24,038	23,795	24,405	26,951	29,060	28,749	28,731
Net interest income	31,602	31,032	30,241	28,795	27,467	26,289	25,143	23,999
Provision for loan losses	1,862	1,850	2,000	1,535	1,750	1,550	1,475	1,400
Gain (loss) on pension plan curtailment and settlement(1)	—	(446)	—	—	1,504	—	—	—
Other noninterest income(2)	3,332	4,003	3,621	3,205	4,590	3,686	3,565	2,998
Noninterest expense	17,829	17,240	17,088	16,889	17,511	15,991	16,067	15,807
Minority interest expense(3)	1,222	1,222	407	—	—	—	—	—
Income before income taxes	14,021	14,277	14,367	13,576	14,300	12,434	11,166	9,790
Provision for income taxes	4,829	5,019	5,083	4,702	5,099	4,400	4,165	3,059
Net income	$9,192	$9,258	$9,284	$8,874	$9,201	$8,034	$7,001	$6,731

Earnings per share:
Basic	$0.41	$0.41	$0.40	$0.39	$0.40	$0.34	$0.30	$0.29
Diluted	0.40	0.40	0.39	0.38	0.39	0.34	0.29	0.28

Cash dividends per share	0.11	0.11	0.10	0.10	0.09	0.09	0.08	0.08

(1) Refer to Note 14 regarding the curtailment and settlement of the defined benefits plans for the years ended 2002 and 2001.

(2) In the quarter ending December 31, 2001, the Company recorded gains on the sale of mortgage loans of approximately $1,024,000.

(3) Minority interest expense commenced in the quarter ended June 30, 2002 upon the issuance of the trust preferred securities.  See Note 11 for further information.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective May 16, 2002, Seacoast Financial Service Corporation (the “Company”) dismissed Arthur Andersen LLP (“Arthur Andersen”) as the Company’s independent public accountants.  On that date, the Company appointed KPMG LLP as independent auditors.  These actions were recommended by the Company’s Audit Committee and approved by the Board of Directors of the Company.

Arthur Andersen’s reports on the Company’s consolidated financial statements for the Company’s fiscal years ended 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and any interim periods preceding the dismissal of Arthur Andersen, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report.

During the Company’s two most recent fiscal years and any interim periods preceding the dismissal of Arthur Andersen, there were no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosures.  See the Form 8-K filed with the SEC on May 16, 2002.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by Item 10 of this Form is incorporated by reference herein from the Company’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders of the Company.

Item 11.  Executive Compensation

Information required by Item 11 of this Form is incorporated by reference herein from the Company’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information required by Item 12 of this Form is incorporated by reference herein from the Company’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders of the Company.

Item 13.  Certain Relationships and Related Transactions

Information required by Item 13 of this Form is incorporated by reference herein from the Company’s Proxy Statement related to the 2003 Annual Meeting of Stockholders of the Company.

Item 14.  Controls and Procedures

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

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)		Contents:

	1.	Financial Statements: All financial statements are included in Item 8. of Part II to this report.

2.

Financial Statement Schedules: All financial statement schedules have been omitted because they are either not required, not applicable or are included in the consolidated financial statements or related notes.

	3.	Exhibits

		2.1	Agreement and Plan of Merger, dated as of December 19, 2002 by and between Seacoast Financial Services Corporation, Seacoast Merger Sub, Inc. and Bay State Bancorp, Inc.++++++++

		2.2	Form of Voting Agreement (attached as Annex A to Exhibit 2.1)++++++++

		3.1	Articles of Organization of Seacoast Financial Services Corporation+++

		3.2	By-Laws of Seacoast Financial Services Corporation+++

		4	Specimen certificate for the common stock of Seacoast Financial Services Corporation++

		10.1*	Form of Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and Kevin G. Champagne+

		10.2*	Form of Employment Agreement by and among Compass Bank for Savings, Seacoast Financial Services Corporation and certain Officers of Compass Bank for Savings+

		10.3*	Form of Change in Control Agreements by and among Seacoast Financial Services Corporation, Compass Bank for Savings, Kevin G. Champagne and certain other Officers of Compass Bank for Savings+

		10.4*	Form of Change in Control Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and certain Officers of Compass Bank for Savings +

10.5*

Form of Executive Salary Continuation Agreements made and entered into by and between Compass Bank for Savings and Kevin G. Champagne, Arthur W. Short, John D. Kelleher and Francis S. Mascianica and forms of amendments thereto +

		10.6*	Trust Agreement, made as of December 18, 1992, by and between Compass Bank for Savings and Shawmut Bank, N.A. +

		10.7*	Compass Bank for Savings January 2000 Incentive Compensation Plan +++++

		10.12*	Compass Bank for Savings Executive Deferred Compensation Plan +

		10.13*	Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan +

		10.17*	Sandwich Co-operative Bank 1992 Directors Deferred Compensation Plan ++

		10.20*	Seacoast Financial Services Corporation 1999 Stock Incentive Plan ++++

		10.21	Junior Subordinated Indenture dated May 31, 2002 between the Seacoast Financial Services Corporation and State Street Bank and Trust Company++++++

		10.22	Trust Agreement of Seacoast Capital Trust I and Certificate of Trust dated April 9, 2002++++++

10.23

Amended and Restated Trust Agreement of Seacoast Capital Trust I dated May 31, 2002 among Seacoast Financial Services Corporation, State Street Bank and Trust Company, Christiana Bank and Trust Company, the Administrative Trustees named therein and the Several Holders of the Trust Securities++++++

10.24	Guarantee Agreement dated May 31, 2002 between Seacoast Financial Services Corporation and State Street Bank and Trust Company++++++

10.25

Agreement as to Expenses and Liabilities dated May 31, 2002 between Seacoast Financial Services Corporation and Seacoast Capital Trust I (incorporated by reference to Exhibit C to Exhibit 10.23 hereof)++++++

10.26**	Data Service Agreement with FISERV+++++++

10.27*	Payments and Waiver Agreement by and among Seacoast Financial Services Corporation, Bay State Bancorp, Inc., Bay State Federal Savings Bank and John F. Murphy++++++++

10.28*	Payments and Waiver Agreement by and among Seacoast Financial Services Corporation, Bay State Bancorp, Inc., Bay State Federal Savings Bank and Denise Renaghan++++++++

10.29*	Payment and Waiver Agreement by and among Seacoast Financial Services Corporation, Bay State Bancorp, Inc., Bay State Federal Savings Bank and Michael Gilles++++++++

10.30*	Consulting and Non-Competition Agreement between Seacoast Financial Services Corporation and John F. Murphy++++++++

10.31*	Non-Competition Agreement between Seacoast Financial Services Corporation and Denise Renaghan++++++++

11	A statement regarding earnings per share is included in Item 8., Note 1, of this report.

21	Subsidiaries (See Item 1. of Part I to this report.)

23	Consent of KPMG LLP.

99.1	Certification required by section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management compensatory plan or arrangement.

	**	Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

	+	Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-52889), filed with the SEC under the Company’s prior name, “The 1855 Bancorp”, on May 15, 1998.

	++	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-52889), filed with the SEC under the Company’s prior name, “The 1855 Bancorp”, on August 14, 1998.

	+++	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the SEC on November 18, 1998.

	++++	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 16, 1999.

	+++++	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2000.

	++++++	Incorporated by reference to the Company’s current report on Form 10-Q for the second quarter of 2002, filed with the SEC on August 14, 2002.

	+++++++	Incorporated by reference to the Company’s current report on Form 10-Q for the third quarter of 2002, filed with the SEC on November 14, 2002.

	++++++++	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 23, 2002.

(b)	Reports on Form 8-K: Form 8-K dated December 23, 2002 regarding the acquisition of Bay State Bancorp Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seacoast Financial Services Corporation
DATE: March 27, 2003	By:
Kevin G. Champagne
President and Chief Executive Officer

By:
Francis S. Mascianica, Jr
Treasurer, as Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin G. Champagne
Kevin G. Champagne	President, Chief Executive	March 27, 2003
Officer and Director
/s/ David P. Cameron
David P. Cameron	Director	March 27, 2003

/s/ Howard C. Dyer, Jr.
Howard C. Dyer, Jr.	Director	March 27, 2003

/s/ Mary F. Hebditch
Mary F. Hebditch	Director	March 27, 2003

/s/ Glen F. Johnson
Glen F. Johnson	Director	March 27, 2003

/s/ Thornton P. Klaren, Jr.
Thornton P. Klaren, Jr.	Director	March 27, 2003

/s/ J. Louis LeBlanc
J. Louis LeBlanc	Director	March 27, 2003

/s/ Frederic D. Legate
Frederic D. Legate	Director	March 27, 2003

/s/ Reale J. Lemieux
Reale J. Lemieux	Director	March 27, 2003

/s/ A. William Munro
A. William Munro	Director	March 27, 2003

/s/ Philip W. Read
Philip W. Read	Director	March 27, 2003

/s/ Carl Ribeiro
Carl Ribeiro	Director	March 27, 2003

/s/ Joseph H. Silverstein
Joseph H. Silverstein	Director	March 27, 2003

/s/ Gerald H. Silvia
Gerald H. Silvia	Director	March 27, 2003

CERTIFICATIONS

I, Kevin G. Champagne, certify that:

1.                    I have reviewed this annual report on Form 10-K of Seacoast Financial Services Corporation;

2.                  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/ Kevin G. Champagne
Kevin G. Champagne
President and Chief Executive Officer

CERTIFICATIONS

I, Francis S. Mascianica, Jr., certify that:

1.                    I have reviewed this annual report on Form 10-K of Seacoast Financial Services Corporation;

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/ Francis S. Mascianica, Jr.
Francis S. Mascianica, Jr.
Treasurer and Chief Financial Officer