Form 10-Q
period 2003-03-31
SEACOAST FINANCIAL SERVICES CORP
filed 2003-05-14
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   ☒ Yes    ☐  No

At May 12, 2003, the Company had 23,091,774 shares of common stock outstanding.

SEACOAST FINANCIAL SERVICES CORPORATION

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS:
Cash and due from banks	$105,188	$109,223
Federal funds sold	45,106	11,056
Total cash and cash equivalents	150,294	120,279
Investment securities
Available-for-sale, at fair value	397,833	426,791
Held to maturity, at amortized cost (fair value $19,161 and $19,448)	18,446	18,721
Restricted equity securities	46,136	44,243
Loans held-for-sale	9,587	6,183
Loans	3,058,271	2,991,171
Allowance for loan losses	(34,709)	(34,354)
Net loans	3,023,562	2,956,817
Accrued interest receivable	16,509	16,055
Banking premises and equipment, net	54,288	53,945
Other real estate owned and repossessed autos	332	1,350
Net deferred tax asset	10,377	9,645
Goodwill (Note 2)	33,903	33,903
Intangible assets (Note 2)	1,400	1,564
Other assets	13,489	11,549
Total assets	$3,776,156	$3,701,045

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$2,418,512	$2,403,875
Short-term borrowings	31,843	36,128
Federal Home Loan Bank advances	908,463	858,804
Other borrowings	1,754	1,772
Mortgagors’ escrow payments	5,761	4,489
Accrued expenses and other liabilities	31,438	21,626
Total liabilities	3,397,771	3,326,694

Guaranteed Preferred Beneficial Interests in Seacoast Junior Subordinated Deferrable Interest Debentures (Note 6)	69,405	54,863

Stockholders’ equity (Notes 7, and 8):
Preferred stock, par value $.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock, par value $.01 per share; authorized 100,000,000 shares; 26,758,136 shares issued	268	268
Additional paid-in capital	154,473	154,361
Retained earnings	210,908	216,632
Treasury stock, at cost, 3,666,362 shares in 2003 and 3,385,562 shares in 2002	(54,368)	(49,033)
Accumulated other comprehensive income	8,320	8,330
Unearned compensation - ESOP and restricted stock	(10,314)	(10,766)
Shares held in employee trust	(307)	(304)
Total stockholders’ equity	308,980	319,488
Total liabilities and stockholders’ equity	$3,776,156	$3,701,045

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (OPERATIONS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

(In thousands, except per share amounts)

	2003	2002
INTEREST AND DIVIDEND INCOME:
Interest on loans	$48,247	$46,923
Interest and dividends on investment securities	5,233	5,847
Interest on federal funds sold and short-term investments	54	430
Total interest and dividend income	53,534	53,200

INTEREST EXPENSE:
Interest on deposits	10,961	13,724
Interest on borrowed funds	10,319	10,681
Total interest expense	21,280	24,405
Net interest income	32,254	28,795

PROVISION FOR LOAN LOSSES	2,087	1,535
Net interest income after provision for loan losses	30,167	27,260

NONINTEREST INCOME:
Deposit and other banking fees	2,498	2,268
Loan servicing fees, net	173	197
Merchant card fee income, net	50	71
Other loan fees	350	234
Gain on sale of investment securities, net	259	141
Gain on sales of loans, net	45	83
Other income	209	211
Total noninterest income	3,584	3,205

NONINTEREST EXPENSE:
Salaries and employee benefits	9,973	9,413
Occupancy and equipment expenses	2,717	2,171
Data processing expenses	2,088	1,700
Marketing expenses	723	473
Professional services expenses	551	608
Amortization of intangibles (Note 2)	164	208
Other operating expenses	4,144	2,316
Total noninterest expense	20,360	16,889
Minority interest expense (Note 6)	1,233	—
Income before provision for income taxes	12,158	13,576
PROVISION FOR INCOME TAXES	15,187	4,702
Net (loss) income	$(3,029)	$8,874
(Loss) earnings per share (Note 5):
Basic	$(0.14)	$0.39
Diluted	$(0.14)	$0.38
Weighted average common shares outstanding	23,334,436	24,297,039
Weighted average unallocated ESOP shares and unvested restricted stock	(1,126,360)	(1,292,197)
Weighted average common shares outstanding – basic	22,208,076	23,004,842
Diluted effect of common stock equivalents	490,045	519,874
Weighted average common and common stock equivalent shares outstanding – diluted	22,698,121	23,524,716

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP/Restricted Stock	Shares Held in Employee Trust	Total

Balance, December 31, 2001	$268	$153,216	$189,743	$(28,185)	$3,531	$(12,575)	$(274)	$305,724
Exercise of Stock Options	—	36	—	20	—	—	—	56
Repurchase of common stock (Note 7)	—	—	—	(1,547)	—	—	—	(1,547)
Net income	—	—	8,874	—	—	—	—	8,874
Other comprehensive loss — Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	(2,002)	—	—	(2,002)
Comprehensive income (Note 3)	—	—	—	—	—	—	—	6,872
Cash dividends - $.10 per share	—	—	(2,339)	—	—	—	—	(2,339)
Amortization of unearned compensation	—	118	—	—	—	452		570
Other	—	—	—	—	—	—	(7)	(7)
Balance, March 31, 2002	$268	$153,370	$196,278	$(29,712)	$1,529	$(12,123)	$(281)	$309,329

Balance, December 31, 2002	$268	$154,361	$216,632	$(49,033)	$8,330	$(10,766)	$(304)	$319,488
Exercise of Stock Options	—	3	—	44	—	—	—	47
Repurchase of common stock (Note 7)	—	—	—	(5,379)	—	—	—	(5,379)
Net loss	—	—	(3,029)	—	—	—	—	(3,029)
Other comprehensive loss — Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	(10)	—	—	(10)
Comprehensive loss (Note 3)								(3,039)
Cash dividends - $.12 per share	—	—	(2,695)	—	—	—	—	(2,695)
Amortization of unearned compensation	—	131	—	—	—	452	—	583
Amortization of underwriting costs	—	(22)	—	—	—	—	—	(22)
Other	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2003	$268	$154,473	$210,908	$(54,368)	$8,320	$(10,314)	$(307)	$308,980

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

(In Thousands)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,029)	$8,874
Adjustments to reconcile net (loss) income to net cash provided by operating activities C
Depreciation	1,232	1,081
Amortization and accretion, net	359	650
Purchase accounting amortization, net	103	99
Stock-based compensation	583	570
Provision for loan losses	2,087	1,535
Gain on sale of investment securities, net	(259)	(141)
(Gain) loss on sale of fixed assets	(1)	1
Net increase deferred tax asset	(732)	(433)
Originations of loans held-for-sale	(8,715)	(7,311)
Proceeds from sales of loans originated for resale	5,356	8,613
Gain on sales of loans, net	(45)	(83)
Net increase in accrued interest receivable	(454)	(1,652)
Net decrease (increase) in other assets	(1,618)	493
Net increase in accrued expenses and other liabilities	9,839	4,109
Net cash provided by operating activities	4,706	16,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities classified as available-for-sale	(29,116)	(113,385)
Purchase of securities classified as held to maturity	—	(1,098)
Purchase of restricted equity securities	(1,893)	(830)
Proceeds from sales, calls, paydowns and maturities of securities classified as available-for-sale	57,648	34,718
Proceeds from calls, paydowns and maturities of securities classified as held-to-maturity	216	2,134
Purchase of loans	(3,295)	—
Net increase in loans	(65,886)	(66,965)
Recoveries of loans previously charged off	84	137
Proceeds from sales of repossessed assets	1,350	43
Purchase of premises and equipment	(1,583)	(700)
Net cash used in investing activities	(42,475)	(145,946)

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

(In Thousands)

	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in NOW, money market deposit and demand deposit accounts	$6,744	$44,330
Net increase in passbook and other savings accounts	13,191	14,226
Net increase (decrease) in certificates of deposit	(5,272)	2,213
Advances from Federal Home Loan Bank	83,000	62,000
Repayments of Federal Home Loan Bank advances	(33,341)	(39,864)
Net proceeds issuance of junior subordinated deferrable interest debentures	14,520	—
Net increase (decrease) in short-term and other borrowings	(4,303)	11,909
Net increase in mortgagors’ escrow payments	1,272	414
Repurchase of common stock	(5,379)	(1,547)
Cash dividends	(2,695)	(2,339)
Exercise of stock options	44	19
Tax benefits of stock option and award transactions, net	3	37
Net cash provided by financing activities	67,784	91,398

Net (decrease) increase in cash and cash equivalents	30,015	(38,143)
Cash and cash equivalents, beginning of year	120,279	190,733
Cash and cash equivalents, end of period	$150,294	$152,590

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowed funds	$21,233	$24,378
Income taxes paid	6,166	1,175
Minority interest expense	1,233	—
Supplemental disclosure of noncash transactions:
Transfers from loans to repossessed assets	332	—

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(In thousands, except per share data, unaudited)

(1)                                 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements of Seacoast Financial Services Corporation and its wholly-owned subsidiaries, Compass Bank for Savings (“Compass”), Nantucket Bank, Lighthouse Securities Corporation, and Seacoast Capital Trust I and II (collectively referred to herein as “the Company”) presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2002 included as part of its annual report on Form 10-K.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.  For interim reporting purposes, the Company follows the same significant accounting policies.  Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Stock-Based Compensation

The Company applies APB Opinion No. 25 in accounting for stocks options which measures compensation cost for stock based compensation plans as the difference between the exercise price of options granted and the fair market value of the Company’s stock at the grant date.  This generally does not result in any compensation charges to earnings.  Below, the Company discloses pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.  This is required by SFAS No. 123 for all companies that elect to continue using APB Opinion No. 25 for stock option grants.  As further noted in “Recent Accounting Pronouncements”, the Company is considering adopting SFAS No. 148, which is an amendment to SFAS No. 123 and allows for alternative methods of adopting fair value based compensation on stock option grants.  There were no stock option grants during the quarters ended March 31, 2002 and 2003.

Had the Company applied SFAS No. 123 in accounting for its stock option grants, net (loss) income and EPS (basic and diluted) would have been reduced to the pro forma amounts indicated below:

	Quarter Ended March 31,
	2003	2002
	(In thousands, except for per share)
Net (loss) income:
As reported	$(3,029)	$8,874
Pro forma	(3,137)	8,754
Basic EPS:
As reported	(0.14)	0.39
Pro forma	(0.14)	0.38
Diluted EPS:
As reported	(0.14)	0.38
Pro forma	(0.14)	0.37

(2)                                 GOODWILL AND INTANGIBLE ASSETS

The Company adopted Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as of January 1, 2002.  SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement.  As a result of adopting SFAS 142, the Company no longer amortizes the goodwill balance of $33.9 million.  An initial impairment test was performed during 2002 and another impairment test was completed at year-end.  The evaluations were made using discounted future cash flows, and in each analysis, it was determined that an impairment charge was not required.  Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g. recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary.

At March 31, 2003, the Company has $1.4 million in unamortized identifiable intangible assets consisting of core deposit intangibles and other intangibles.  Total amortization expense associated with these intangibles assets for the three months ending March 31, 2003 and 2002 was $164,000 and $208,000, respectively.

The changes in the carrying of goodwill and other intangibles assets for the three months ended March 31, 2003 and 2002, are as follows:

	Goodwill	Core Deposit Intangibles	Other Intangibles	Total Intangibles
	(In thousands)
Balance, December 31, 2001	$33,903	$2,263	$107	$36,273
Recorded during the period	—	—	—	—
Amortization expense	—	(186)	(22)	(208)
Impairment recognized	—	—	—	—
Balance, March 31, 2002	$33,903	$2,077	$85	$36,065

Balance, December 31, 2002	$33,903	$1,539	$25	$35,467
Recorded during the period	—	—	—	—
Amortization expense	—	(156)	(8)	(164)
Impairment recognized	—	—	—	—
Balance, March 31, 2003	$33,903	$1,383	$17	$35,303

Estimated amortization expense:
2003	—	608	18	626
2004	—	314	7	321
2005	—	208	—	208
2006	—	166	—	166
2007	—	115	—	115

The components of other intangibles assets follows:

March 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core deposit intangibles	$4,424	$3,041	$1,383
Other intangibles	220	203	17
Total	$4,644	$3,244	$1,400

(3)                                 COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for Seacoast are net (loss) income and unrealized gains (losses) on securities available for sale, net of tax.  The following is a reconciliation of comprehensive (loss) income for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Net (loss) income	$(3,029)	$8,874
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period net of taxes of $87 and ($1,438), respectively	158	(1,910)
Less: reclassification adjustment for gains included in net (loss) income, net of taxes of $91 and $49, respectively,	(168)	(92)
Other components of income, net	(10)	(2,002)
Comprehensive (loss) income	$(3,039)	$6,872

(4)                                 PENDING ACQUISITION

On December 19, 2002, the Company announced that it had entered into an agreement to acquire Bay State Bancorp, Inc. (“Bay State”), parent company of Bay State Federal Savings Bank.  Bay State had $584.5 million in assets and $61.0 million in shareholders’ equity at March 31, 2003.  Under terms of the agreement, each outstanding share of common stock of Bay State will be converted into the right to receive $27.00 in cash, or 1.257 shares of Seacoast common stock, plus cash in lieu of any fractional share interest, subject to election and allocation procedures which are intended to ensure that 55% of the outstanding shares of Bay State common stock will be converted into the right to receive Seacoast common stock and 45% of the outstanding shares of Bay State common stock will be converted into cash.  The agreement has been approved by the Seacoast and Bay State boards of directors, as well as Bay State Stockholders.  Consummation of the merger is subject to the receipt of all required regulatory approvals and other customary closing conditions.  The acquisition is expected to be completed by the end of the second quarter.

(5)                                 (LOSS) EARNINGS PER SHARE (EPS)

Basic EPS was computed based on the weighted average number of shares outstanding during the periods.  Unallocated ESOP shares and unvested restricted stock awards are not considered outstanding for purposes of the computation of basic EPS.  Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised and has been computed after giving consideration to the dilutive effect of stock options, stock awards and shares held in an employee trust.

(6)                                 CAPITAL TRUST SECURITIES

The following is a summary of the capital trust securities outstanding as of March 31, 2003:

Name	Issuance Date	Amount	Stated Rate	Maturity Date
Seacoast Capital Trust I	05/28/02	$54,885	8.50%	06/30/32
Seacoast Capital Trust II	03/27/03	14,520	6.65%	04/07/33
		$69,405

On March 27, 2003, Seacoast Capital Trust II, a subsidiary of Seacoast issued $15 million of trust preferred securities (“Securities”) and invested the proceeds from this offering in an equivalent amount of junior subordinated debentures issued by Seacoast.  The initial interest rate on these securities is fixed at 6.65% until April 7, 2008.  The securities are then callable at the option of Seacoast.  If Seacoast does not exercise its call option, the interest rate on the securities becomes variable at LIBOR +3.25% adjusting quarterly.  The securities remain callable at the Company’s option quarterly thereafter.  The proceeds from the offering to Seacoast, which was net of $450,000 of issuance costs, will be used for general corporate purposes, including working capital, capital expenditures, investments in or advances to existing or future indebtedness, repayment of maturing obligations, replacement of outstanding indebtedness and repurchase of outstanding stock.  The Securities pay interest quarterly and are mandatorily redeemable on April 7, 2033.

(7)                                 SHARE REPURCHASE PROGRAMS

During the three months ended March 31, 2003, Seacoast repurchased 285,000 shares of its outstanding common stock at an average price of $18.88.  At March 31, 2003, there were a total of 390,184 shares remaining under existing repurchase authorizations.

(8)                                 QUARTERLY CASH DIVIDEND

On April 24, 2003, the Board of Directors voted for the payment of a quarterly cash dividend of $.12 per share.  The dividend is payable on May 23, 2003 to stockholders of record on May 9, 2003.

(9)                                 STATE TAX ASSESSMENT

On March 5, 2003, a retroactive change to Massachusetts tax law was implemented which specifically denies the deduction for dividends received from a real estate investment trust subsidiary (REIT) in determining Massachusetts taxable income.  The law applies retroactively to tax years ending on or after December 31, 1999.  Although Seacoast Financial questions the constitutionality of this retroactive legislation, accounting principles generally accepted in the United States dictate that the total estimated assessment, including interest, be provided for at the time the law is enacted.  Seacoast Financial has two REIT subsidiaries that were formed in 1998 under its banking companies, Compass Bank for Savings and Nantucket Bank, that are impacted by this legislation.  Accordingly, Seacoast Financial recorded an $11,192,000 charge to first quarter earnings to recognize the liabilities for taxes ($9,571,000) and interest ($1,621,000, recorded as non-interest expense) resulting from the retroactive application of this new law.  This amount recorded is net of any federal and state income tax benefits.  In addition to the charge to earnings resulting from the retroactive application of the new legislation, Seacoast Financial has also ceased recording the tax benefits associated with the dividend received deduction in 2003.

(10)                          RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation No. 46 addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidating requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain disclosure requirements apply in all financial statements issued after January 31, 2003.  The Company does not believe the adoption of this statement will have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS #33.  SFAS #149 is generally effective for contracts entered into or modified after June 30, 2003.  The Company does not believe the adoption of this statement will have a material impact on the Company’s financial position or results of operations.

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

Comparison of Operating Results for the Quarters Ended March 31, 2003 and 2002

General.  The Company incurred a net loss of $3,029,000, or $0.14 per diluted share, for the quarter ended March 31, 2003, compared to net income of $8,874,000, or $0.38 per diluted share for the quarter ended March 31, 2002.  Included in the first quarter 2003 results is an $11,192,000 charge to earnings, $0.50 per diluted share, due to a retroactive change in Massachusetts tax law implemented on March 5, 2003.  Refer to Note 9 to the unaudited Consolidated Financial Statements.

Interest Income.  Interest income for the quarter ended March 31, 2003 was $53.6 million, compared to $53.2 million for the quarter ended March 31, 2002, an increase of $417,000, or 0.8%.  The increase in interest income resulted from growth in average interest-earning assets of $339.0 million, or 10.5%, partially offset by a decrease in the overall yield on interest-earning assets of 59 basis points in the 2003 period.  The principal areas of growth in average balances were related to real estate loans (up $254.4 million, or 13.7%) and indirect auto loans (up $160.9 million, or 26.3%).  The growth in real estate loans resulted from increased originations during the period and retention in portfolio of those real estate loans. The increase in indirect auto loans resulted from the favorable interest rate environment during the period and the continued geographic expansion of the network of participating dealers. The funding of loan growth during the period resulted in a decrease in the average balance in investment securities of $74.0 million or 12.8%.

Interest Expense.  Interest expense for the quarter ended March 31, 2003 was $21.3 million compared to $24.4 million for the quarter ended March 31, 2002, a decrease of $3.1 million or 12.8%.  This decrease resulted from a 68 basis points decrease in the cost of all funds from 3.40% in 2002 to 2.72% in 2003, partially offset by a higher average balance of interest-bearing liabilities (up $264.4 million, or 9.2%).  Average interest-bearing deposit balances increased $173.5 million, or 8.6%, during the quarter ended March 31, 2003 compared to the same period in 2002.

Interest expense on borrowed funds decreased $362,000 in the quarter ended March 31, 2003 primarily the result of a decrease of 65 basis points in the average rate paid on borrowed funds to 4.42% in 2003 from 5.07% in 2002, partially offset by an increase in the average balance of such funds of $90.9 million or 10.8% during the period.

The decrease in the cost of funds and the lower yields earned on interest-earning assets are reflective of the interest rate reductions implemented by the Federal Reserve during the period.

The following table presents average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the quarters indicated.

Seacoast Financial Services Corporation and Subsidiaries

Analysis of Net Yield on Earning Assets

(Unaudited)

Quarters ended March 31,

	2003			2002
	Average balance	Interest	Average yield/ Cost (1)	Average balance	Interest	Average yield/ Cost (1)
Assets:
Interest-earning assets:
Mortgage loans (3)	$2,104,991	$34,562	6.57%	$1,850,623	$33,259	7.19%
Commercial loans (3)	126,394	1,753	5.55	117,349	1,947	6.64
Indirect auto loans (3)	773,354	11,145	5.76	612,455	10,679	6.97
Other consumer loans (3)	43,568	839	7.70	54,849	1,093	7.97
Total loans	3,048,307	48,247	6.34	2,635,276	46,923	7.12
Federal funds sold and other short-term investments	22,093	54	0.98	106,161	430	1.62
Debt securities (2)	423,513	4,804	4.54	414,488	5,386	5.20
Equity securities (2)	59,629	460	3.09	58,576	492	3.36
Total earning assets	3,553,542	53,617	6.04	3,214,501	53,200	6.63
Allowance for loan losses	(34,602)			(30,028)
Non-interest earning assets	229,965			216,756
Total assets	$3,748,905			$3,401,229
Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$287,808	$184	0.26%	$260,238	$285	0.44%
Savings accounts	325,883	777	0.95	279,858	1,064	1.52
Money market savings accounts	579,187	2,023	1.40	496,691	2,741	2.21
Certificates of deposit	1,008,352	7,977	3.16	990,909	9,634	3.89
Total interest-bearing deposits	2,201,230	10,961	1.99	2,027,696	13,724	2.71
Borrowed funds:
Short-term borrowings (4)	35,818	144	1.61	36,747	256	2.79
FHLB advances	897,834	10,175	4.53	806,045	10,425	5.17
Total borrowings	933,652	10,319	4.42	842,792	10,681	5.07

Total interest-bearing liabilities	3,134,882	21,280	2.72	2,870,488	24,405	3.40
Non-interest bearing demand deposit accounts	210,938			193,495
Other liabilities	20,036			19,545
Trust preferred securities	55,032			—
Total liabilities	3,420,888			3,083,528
Stockholders’ equity	328,017			317,701
Total liabilities and stockholders’ equity	$3,748,905			$3,401,229
Net interest-earning assets	$418,660			$344,013
Net interest income (fully-taxable equivalent)		32,337			28,882
Less: fully-taxable equivalent adjustments		(83)			(87)
Net interest income		$32,254			$28,795
Net interest rate spread (5)			3.32%			3.23%
Net interest margin (6)			3.64%			3.59%

(1) Annualized

(2) Average balances include unrealized gains on securities available for sale.  Equity securities include marketable equity securities and restricted equity securities.

(3) Loans on non-accrual status are included in the average balances.

(4) Short-term borrowings include immaterial balances of other borrowings.

(5) Net interest rate spread represents the difference between the fully taxable yield on interest-earning assets and the cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income divided by average interest-earning assets (fully taxable equivalent) and basis.

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

	Quarters ended March 31, 2003 vs. 2002 Increase (decrease) due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$(251)	$(125)	$(376)
Debt securities	115	(697)	(582)
Equity securities	9	(42)	(33)
Mortgage loans	4,329	(3,026)	1,303
Commercial loans	142	(336)	(194)
Indirect auto loans	2,512	(2,046)	466
Other consumer loans	(218)	(36)	(254)
Total interest-earning assets	6,638	(6,308)	330

Interest-bearing liabilities:
Deposits:
NOW accounts	28	(129)	(101)
Savings accounts	155	(442)	(287)
Money market savings accounts	403	(1,121)	(718)
Certificates of deposit	167	(1,824)	(1,657)
Total deposits	753	(3,516)	(2,763)

Borrowed funds:
Short-term borrowings	(5)	(107)	(112)
FHLB advances	1,117	(1,367)	(250)
Total borrowings	1,110	(1,472)	(362)
Total interest-bearing liabilities	1,863	(4,988)	(3,125)
Net interest income (fully-taxable equivalent)	$4,776	$(1,321)	$3,455

Provision for Loan Losses.  The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is appropriate to absorb losses inherent within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio, risk rating of loans, and the levels of nonperforming and other classified loans.  The amount of the allowance is estimated based on numerous judgments, and ultimate losses may vary from such estimates.  Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly in order to maintain the adequacy of the allowance.  For a full discussion on the Company’s allowance for loan losses policies see “Allowance for Loan Losses” in the Company’s 2002 annual report on Form 10-K.

The Company provided $2.1 million for loan losses in the quarter ended March 31, 2003 compared to $1.5 million in the quarter ended March 31, 2002.  The increase of $552,000 in 2003 was primarily attributable to risks associated with the growth in the loan portfolios as well as an increase in charge-offs and non-accrual loans.  The total allowance of $34.7 million at March 31, 2003 represented 1.13% of total loans compared to a ratio of 1.15% at December 31, 2002.  The allowance for loan losses as a percentage of non-performing loans was 174.9% compared to 244.1% at December 31, 2002.

Noninterest Income.  Total noninterest income was $3.6 million for the quarter ended March 31, 2003 compared to $3.2 million in the same period of 2002, an increase of $379,000, or 11.8%.  The increase was primarily the result of increases in deposit and other banking fees, other loan fees and gains on the sale of investment securities. The increases were partially offset with decreases in loan servicing fees, merchant card fee income and sales of loans.

Noninterest Expense.   Noninterest expense increased by $3.5 million or 20.6%, from $16.9 million for the quarter ended March 31, 2002 to $20.4 million for the quarter ended March 31, 2003.  This increase reflected increases in salaries and employee benefits ($560,000), occupancy and equipment ($546,000), data processing ($388,000), marketing ($250,000) and other noninterest expense ($1.8 million).  The increases in noninterest expenses were partially offset by decreases in professional services ($57,000) and amortization of intangibles ($44,000).

Salaries and employee benefits increased $560,000, or 5.9%, during the quarter ended March 31, 2003.  This increase was the result of salary increases averaging 4.5%, additions to staff in the Credit Administration and Managed Assets departments and other increases in staffing related to Company growth and franchise expansion, supplemented by increases in employee benefits.

Occupancy and equipment expenses increased by $546,000, or 25.1%, during the quarter ended March 31, 2002. This increase was primarily the result of increases in building and equipment depreciation and maintenance expenses related to branch expansion during the period.

Data processing expenses increased $388,000, or 22.8%, during the quarter ended March 31, 2003 due primarily to core processing activities that are volume-related and increases in the number of retail deposit and loan accounts. Also, data communication line and software maintenance expenses increased due to the anticipated conversion of the core processing functions to another service bureau scheduled in the second quarter.

Marketing expenses increased $250,000, or 52.9%, during the quarter ended March 31, 2003.  This increase was primarily attributable to an overall general increase in marketing and advertising efforts related to brand building and product campaigns.

Professional services expenses decreased $57,000 or 9.4%, during the quarter ended March 31, 2003.  This decrease was primarily the result of reductions in expenses related to tax and audit fees and corporate consulting.

Amortization of intangibles decreased $44,000, or 21.2%, during the quarter ending March 31, 2003.  This decrease is primarily attributable to the elimination of certain intangibles related to deposit acquisitions in previous years that have become fully amortized.

Other noninterest expense increased $1.8 million, or 78.9%, during the quarter ended March 31, 2003.  This increase reflects primarily the recording of an interest deficiency charge of $1.6 million as a result of the Massachusetts law change that retroactively disallowed the REIT dividend deduction for the years ended December 31, 1999 through December 31, 2002. (See Note 9 to the Unaudited Consolidated Financial Statements).  Excluding this deficiency charge, other noninterest expense increased $228,000, or 9.8% during the period. Most of that increase was related to increases in postage and security related expenses.

Minority Interest Expense.  Interest expense of $1.2 million reflects the issuance of $55.0 million of the 8.50% trust preferred securities in June 2002 and $15.0 million of pooled 6.65% trust preferred stock in March 2003.

Income Taxes. During the quarter ended March 31, 2003, the Company recorded a state income tax provision of $9.6 million, net of the federal income tax benefit, as a result of the Massachusetts law change that retroactively disallowed the REIT dividend deduction for the years ended December 31, 1999 through December 31, 2002.  Due primarily to the impact of this extra state tax provision, the effective tax rate was 124.9% for the quarter ended March 31, 2003, as compared with 34.6% for the same period in 2002.  Exclusive of this provision and the interest deficiency charge, the effective tax rate for the quarter ended March 31, 2003 would have been 40.8% compared to 34.6% in the same period in 2002. This increase from 2002 primarily reflects the impact of the elimination of the tax benefit attributable to REIT dividends in 2003. (See Note 9).

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets increased by $75.1 million from $3,701.1 million at December 31, 2002 to $3,776.2 million at March 31, 2003.  During the quarter ended March 31, 2003, investment securities held as available-for-sale decreased $29.0 million from $426.8 million at December 31, 2002 to $397.8 million at March 31, 2003.  The decrease was primarily the result of securities being called due to the low interest rate environment and scheduled maturities.  During the quarter ended March 31, 2003, the loan portfolio increased by $67.1 million, or 2.2%, which was funded principally by Federal Home Loan Bank advances of $49.7 million and, to a lesser extent deposit growth of $14.6 million.  Short-term borrowings decreased $4.3 million from $36.1 million at December 31, 2002 to $31.8 million at March 31, 2003.  The decrease in short-term borrowings was primarily due to a reduction in sweep accounts of $2.5 million and treasury tax and loan borrowings of $1.8 million.

LOANS

The following table shows the composition of the Company’s loan portfolio at:

	March 31, 2003	December 31, 2002
	(In thousands)
Real estate loans:
Residential (one-to-four family)	$1,576,224	$1,513,388
Commercial	360,782	356,610
Construction	106,473	110,166
Home equity lines of credit	75,057	67,794
Total real estate loans	2,118,536	2,047,958
Commercial loans	121,969	127,822
Consumer loans:
Indirect auto loans	775,911	770,574
Less-unearned discount	102	210
Indirect auto loans, net	775,809	770,364
Other	41,957	45,027
Total consumer loans, net	817,766	815,391
Total loans	$3,058,271	$2,991,171

Loans serviced for others on a non-recourse basis at March 31, 2003 and December 31, 2002 amounted to $216,161,000 and $248,983,000, respectively.

The increase in loans occurred primarily in the residential, home equity, and indirect auto loan portfolios.  From December 31, 2002 to March 31, 2003, residential mortgage loans increased by $62.8 million, or 4.2%, home equity lines of credit increased by $7.3 million, and indirect auto loans increased by $5.4 million. The growth during the quarter ended March 31, 2003 was generally attributable to lower interest rates during this period as well as a successful marketing campaign for new home equity lines of credit.  The Company has continued to retain in portfolio most residential mortgage loan originations and has continued to emphasize the origination of indirect auto loans through its network of automobile dealers which has recently been expanded to include dealers in communities contiguous to the metropolitan Boston area and southern New Hampshire.

RISK ELEMENTS

The following table sets forth information regarding non-performing assets:

	03/31/03	12/31/02
	(Dollars in thousands)
Non-accrual loans (1):
Real estate loans:
Residential	$4,126	$3,654
Commercial	4,949	3,978
Construction	1,967	—
Home equity	189	77
Commercial loans	7,541	5,028
Indirect auto loans	1,004	1,194
Other consumer loans	70	142
Total non-accrual loans	19,846	14,073
Restructured loans (2)	—	—
Other real estate owned and repossessed autos	333	1,350
Total non-performing assets	$20,179	$15,423

Allowance for loan losses as a percent of total loans	1.13%	1.15%
Allowance for loan losses as a percent of total non-performing loans (3)	174.9%	244.1%
Non-performing loans as a percent of total loans	0.65%	0.47%
Non-performing assets as a percent of total assets	0.53%	0.42%

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

Loans are considered impaired when it is probable that the Company will not be able to collect principal, interest and fees according to the contractual terms of the loan agreement.  Total impaired loans at March 31, 2003 and, December 31, 2002, were $15.3 million and $9.5 million, respectively.  The increase in non-accrual loans at March 31, 2003, was due mainly to several loans which had reached the contractual maturity date more than 90 days prior.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Balance at beginning of period	$34,354	$29,513
Provision for loan losses	2,087	1,535
Charge-offs:
Mortgage loans:
Residential	—	—
Commercial	(6)	—
Home equity	—	—
Construction	—	—
Commercial loans	(120)	(244)
Indirect auto loans	(1,688)	(605)
Other consumer loans	(2)	(4)
Total charge-offs	(1,816)	(853)

Recoveries:
Mortgage loans:
Residential	—	—
Commercial	—	31
Home equity	—	—
Construction	—	—
Commercial loans	2	23
Indirect auto loans	79	83
Other consumer loans	3	—
Total recoveries	84	137

Net charge-offs	(1,732)	(716)

Balance at end of period	$34,709	$30,332

Ratio of annualized net charge-offs to average loans	0.23%	0.11%

The increase in indirect auto loan charge-offs during the first quarter of 2003 versus 2002 is due in part to the significant growth in the portfolio during the past year (average balances increased $161 million or 26%), coupled with rising unemployment and lower values realized from repossessed auto sales.

DEPOSITS

A summary of deposit balances is as follows:

	March 31, 2003	December 31, 2002
	(In thousands)
Demand deposit accounts	$197,831	$196,869
NOW and money market deposit accounts	878,801	873,019
Passbook and other savings accounts	333,719	320,528
Total non-certificate accounts	1,410,351	1,390,416

Certificates of deposit -
Term certificates of $100,000 and over	286,720	285,664
Term certificates less than $100,000	721,441	727,795
Total certificates of deposit	1,008,161	1,013,459
	$2,418,512	$2,403,875

Total deposits at March 31, 2003 were $2,418.5 million, an increase of $14.6 million, compared to $2,403.9 million at December 31, 2002.  Core deposit account balances (non-certificate) increased by $19.9 million during the quarter.  The increase in core deposits during the quarter was generally attributable to normal seasonal fluctuations, continued uncertainty in the stock market as consumers seek safety and liquidity, as well as the result of less attractive rates being offered on term deposit products.  The slight decrease in certificates of deposits was primarily the result of declining interest rates for this type of product and consumers wanting to maintain a liquid position.

LIQUIDITY AND CAPITAL RESOURCES

The decrease in stockholders’ equity of $10.5 million to $309.0 million at March 31, 2003 resulted from the net loss of $3.0 million for the quarter ended March 31, 2003 and by cash dividends and stock repurchases totaling $8.1 million.  There remain 390,184 shares available for repurchase under the Company’s fourth repurchase program announced in September 2002.  Management expects to fully repurchase the remaining shares under this program during 2003, subject to market conditions.

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

As voluntary members of the Federal Home Loan Bank of Boston (FHLB), Compass and Nantucket Bank are entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to others.  Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit specifically   pledged to the FHLB.  At March 31, 2003, Compass and Nantucket Bank had approximately $350.4 million and $28.9 million, respectively, in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock.  Use of this borrowing capacity may also be impacted by regulatory capital requirements.

Liquidity management is both a daily and long-term function of business management.  The measure of a Bank’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  At March 31, 2003, the Company maintained cash and due from banks, federal funds sold, short-term investments and debt securities maturing within one year of $212.4 million, or 5.62% of total assets.  The Company invests excess funds, if any, in federal funds sold which provides liquidity to meet lending requirements.

At March 31, 2003, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $324.6 million.  The Company also had a $2.3 million commitment to purchase and renovate office space for Bank use.  The Company anticipates that it will have sufficient funds available to meet its current commitments.  Certificates of deposit maturing within one year from March 31, 2003 amounted to $690.2 million.  The Company expects that a significant portion of maturing certificate accounts will be retained at maturity.

The Company’s and the Banks’ capital ratios at March 31, 2003 were as follows:

	Seacoast Financial	Compass Bank	Nantucket
Total Capital (to risk weighted assets)	14.13%	12.16%	12.94%
Tier 1 Capital (to risk weighed assets)	12.84	10.90	11.68
Tier 1 Capital (to average assets)	8.91	7.59	8.21

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

As of March 31, 2003, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

	Percentage Change in Estimated Net Interest Income Over:
	12 months	24 months
300 basis point increase in rates	(11.84)%	(9.75)%
100 basis point decrease in rates (Note 1)	2.07%	0.47%

(1)          Due to the low interest rate environment in effect at March 31, 2003 (the average Federal Fund overnight rates were trading below 1.25%) the simulation model could only be rate shocked down 100 basis points.

For each one percentage point change in net interest income, the effect on net income would be $776,000, assuming a 41% tax rate.

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

Item 4.   Submission of Matters to A Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

a.	Exhibits:

2.1	Agreement and Plan of Merger, dated as of December 19, 2002 by and between Seacoast Financial Services Corporation, Seacoast Merger Sub. Inc. and Bay State Bancorp, Inc. +++

2.2	Form of Voting Agreement (attached as Annex A to Exhibit 2.1)+++

3.1	Articles of Organization of Seacoast Financial Services Corporation++

3.2	By-Laws of Seacoast Financial Services Corporation++

4	Specimen certificate for the common stock of Seacoast Financial Services Corporation+

11	A statement regarding earnings per share is included in Item 1, Note 5, of this report.

99	Certification required by section 906 of the Sarbanes-Oxley Act of 2002.

b.

We filed a Current Report on Form 8-K on March 6, 2003 under Items 5 and 7 of Form 8-K to report the state income tax provision relating to the retroactive disallowance of the REIT dividend deductions.

+

Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company’s prior name, “The 1855 Bancorp”, on August 14, 1998.

++	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 18, 1998.

+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seacoast Financial Services Corporation
(Registrant)

Date: May 14, 2003	By	/s/ Kevin G. Champagne
Kevin G. Champagne
President and Chief Executive Officer

Date: May 14, 2003	By	/s/ Francis S. Mascianica, Jr.
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

Date:	May 14, 2003

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

Date:	May 14, 2003

/s/ FRANCIS S. MASCIANICA, Jr.
Francis S. Mascianica, Jr.
Treasurer and Chief Financial Officer