Form 10-Q
period 2003-06-30
SEACOAST FINANCIAL SERVICES CORP
filed 2003-08-14
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED JUNE 30, 2003

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

At August 14, 2003, the Company had 26,241,630 shares of common stock outstanding.

SEACOAST FINANCIAL SERVICES CORPORATION

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands) (Unaudited)

	June 30, 2003	December 31, 2002
ASSETS:
Cash and due from banks	$137,930	$109,223
Federal funds sold	73,166	11,056
Total cash and cash equivalents	211,096	120,279
Investment securities —
Available-for-sale, at fair value	364,240	426,791
Held to maturity, at amortized cost (fair value $18,646 and $19,448)	17,827	18,721
Restricted equity securities	55,623	44,243
Loans held-for-sale	8,528	6,183
Loans	3,626,988	2,991,171
Allowance for loan losses	(41,797)	(34,354)
Net loans	3,585,191	2,956,817
Accrued interest receivable	20,010	16,055
Banking premises and equipment, net	59,442	53,945
Other real estate owned and repossessed autos	366	1,350
Net deferred tax asset	10,062	9,645
Goodwill (Note 3)	115,519	33,903
Intangible assets (Note 3)	8,040	1,564
Other assets	20,871	11,549
Total assets	$4,476,815	$3,701,045

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$2,896,842	$2,403,875
Short-term borrowings	38,713	36,128
Federal Home Loan Bank advances	1,041,593	858,804
Other borrowings	1,735	1,772
Mortgagors’ escrow payments	7,215	4,489
Accrued expenses and other liabilities	28,948	21,626
Total liabilities	4,015,046	3,326,694

Guaranteed Preferred Beneficial Interests in Seacoast Junior Subordinated Deferrable Interest Debentures (Note 6)	69,359	54,863

Stockholders’ equity (Notes 7, and 8):
Preferred stock, par value $.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock, par value $.01 per share; authorized 100,000,000 shares; 30,227,555 shares issued in 2003; 26,758,136 issued in 2002	302	268
Additional paid-in capital	226,437	154,361
Retained earnings	221,567	216,632
Treasury stock, at cost, 3,745,925 shares in 2003 and 3,387,562 shares in 2002	(55,677)	(49,033)
Accumulated other comprehensive income	9,953	8,330
Unearned compensation - ESOP and restricted stock	(9,862)	(10,766)
Shares held in employee trust	(310)	(304)
Total stockholders’ equity	392,410	319,488
Total liabilities and stockholders’ equity	$4,476,815	$3,701,045

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
INTEREST AND DIVIDEND INCOME
Interest on loans	$50,535	$47,180	$98,783	$94,103
Interest and dividends on investment securities	4,651	6,551	9,883	12,398
Interest on federal funds sold and short-term investments	158	305	212	735
Total interest and dividend income	55,344	54,036	108,878	107,236
INTEREST EXPENSE
Interest on deposits	11,352	13,057	22,313	26,781
Interest on borrowed funds	10,476	10,738	20,795	21,419
Total interest expense	21,828	23,795	43,108	48,200
Net interest income	33,516	30,241	65,770	59,036
PROVISION FOR LOAN LOSSES	2,087	2,000	4,174	3,535
Net interest income after provision for loan losses	31,429	28,241	61,596	55,501
NONINTEREST INCOME
Deposit and other banking fees	3,053	2,534	5,551	4,802
Loan servicing fees, net	169	235	342	432
Merchant card fee income, net	211	261	261	332
Other loan fees	532	334	882	568
Gain (loss) on investment securities, net	61	(233)	321	(92)
Gain on sales of loans, net	127	99	172	182
Other income	313	391	522	602
Total noninterest income	4,466	3,621	8,051	6,826
NONINTEREST EXPENSE
Salaries and employee benefits	10,960	9,283	20,934	18,696
Occupancy and equipment expenses	2,803	2,276	5,519	4,447
Data processing expenses	2,107	1,800	4,196	3,500
Marketing expenses	769	770	1,491	1,243
Professional services expenses	1,209	623	1,761	1,231
Amortization of intangibles (Note 3)	275	206	439	414
Other operating expenses	2,147	2,130	6,291	4,446
Total noninterest expense	20,270	17,088	40,631	33,977
Minority interest expense (Notes 6, and 10)	1,471	407	2,704	407
Income before provision for income taxes	14,154	14,367	26,312	27,943
PROVISION FOR INCOME TAXES	838	5,083	16,025	9,785
Net income	$13,316	$9,284	$10,287	$18,158
EARNINGS PER SHARE (Note 5)
Basic	$0.57	$0.40	$0.46	$0.79
Diluted	$0.56	$0.39	$0.45	$0.77
Weighted average common shares outstanding	24,257,066	24,176,594	23,583,687	24,278,149
Weighted average unallocated ESOP shares and unvested restricted stock	(1,094,158)	(1,262,600)	(1,115,709)	(1,281,330)
Weighted average common shares outstanding – basic	23,162,908	22,913,994	22,467,978	22,996,819
Diluted effect of common stock equivalents	497,384	631,431	496,316	580,320
Weighted average common and common stock equivalent shares outstanding – diluted	23,660,292	23,545,425	22,964,294	23,577,139

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(In thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Unearned Compensation ESOP /Restricted Stock	Shares-Held In Employee Trust	Total
Balance, December 31, 2001	$268	$153,216	$189,743	$(28,185)	$3,531	$(12,575)	$(274)	$305,724
Exercise of stock options	—	139	—	242	—	—	—	381
Repurchase of common stock (Note 7)	—	—	—	(7,550)	—	—	—	(7,550)
Net income		—	18,158	—	—	—	—	18,158
Other comprehensive income — Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	1,855	—	—	1,855
Comprehensive income (Note 4)	—	—	—	—	—	—	—	20,013
Cash dividends - $.20 per share	—	—	(4,668)	—	—	—	—	(4,668)
Amortization of unearned compensation	—	285	—	—	—	904	—	1,189
Other	—	(7)	—	—	—	—	(16)	(23)
Balance, June 30, 2002	$268	$153,633	$203,233	$(35,493)	$5,386	$(11,671)	$(290)	$315,066

Balance, December 31, 2002	$268	$154,361	$216,632	$(49,033)	$8,330	$(10,766)	$(304)	$319,488

Common stock issued: 3,469,419 shares at $20.72	34	71,852	—	—	—	—	—	71,886
Exercise of stock options	—	3	—	44	—	—	—	47
Repurchase of common stock (Note 7)	—	—	—	(6,688)	—	—	—	(6,688)
Net income	—	—	10,287	—	—	—	—	10,287
Other comprehensive income — Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	1,623	—	—	1,623
Comprehensive income (Note 4)	—	—	—	—	—	—	—	11,910
Cash dividends - $.24 per share	—	—	(5,352)	—	—	—	—	(5,352)
Amortization of unearned compensation	—	265	—	—	—	904	—	1,169
Amortization of underwriting costs	—	(44)	—	—	—	—	—	(44)
Other	—	—	—	—	—	—	(6)	(6)
Balance, June 30, 2003	$302	$226,437	$221,567	$(55,677)	$9,953	$(9,862)	$(310)	$392,410

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(In thousands) (Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,287	$18,158
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	2,521	2,169
Amortization and accretion, net	725	1,040
Purchase accounting amortization, net	478	485
Stock-based compensation	1,169	1,189
Provision for loan losses	4,174	3,535
(Gain) loss on investment securities, net	(321)	92
Gain on sale of fixed assets	(1)	(97)
Net increase deferred tax asset	(417)	(1,105)
Originations of loans held-for-sale	(9,411)	(4,616)
Proceeds from sales of loans originated for sale	7,313	19,513
Gain on sales of loans, net	(172)	(182)
Net increase in accrued interest receivable	(1,096)	(2,605)
Net decrease in other assets	10,999	824
Net increase (decrease) in accrued expenses and other liabilities	(10,724)	4,660
Net cash provided by operating activities	15,524	43,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities classified as available-for-sale	(30,403)	(129,993)
Purchase of securities classified as held-to-maturity	—	(1,098)
Purchase of restricted equity securities	(2,925)	(1,885)
Proceeds from sales, calls, paydowns and maturities of securities classified as available-for-sale	97,559	85,303
Proceeds from calls, paydowns and maturities of securities classified as held -to-maturity	775	2,200
Cash paid for acquisition of Bay State Bancorp, Inc., net of cash acquired	(35,547)	—
Purchase of loans	(9,327)	—
Net increase in loans	(113,964)	(172,847)
Recoveries of loans previously charged off	783	278
Proceeds from sales of repossessed assets	2,313	18
Proceeds from sales of fixed assets	—	338
Purchase of premises and equipment	(3,211)	(3,601)
Net cash used in investing activities	(93,947)	(221,287)

Statement  continued on next page.

	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in NOW, money market deposit and demand deposit accounts	$80,662	$93,567
Increase in passbook and other savings accounts	34,438	30,353
Increase (decrease) in certificates of deposit	(11,224)	13,145
Advances from Federal Home Loan Bank	186,140	139,500
Repayments of Federal Home Loan Bank advances	(128,488)	(98,802)
Increase in short-term and other borrowings	2,527	10,186
(Increase) decrease in mortgagors’ escrow payments	2,726	(1,427)
Net proceeds issuance of junior subordinated deferrable interest debentures	14,452	55,047
Exercise of stock options	44	381
Tax benefit of stock awards	3	—
Repurchase of common stock	(6,688)	(7,550)
Cash dividends	(5,352)	(4,668)
Net cash provided by financing activities	169,240	229,732

Net increase in cash and cash equivalents	90,817	51,505
Cash and cash equivalents, beginning of year	120,079	190,733
Cash and cash equivalents, end of period	$210,896	$242,238

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowed funds	$42,830	$48,340
Income taxes paid	12,206	6,284

Supplemental disclosure of noncash transactions:
Transfers from loans to other repossessed assets	1,329	82
Financed sales of other real estate owned	—	76

In conjunction with the purchase acquisition detailed in Note 2 to the Consolidated Financial Statements. Assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$683,097	$—
Less liabilities assumed	548,603	—

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(In thousands, except per share data and as noted) (Unaudited)

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

Stock-Based Compensation

The Company applies APB Opinion No. 25 in accounting for stock options which measures compensation cost for stock based compensation plans as the difference between the exercise price of options granted and the fair market value of the Company’s stock at the grant date.  This generally does not result in any compensation charges to earnings.  Below, the Company discloses pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.  This is required by SFAS No. 123 for all companies that elect to continue using APB Opinion No. 25 for stock option grants.  As further noted in “Recent Accounting Pronouncements”, the Company is considering adopting SFAS No. 148, which is an amendment to SFAS No. 123 and allows for alternative methods of adopting fair value based compensation on stock option grants.  There were no stock option grants during the three and six months ended June 30, 2002 and 2003.

Had the Company applied SFAS No. 123 in accounting for its stock option grants, net income and EPS (basic and diluted) would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income:
As reported	$13,316	$9,284	$10,287	$18,158
Pro forma	13,208	9,167	10,068	17,923
Basic EPS:
As reported	0.57	0.40	0.46	0.79
Pro forma	0.57	0.40	0.45	0.78
Diluted EPS:
As reported	0.56	0.39	0.45	0.77
Pro forma	0.56	0.39	0.44	0.76

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(2)   ACQUISITION

On May 31, 2003, the Company completed the acquisition of Bay State Bancorp, Inc. and its wholly owned banking subsidiary, Bay State Federal Savings Bank (Bay State).  The acquisition was accounted for as a purchase and, as such, was included in our results of operations from the date of acquisition.  The following table summarizes the acquisition:

(Dollars and shares in millions)

Balance at Acquisition Date		Transaction Related Items
Assets	Equity	Goodwill	Other Identifiable Intangibles	Cash Paid	Shares Issued	Total Purchase Price
$579.2	$48.8	$81.6	$6.9	$61.0	3.5	$134.5

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for Bay State at the date of acquisition.

Assets:
Investments	$27,415
Loans, net	511,651
Premises and equipment	4,789
Goodwill	81,616
Other Intangible	6,915
Other assets	50,711
Total assets assumed	$683,097

Liabilities:
Deposits	389,202
Borrowings	138,413
Other liabilities	20,988
Total liabilities assumed	548,603
Net assets acquired	$134,494

The Company expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed at the acquisition date will be recorded after June 30, 2003, although such adjustments are not expected to be significant.

The Company accrued $1.0 million of merger-related costs with an offsetting charge to goodwill.  Prior to the acquisition date, Bay State recorded cash and non-cash merger related charges.  Contractual obligations payable to certain executives of Bay State upon a change in control totaling $12.9 million were accrued by Bay State in May 2003.

(3)   GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill and other intangible assets for the six months ended June 30, 2003 are as follows:

	Goodwill	Core Deposit Intangibles	Other Identifiable Intangibles	Total Identifiable Intangibles

Balance, December 31, 2002	$33,903	$1,539	$25	$35,467
Recorded during the period	81,616	4,075	2,840	88,531
Amortization expense	—	(349)	(90)	(439)
Impairment recognized	—	—	—	—
Balance, June 30, 2003	$115,519	$5,265	$2,775	$123,559

Estimated amortization expense:
2003	—	983	570	1,553
2004	—	960	954	1,914
2005	—	816	947	1,763
2006	—	734	394	1,128
2007	—	653	—	653

The components of other intangible assets follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$8,499	$3,234	$5,265
Other intangibles	3,060	285	2,775
Total	$11,559	$3,519	$8,040

(4)   COMPREHENSIVE INCOME

The components of comprehensive income for the Company are net income and unrealized gains (losses) on securities available for sale, net of tax.  The following is a reconciliation of comprehensive income for the six months ended June 30, 2003 and 2002.

	Six Months Ended June 30,
	2003	2002
Net income	$10,287	$18,158
Other comprehensive income, net of tax:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period net of taxes of $1,150 and $976, respectively	1,832	1,795
Less: reclassification adjustment for gains (losses) included in net income, net of taxes of $112 and ($32), respectively,	(209)	60
Other comprehensive income, net	1,623	1,855
Comprehensive income	$11,910	$20,013

(5)   EARNINGS PER SHARE (EPS)

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

(6)   CAPITAL TRUST SECURITIES

The following is a summary of the capital trust securities outstanding as of June 30, 2003:

Name	Issuance Date	Amount	Stated Rate	Maturity Date
Seacoast Capital Trust I	05/28/02	$54,907	8.50%	06/30/32
Seacoast Capital Trust II	03/27/03	14,452	6.65%	04/07/33
		$69,359

(7)   SHARE REPURCHASE PROGRAMS

During the three months ended June 30, 2003, Seacoast repurchased 63,725 shares of its outstanding common stock at an average price of $20.54.  At June 30, 2003, there were a total of 326,459 shares remaining under existing repurchase authorizations.

(8)   QUARTERLY CASH DIVIDEND

On July 24, 2003, the Board of Directors voted for the payment of a quarterly cash dividend of $.13 per share.  The dividend is payable on August 22, 2003 to stockholders of record on August 8, 2003.

(9)   STATE TAX ASSESSMENT

On March 5, 2003, a retroactive change to Massachusetts tax law was implemented which specifically denies the deduction for dividends received from a real estate investment trust subsidiary (REIT) in determining Massachusetts taxable income.  The law applies retroactively to tax years ending on or after December 31, 1999.  On June 24, 2003, Seacoast announced that it had entered into a settlement with the Massachusetts Department of Revenue (“DOR”) to pay $8.5 million ($5.5 million on an after-tax basis) representing approximately 50% of the disputed tax liability for which the Company previously accrued during the first quarter of 2003 approximately $11.2 million, net of taxes.  Included in the second quarter of 2003, is a credit of $5.3 million resulting from the settlement.

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective July 1, 2003, and will require the Company to prospectively reclassify “Guaranteed Preferred Beneficial Interests in Seacoast Junior Subordinated Deferrable Interest Debentures” as a liability on its balance sheet and the associated interest cost (currently reported as “Minority Interest Expense”, and amounting to $1.5 million for the quarter) will be classified as interest on borrowed funds.  Restatement of prior periods is not permitted.

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

Comparison of Operating Results for the Quarters Ended June 30, 2003 and 2002

Net income totaled $13.3 million, $.56 per diluted share, for the quarter ended June 30, 2003, a 43.4% increase in earnings when compared to net income of $9.3 million, $.39 per diluted share for the quarter ended June 30, 2002.  Included in the second quarter 2003 results is a credit of $5.3 million resulting from the Company’s settlement with the Massachusetts Department of Revenue (DOR).  (See Note 9).   The Company’s financial statements for 2003 reflect the acquisition of Bay State from the date of acquisition on May 31, 2003.

Interest Income.  Interest income for the quarter ended June 30, 2003 was $55.3 million, compared to $54.0 million for the quarter ended June 30, 2002, an increase of $1.3 million, or 2.4%.  The increase in interest income resulted from growth in average interest-earning assets of $468.0 million, or 14.2% partially offset by a decrease in the overall yield on interest-earning assets of 44 basis points in the 2003 period.  The principal areas of growth in average balances were related to real estate loans (up $450.1 million, or 24.1%) and indirect auto loans (up $125.4 million, or 19.2%).  The growth in real estate loans resulted from increased originations during the period and retention in portfolio of those real estate loans and to a lesser extent the purchase of Bay State on May 31, 2003. The increase in indirect auto loans resulted from the favorable interest rate environment during the period and the continued geographic expansion of the network of participating dealers. The funding of loan growth and to a lesser extent the purchase of Bay State during the period resulted in a decrease in the average balance in investment securities of $90.6 million or 15.1%.

Interest Expense.  Interest expense for the quarter ended June 30, 2003 was $21.8 million compared to $23.8 million  for the quarter ended June 30, 2002, a decrease of $2.0 million or 8.6%.  This decrease resulted from a 58 basis points decrease in the cost of all funds from 3.24% in 2002 to 2.66% in 2003, partially offset by a higher average balance of interest-bearing liabilities (up $419.9 million, or 14.3%).  Average interest-bearing deposit balances increased $293.4 million, or 14.1%, during the quarter ended June 30, 2003 compared to the same period in 2002. Average-earning deposit balances were increased to a lesser extent due to the acquisition of Bay State on May 31, 2003.  The cost of funds on interest-bearing deposits decreased 51 basis points from 2.51% in 2002 to 2.00% in 2003.

Interest expense on borrowed funds decreased $262,000 in the quarter ended June 30, 2003 primarily the result of a decrease of 74 basis points in the average rate paid on borrowed funds to 4.23% in 2003 from 4.97% in 2002, partially offset by an increase in the average balance of such funds of $126.5 million or 14.6% during the period which was primarily the result of the Bay State acquisition and loan growth in the portfolio.

The decrease in the cost of funds and the lower yields earned on interest-earning assets are reflective of the interest rate reductions implemented by the Federal Reserve during the period.

The following table presents average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the quarters indicated. (unaudited)

	(In thousands)
	Three Months Ended June 30,						Six Months Ended June 30
	2003			2002			2003			2002
	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Mortgage loans (3)	$2,320,167	$36,902	6.72%	$1,870,116	$32,871	7.03%	$2,213,173	$71,464	7.09%	$1,860,423	$66,132	7.11%
Commercial loans (3)	125,541	1,856	6.14	128,526	2,058	6.40	125,965	3,610	6.10	122,969	4,003	6.51
Indirect auto loans (3)	778,829	11,003	5.65	653,476	11,205	6.86	776,107	22,146	5.71	633,079	21,910	6.92
Other consumer loans (3)	40,077	826	8.58	53,870	1,101	8.18	41,813	1,667	8.51	54,357	2,168	7.98
Total loans	3,264,614	50,587	6.47	2,705,988	47,235	6.98	3,157,058	98,887	6.73	2,670,828	94,213	7.05
Short-term investments	69,183	158	0.91	73,519	305	1.66	45,768	212	0.93	89,750	735	1.64
Debt securities (2)	375,198	4,200	4.48	468,161	6,087	5.20	399,223	8,993	4.51	441,473	11,464	5.19
Equity securities (2)	64,899	480	2.96	58,214	495	3.40	62,277	951	3.05	58,395	996	3.41
Total earning assets	3,773,894	55,425	6.11%	3,305,882	54,122	6.55%	3,664,326	109,043	6.35%	3,260,446	107,408	6.59%
Allowance for loan losses	(37,173)			(30,943)			(35,895)			(30,487)
Non-interest earning assets	262,427			216,263			246,286			216,508
Total assets	$3,999,148			$3,491,202			$3,874,717			$3,446,467
Liabilities and Equity:
Interest-bearing deposits:
NOW accounts	$306,290	$216	0.31%	$269,621	$298	0.44%	$297,100	$400	0.32%	$264,955	$583	0.44%
Savings accounts	361,102	877	1.01	297,573	991	1.33	343,589	1,654	1.02	288,765	2,054	1.42
Money market savings accounts	661,423	2,404	1.62	514,218	2,596	2.02	620,532	4,427	1.72	505,503	5,338	2.11
Certificates of deposit	1,041,428	7,855	3.09	995,430	9,172	3.69	1,024,982	15,833	3.22	993,182	18,805	3.79
Total interest-bearing deposits	2,370,243	11,352	2.00	2,076,842	13,057	2.51	2,286,203	22,314	2.10	2,052,405	26,780	2.61
Borrowed funds:
Short-term borrowings (4)	36,378	102	1.12	45,992	249	2.17	35,223	203	1.15	44,586	501	2.25
FHLB advances	952,323	10,331	4.34	816,128	10,449	5.12	925,229	20,505	4.43	807,012	20,834	5.16
Other borrowings	1,746	43	9.85	1,817	40	8.81	1,755	86	9.80	1,825	85	9.32
Total borrowings	990,447	10,476	4.23	863,937	10,738	4.97	962,207	20,794	4.32	853,423	21,420	5.02
Total interest-bearing liabilities	3,360,690	21,828	2.66%	2,940,779	23,795	3.24%	3,248,410	43,108	2.76%	2,905,828	48,200	3.32%
Demand deposit accounts	220,545			198,431			215,768			195,977
Other liabilities and capital securities	94,540			36,851			84,857			28,245
Total liabilities	3,675,775			3,176,061			3,549,035			3,130,050
Stockholders’ equity	323,373			315,141			325,682			316,417
Total liabilities and stockholders’ equity	$3,999,148			$3,491,202			$3,874,717			$3,446,467
Net interest income (fully-taxable equivalent)		33,597			30,327			65,935			59,208
Less: full-taxable equivalent adjustments		(81)			(86)			(165)			(172)
Net interest margin		$33,516			$30,241			$65,770			$59,036
Net interest spread (5)			3.45			3.31			3.59			3.27
Net interest margin (6)			3.56%			3.67%			3.60%			3.63%

(1)          Annualized

(2)          Average balances include unrealized gains on securities available for sale.  Equity securities include marketable equity securities and restricted equity securities.

(3)          Loans on non-accrual status are included in the average balances.

(4)          Short-term borrowing includes immaterial balances of other borrowings.

(5)          Net interest rate spread represents the difference between the fully taxable yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)          Net interest margin represents net interest income divided by average interest-earning assets (fully taxable equivalent) .

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

	Three months ended June 30, 2003 vs. 2002 Increase (decrease) due to			Six months ended June 30, 2003 vs. 2002 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Federal funds sold and short-term investments	$(17)	$(130)	$(147)	$(277)	$(246)	$(523)
Debt securities	(1,110)	(777)	(1,887)	(1,036)	(1,435)	(2,471)
Equity securities	53	(68)	(15)	64	(109)	(45)
Mortgage loans	5,854	(1,823)	4,031	5,667	(335)	5,332
Commercial loans	(72)	(130)	(202)	30	(423)	(393)
Indirect auto loans	1,952	(2,154)	(202)	4,461	(4,225)	236
Other consumer loans	(322)	47	(275)	(613)	112	(501)
Total interest-earning assets	$6,338	$(5,035)	$1,303	$8,296	$(6,661)	$1,635

Interest-bearing liabilities:
Deposits:
NOW accounts	$30	$(112)	$(82)	$44	$(227)	$(183)
Savings accounts	173	(287)	(114)	303	(703)	(400)
Money market savings accounts	497	(689)	(192)	598	(1,509)	(911)
Certificates of deposit	363	(1,680)	(1,317)	467	(3,439)	(2,972)
Total deposits	1,063	(2,768)	(1,705)	1,412	(5,878)	(4,466)

Borrowed funds:
Short-term borrowings	(46)	(98)	(144)	(93)	(204)	(297)
FHLB advances	1,604	(1,722)	(118)	2,830	(3,157)	(327)
Total borrowings	1,558	(1,820)	(262)	2,737	(3,361)	(624)
Total interest-bearing liabilities	2,621	(4,588)	(1,967)	4,149	(9,239)	(5,090)
Net interest income (fully-taxable equivalent)	$3,717	$(447)	$3,270	$4,147	$2,578	$6,725

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

The Company provided $2.1 million for loan losses in the quarter ended June 30, 2003 compared to $2.0 million in the quarter ended June 30, 2002.  The increase of $87,000 in 2003 was primarily attributable to risks associated with the growth in the loan portfolios. The total allowance of $41.8 million at June 30, 2003 represented 1.15% of total loans compared to a ratio of 1.15% at December 31, 2002.  The allowance for loan losses as a percentage of non-performing loans was 303.0% compared to 244.1% at December 31, 2002.  During the second quarter the allowance for loan losses increased $6.1 million as a result of the acquisition of Bay State.

Noninterest Income.  Total noninterest income was $4.5 million for the quarter ended June 30, 2003 compared to $3.6 million in the same period of 2002, an increase of $845,000 or 23.3%.  The increase was primarily the result of increases in deposit and other banking fees, other loan fees and gains on the sale of investment securities and loans.  The increases were partially offset with decreases in loan servicing fees, merchant card fee income and other income.  In addition, noninterest income increased $92,000 as a result of the Bay State acquisition in the second quarter of 2003.

Noninterest Expense.   Noninterest expense increased by $3.2 million, or 18.6%, from $17.1 million for the quarter ended June 30, 2002 to $20.3 million for the quarter ended June 30, 2003.  This increase reflected increases in salaries and employee benefits ($1.7 million), occupancy and equipment ($527,000), data processing ($307,000), professional services ($586,000), amortization of goodwill and intangibles ($69,000), and other noninterest expense ($17,000).  The increases in noninterest expenses were partially offset by decreases in marketing ($1,000).

Salaries and employee benefits increased $1.7 million, or 18.1%, during the quarter ended June 30, 2003.  This increase was the result of salary increases averaging 4.5%, additions to staff in Retail Banking, the Call Center and the Managed Assets departments and other increases in staffing and overtime related to Company growth, franchise expansion, the Bay State acquisition and data processing conversion, supplemented by increases in employee benefits.

Occupancy and equipment expenses increased by $527,000, or 23.2%, during the quarter ended June 30, 2003.   This increase was primarily the result of increases in building, equipment and software depreciation, rent and maintenance expenses related to branch expansion and Bay State acquisition during the period.

Data processing expenses increased $307,000, or 17.1%, during the quarter ended June 30, 2003 due primarily to core processing activities that are volume-related and increases in the number of retail deposit and loan accounts, ATM transactions and electronic banking.  Also, core processing expenses, data communication line and software maintenance expenses increased due to the conversion of the core processing functions to another service bureau which was completed in the second quarter.  In addition, overall data processing expenses increased due to the acquisition of Bay State during the second quarter of 2003.  Currently, Bay State is supported by another data processing company and is scheduled to be converted later this year.

Marketing expenses decreased $1,000, during the quarter ended June 30, 2003.  This decrease was primarily attributable to overall general increases in marketing and advertising efforts offset by decreases in similar activities.

Professional services expenses increased $586,000, or 94.1%, during the quarter ended June 30, 2003.  This increase was primarily the result of outside expenses related to the conversion of data processing functions which was completed in the second quarter.  In addition, there were increases in corporate consulting services and recruitment expense.

Amortization of intangibles increased $69,000, or 33.5%, during the quarter ending June 30, 2003.  This increase is primarily attributable to an increase in core deposit and noncompete intangibles as a result of the Bay State acquisition.

Other noninterest expense increased $17,000, or 1.0%, during the quarter ended June 30, 2003.  This increase reflects primarily the recording of an interest expense credit of $623,000 as a result of the settlement with the Massachusetts DOR that retroactively disallowed the REIT dividend deduction for the years ended December 31, 1999 through December 31, 2002. (See Note 9 to the Consolidated Financial Statements).  Excluding this deficiency credit, other noninterest expense increased $640,000, or 30.0% during the period. Most of that increase was related to increases in postage, printing, repossessions, litigations, and security related expenses.

Minority Interest Expense.  Interest expense of $1.5 million reflects the issuance of $55.0 million of the 8.50% trust preferred securities in June 2002 and $15.0 million of pooled 6.65% trust preferred stock in March 2003.

Income Taxes. During the quarter ended June 30, 2003, the Company recorded a state income tax recovery of $4.7 million, net of the federal income tax benefit, as a result of the settlement with the Massachusetts DOR that retroactively disallowed the REIT dividend deduction for the years ended December 31, 1999 through December 31, 2002.  Due primarily to the impact of this state tax recovery, the effective tax rate was 5.9% for the quarter ended June 30, 2003, as compared with 35.4% for the same period in 2002.  Exclusive of this recovery of taxes and interest deficiency, the effective tax rate for the quarter ended June 30, 2003 would have been 40.8% compared to 35.4% in the same period in 2002. This increase from 2002 primarily reflects the impact of the elimination of the tax benefit attributable to REIT dividends in 2003. (See Note 9).

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

Net income amounted to $10.3 million, $.45 per diluted share, for the six months ended June 30, 2003, as compared to net income of $18.2 million, $.77 per diluted share, in the corresponding period of 2002.  The financial performance in the first six months of 2003 was negatively impacted by the recording of a state income tax provision of $4.9 million, net of federal income tax benefit, as well as a charge of $1.0 million representing an interest tax deficiency on a settlement with the DOR.  (See Note 9)

Interest Income.  Interest income for the six months ended June 30, 2003 was $108.9 million, compared to $107.2 million for the six months ended June 30, 2002, an increase of $1.6 million, or 1.5%.  The increase in interest income resulted from growth in average interest-earning assets of $403.9 million, or 12.4%, offset by a decrease in the overall yield on interest-earning assets of 24 basis points in the 2003 period.  The principal areas of growth in average balances were real estate loans (up $352.8 million, or 19.0%) and indirect auto loans (up $143.0 million, or 22.6%), offset by a decrease in investment securities ($82.4 million, or 14.0%).  Most of the real estate loan growth resulted from home growth originations and retention of those loans in portfolio, and to a lesser extent, loans acquired through the purchase of Bay State.  The increase in indirect auto loans resulted from the prevailing favorable interest rate environment and the continued geographic expansion of the network of participating dealers and regions.  The decrease in investment securities was primarily the result of funding loan growth during the period and cash required to purchase Bay State.

Interest Expense.  Interest expense for the six months ended June 30, 2003 was $43.1 million compared to $48.2 million for the six months ended June 30, 2002, a decrease of $5.1 million or 10.6%.  This decrease resulted from a 56 basis points decrease in the cost of funds from 3.32% in 2002 to 2.76% in 2003, partially offset by a higher average balance of interest-bearing deposits (up $233.8 million, or 11.4%).

Interest expense on borrowed funds decreased $624,000 in the six months ended June 30, 2003 to $20.8 million due primarily to a decrease of 70 basis points in the average rate paid on borrowed funds, from 5.02% in the same period last year 2002 to 4.32% for six months ended June 2003.  During the 2003 period, the average balance of borrowed funds increased $108.8 million, or 12.7%, as a result of the purchase of Bay State and to fund loan growth.

The decrease in the cost of funds in 2003 reflects what we believe is a current consumer bias to preserve principal, remain liquid and deposit funds into non-time deposit accounts.  We believe that the current low interest rate environment and stock market volatility, combined with the slow growth in our economy, have induced consumers to seek insured deposit accounts that provide a safe haven for their investable funds.  Material increases in the average balances of non-time deposits reflect this positioning.   From June 30, 2002 to June 30, 2003 the average balance of non-time deposits increased from $1.1 billion to $1.3 billion while the cost associated with these accounts decreased 31 basis points from 1.51% in 2002 to 1.20%  in 2003.  Also, it should be noted that the average balance increase in non-time deposits has been influenced, to a lesser extent, for one month, by the purchase of Bay State on May 31, 2003.    In addition, with the expectation that the Federal Reserve’s Open Market Committee will not be inclined to immediately initiate a series of interest rate increases, we believe that consumers will continue to invest in non-time deposit accounts.

Provision for Loan Losses.  The Company provided $4.2 million for loan losses in the six months ended June 30, 2003 compared to $3.5 million in the comparable prior year period.  The increase of $639,000 in 2003 was primarily attributable to the growth in the loan portfolio.

Noninterest Income. Total noninterest income was $8.1 million for the six months ended June 30, 2003 compared to $6.8 million in the same period of 2002, an increase of $1.2 million, or 17.9%.  This increase was principally caused by increases in retail and checking account related income ($517,000), ATM/Debit card usage ($232,000), other loan fees ($314,000) and gains on investment securities ($413,000), offset by decreases on the sale of loans ($10,000), loan servicing fees ($90,000), merchant card fee income ($71,000) and other miscellaneous income ($80,000).

Noninterest Expense. Noninterest expense increased by $6.7 million, or 19.6%, from $33.9 million for the six months ended June 30, 2002 to $40.6 million for the six months ended June 30, 2003.  This increase reflected increases in salaries and employee benefits ($2.2 million), occupancy and equipment expenses ($1.1 million), data processing ($696,000), marketing expenses ($248,000), professional services ($530,000), amortization of goodwill and intangibles ($25,000), and other noninterest expense ($1.8 million).

Salaries and employee benefits increased $2.2 million or 12.0%, during the six months ended June 30, 2003.  This increase was partially the result of salary increases averaging 4.5%, coupled with additions to staff in Lending Departments, Retail Banking and other operational support departments, an increase in commissions paid on loan refinancing activities, an increase in overtime payroll due to the data processing conversion, and other additions to staff related to company growth supplemented by increases in employee benefits.  In addition, salary and benefit expense increased due to the acquisition of Bay State on May 31, 2003.

Occupancy and equipment expenses increased $1.1 million, or 24.1% during the six months ended June 30, 2003. The increase was primarily the result of branch expansion and the related expenses to operate them during the period.  In addition, there were increases in depreciation expense for computer equipment related to the conversion of the data processing function.  Also, to a lesser extent the acquisition of Bay State contributed to the increase.

Data processing expenses increased $696,000, or 19.9%, during the six months ended June 30, 2003 due primarily to core processing activities which are volume-related such as item processing, loan and deposit account activity, ATM and electronic bill payment processing, data line communication expenses and to a lesser extent, the acquisition of Bay State which is currently on a different core processing system

Marketing expenses increased $248,000, or 20.0%, during the six months ended June 30, 2003.  This increase was attributable to an increase in outside agency fees, newspaper advertising, premium promotions, partially offset by decreases in production costs and direct marketing.

Professional services expenses increased $530,000, or 43.1%, during the six months ended June 30, 2002.  This increase primarily reflects increases in corporate and outside professional services associated with the conversion of the data processing function which occurred in the second quarter 2003.  These increases were partially offset by decreases in audit and tax preparation and consulting services for private banking.

Amortization of intangibles increased $25,000, or 6.1%, during the six months ended June 30, 2003.  This increase is attributed to an increase in identifiable core deposit and other intangibles as a result of the acquisition of Bay State.

Other noninterest expense increased $1.8 million, or 41.5%, during the six months ended June 30, 2003.  This increase reflects primarily the net interest tax deficiency charge related to the REIT settlement with the Massachusetts DOR and increase in postage, building security repossession and litigations.

Minority Interest Expense.  Interest expense totaled $2.7 million for the six months ended June 30, 2003, as compared with $407,000 for the comparable period of 2002.  This increase was due to the issuance of capital securities in May 2002 and March 2003.

Income Taxes.  During the six months ended June 30, 2003, the company recorded a state income tax provision of $4.9 million, net of the federal income tax benefit, as a result of the settlement with the Massachusetts DOR that retroactively disallowed the REIT dividend deduction for the years ended December 31, 1999 through December 31, 2002.  Due primarily to the impact of this extra tax provision, the effective tax rate was 60.9% for the six months ended June 30, 2003 compared to 35.0% for the same period in 2002.  Exclusive of this provision and the interest deficiency charge, the effective tax rate for the six months ended June 30, 2003 would have been 40.8% compared to 35.0% in the same period in 2002.  This increase from 2002 primarily reflects the impact of the elimination of the tax benefit attributable to REIT dividends in 2003.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets increased by $775.8 million from $3.7 billion at December 31, 2002 to $4.5 billion at June 30, 2003.  This increase was largely due to the acquisition of Bay State during the second quarter of 2003 which added $683 million to total assets.

INVESTMENT SECURITIES

Investment securities decreased from $489.8 million as of December 31, 2002, to $437.7 million at June 30, 2003.  This decrease was due to sales, calls, paydowns and maturities exceeding reinvestment.  Cash flows from investments were used in part, to finance the acquisition of Bay State.  The securities portfolio consists primarily of United States Treasury and Agency securities all rated AAA by rating agencies.

LOANS

The following table shows the composition of the Company’s loan portfolio at:

	June 30, 2003	December 31, 2002
	(In thousands)
Real estate loans:
Residential (one-to-four family)	$1,888,869	$1,513,388
Commercial	533,068	356,610
Construction	133,239	110,166
Home equity lines of credit	96,614	67,794
Total real estate loans	2,651,790	2,047,958
Commercial loans	142,772	127,822
Consumer loans:
Indirect auto loans	785,475	770,574
Less-unearned discount	44	210
Indirect auto loans, net	785,431	770,364
Other	46,995	45,027
Total consumer loans, net	832,426	815,391
Total loans	$3,626,988	$2,991,171

Loans serviced for others on a non-recourse basis at June 30, 2003 and December 31, 2002 amounted to $214.6 million and $249.0 million, respectively.

Total loans increased by $635.8 million during the first six months of 2003.  This increase was primarily attributable to approximately $517 million of loans obtained as a result of the Bay State acquisition.

Residential real estate loans (which excludes loans held-for-sale) increased $375.5 million from December 31, 2002 to June 30, 2003.  Excluding the Bay State acquisition, loans increased $66.9 million as the Company continued to hold all loan originations in its portfolio.  It is expected that sales of fixed rate loans will occur during the third quarter of 2003 in order to modestly reposition the portfolio.

Commercial real estate loans increased $176.5 million from December 31, 2002.  Excluding Bay State, commercial real estate increased by $17.4 million.

Construction loans increased $23.1 million from December 31, 2002.  Excluding Bay State, construction loans increased by $11.5 million.

Home equity lines of credit increased by $28.8 million from December 31, 2002.  Excluding Bay State, the increase was $15.2 million. This growth was achieved through a special marketing program that provided a lower fixed rate for the first six months.

Indirect auto loans increased by $15.1 million from December 31, 2002 to June 30, 2003.  Bay State did not have any indirect auto loans in its portfolio.  The annualized growth in this business line of approximately 4% is lower than our historical growth rate.  This slowdown is a result of a number of factors including consumers opting for cash out refinances, and manufacturer direct loans as financing sources, as well as increased competition.  Primarily for these reasons, management believes that the rate of growth will continue to be moderate.

RISK MANAGEMENT

The primary goal of our risk management program is to identify key areas of risk within the Company, and to effectively measure, control and monitor these risks.  The Board of Directors has established the Risk Management Committee which is comprised of three outside directors, with members of senior management participating in carrying out the committee’s duties.

CREDIT RISK MANAGEMENT

The Risk Management Committee of the Board monitors our credit risk management.  We utilize an internal loan rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio.  Additionally, as a supplement to our own internal credit review function, the Company has a semiannual review performed by an outside firm specializing in loan analysis.

RISK ELEMENTS

The following table sets forth information regarding non-performing assets:

	6/30/03	12/31/02
	(Dollars in thousands)
Non-accrual loans (1):
Real estate loans:
Residential	$2,591	$3,654
Commercial	3,739	3,978
Construction	1,262	—
Home equity	50	77
Commercial loans	4,667	5,028
Indirect auto loans	1,425	1,194
Other consumer loans	59	142
Total non-accrual loans	13,793	14,073
Restructured loans (2)	—	—
Other real estate owned and repossessed autos	366	1,350
Total non-performing assets	$14,159	$15,423

Allowance for loan losses as a percent of total loans	1.15%	1.15%
Allowance for loan losses as a percent of total non-performing loans (3)	303.0%	244.1%
Non-performing loans as a percent of total loans	0.38%	0.47%
Non-performing assets as a percent of total assets	0.32%	0.42%

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

Loans are considered impaired when it is probable that the Company will not be able to collect principal, interest and fees according to the contractual terms of the loan agreement.  Total impaired loans at June 30, 2003 and, December 31, 2002, were $10.0 million and $9.5 million, respectively.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Balance at beginning of period	$34,709	$30,332	$34,354	$29,513
Provision for loan losses	2,087	2,000	4,174	3,535
Acquired allowance	6,147	—	6,147	—
Charge-offs:
Mortgage loans:
Residential	—	(44)	—	(44)
Commercial	—	—	(6)	—
Home equity	—	—	—	—
Construction	—	—	—	—
Commercial loans	(287)	(166)	(407)	(410)
Indirect auto loans	(1,549)	(617)	(3,237)	(1,222)
Other consumer loans	(9)	(15)	(11)	(19)
Total charge-offs	(1,845)	(842)	(3,661)	(1,695)
Recoveries:
Mortgage loans:
Residential	44	57	44	57
Commercial	8	—	8	31
Home equity	—	—	—	—
Construction	—	—	—	—
Commercial loans	3	28	5	51
Indirect auto loans	616	50	695	133
Other consumer loans	28	6	31	6
Total recoveries	699	141	783	278

Net charge-offs	(1,146)	(701)	(2,878)	(1,417)

Balance at end of period	$41,797	$31,631	$41,797	$31,631

Ratio of annualized net charge-offs to average loans	0.14%	0.10%	0.18%	0.11%

The increase in indirect auto loan charge-offs during the three and six months ending June 30 of 2003 versus 2002 is due in part to the significant growth in the portfolio during the past year (average balances increased $143 million or 23%), coupled with rising unemployment and lower values realized from repossessed auto sales.

DEPOSITS

A summary of deposit balances is as follows:

	June 30, 2003	December 31, 2002
	(In thousands)
Demand deposit accounts	$258,652	$196,869
NOW and money market deposit accounts	1,125,684	873,019
Passbook and other savings accounts	397,039	320,528
Total non-certificate accounts	1,781,375	1,390,416

Certificates of deposit -
Term certificates of $100,000 and over	325,120	285,664
Term certificates less than $100,000	790,347	727,795
Total certificates of deposit	1,115,467	1,013,459
Total deposits	$2,896,842	$2,403,875

Total deposits at June 30, 2003 were $2.9 billion, an increase of $493.0 million, compared to $2.4 billion at December 31, 2002.  This increase was largely due to the Bay State acquisition which added $434.4 million to total deposits. Core deposit account balances (non-certificate) increased by $391.0 million during the quarter.  The increase in core deposits during the quarter was generally attributable to the Bay State acquisition, normal seasonal fluctuations, continued uncertainty in the stock market as consumers seek safety and liquidity, as well as the result of less attractive rates being offered on term deposit products. A slight decrease in certificates of deposits (excluding the effects of the Bay State acquisition) was primarily the result of declining interest rates for this type of product and consumers wanting to maintain a liquid position.

OTHER FUNDING SOURCES

Total borrowings increased $185.3 million from December 31, 2002 to June 30, 2003.  The majority of this increase in funding represents term debt from the Federal Home Loan Bank of Boston resulting from the acquisition of Bay State.

Capital Trust Securities increased $14.5 million from December 31, 2002 to June 30, 2003.  The Company issued through a subsidiary trust, a capital security in March 2003, which qualifies as Tier 1 capital for regulatory purposes.

LIQUIDITY AND CAPITAL RESOURCES

The increase in stockholders’ equity of $72.9 million to $392.4 million at June 30, 2003 resulted mainly from common stock issued in conjunction with the acquisition of Bay State of $71.9 million, net comprehensive income of $11.9 million, offset by cash dividends and stock repurchases totaling $12.0 million. There remains 326,459 shares available for repurchase under the Company’s fourth repurchase program announced in September 2002.

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

As voluntary members of the Federal Home Loan Bank of Boston (FHLB), Compass and Nantucket Bank are entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to others.  Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit specifically pledged to the FHLB.  At June, 2003, Compass and Nantucket Bank had approximately $412.7 million and $19.3 million, respectively, in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock.  Use of this borrowing capacity may also be impacted by regulatory capital requirements.

Liquidity management is both a daily and long-term function of business management.  The measure of a Bank’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  At June 30, 2003, the Company maintained cash and due from banks, federal funds sold, short-term investments and debt securities maturing within one year of $290.4 million, or 6% of total assets.  The Company invests excess funds, if any, in federal funds sold which provides liquidity to meet lending requirements.

At June 30, 2003, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $446.4 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.  Certificates of deposit maturing within one year from June 30, 2003 amounted to $617.5 million.  The Company expects that a significant portion of maturing certificate accounts will be retained at maturity.

The Company’s and the Banks’ capital ratios at June 30, 2003 were as follows:

	Seacoast Financial	Compass Bank	Nantucket
Total Capital (to risk weighted assets)	12.09%	10.56%	13.48%
Tier 1 Capital (to risk weighted assets)	10.79	9.29	12.22
Tier 1 Capital (to average assets)	8.35	7.33	8.71

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

As of June 30, 2003, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

	Percentage Change in Estimated Net Interest Income Over:
	12 months	24 months
300 basis point increase in rates	(10.95)%	(7.3)%
50 basis point decrease in rates (Note 1)	0.3%	(1.2)%

(1)          Due to the low interest rate environment in effect at June 30, 2003 (the average Federal Fund overnight rates were trading below 1.00%) the simulation model could only be rate shocked down 50 basis points.

For each one-percentage point change in net interest income, the effect on net income would be $939,000, assuming a 41% tax rate.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer, our Chief Financial Officer (the principal accounting officer), and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud.  Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

(b)         Changes in Internal Controls.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Late in our second fiscal quarter, Compass Bank for Savings converted to a new electronic data processing (EDP) system and made a significant acquisition, both of which are relevant to our internal control over financial reporting.  Following an extensive review of core processing providers, in September 2002 we entered into an agreement with Fiserv, Inc. to provide a custom outsourcing product for comprehensive bank EDP services.  In addition to providing core banking processes, including loan servicing, the Fiserv system is designed to provide relationship management and retail delivery capabilities, as well as branch automation and e-commerce products for retail and commercial customers.  We changed our entire EDP system to the Fiserv platform on May 23, 2003.  Following a successful data processing conversion, we have encountered some processing issues, which we do not consider unexpected for an EDP conversion of this magnitude.  For example, in order to realize the full advantage of the new system, we established approximately one hundred new general ledger accounts.  To date, some of these accounts, primarily suspense and in-process accounts in our residential mortgage servicing area, have not been satisfactorily reconciled under the new EDP system.  We have corrected any and all differences that have been detected.  Based upon our current evaluation, we believe that any further adjustments will affect our balance sheet rather than our income statement.  It is possible, however, that further evaluation of these issues could result in adjustments to our income statement as well.  In order to assess the consistency of accounting across the old and new EDP systems, we have compared accounts for April and early May to those accounts under the new system and found no deviations that raise questions about materiality.  Notwithstanding these measures, we consider the occurrence of unreconciled accounts in the EDP system to be unacceptable.  To address these issues, we have enlisted additional third party  resources, and we are also working closely with Fiserv to resolve these matters as soon as practicable.

On May 31, 2003, we completed the acquisition of Bay State Bancorp, Inc.  In the course of our due diligence for that transaction we evaluated Bay State’s system of internal control over financial reporting and concluded that it provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, as provided in Exchange Act Rule 13a-15(f).  The integration of Bay State into the Fiserv EDP platform is scheduled for later this year or early in 2004.

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

Item 4.  Submission of Matters to A Vote of Security Holders

The Company held its annual meeting of Stockholders on May 20, 2003 at which time the following four nominees for director, as set forth in the proxy for the meeting, were elected with the following votes cast:

	For	Withheld
Howard C. Dyer, Jr.	18,448,701	124,802
Thornton P. Klaren, Jr.	18,443,277	130,226
Reale J. Lemieux	18,440,001	133,502
Joseph H. Silverstein	18,440,569	132,934

In addition, stockholders cast their votes for the approval of the 2003 stock incentive plan as follows:

For	Against	Abstained
16,895,640	1,583,088	94,775

Item 5.  Other Information

Not applicable.

Item 6.         Exhibits and Reports on Form 8-K

a.	Exhibits:

2.1	Agreement and Plan of Merger, dated as of December 19, 2002 by and between Seacoast Financial Services Corporation, Seacoast Merger Sub. Inc. and Bay State Bancorp, Inc. +++

3.1	Articles of Organization of Seacoast Financial Services Corporation++

3.2	By-Laws of Seacoast Financial Services Corporation++

4	Specimen certificate for the common stock of Seacoast Financial Services Corporation+

11	A statement regarding earnings per share is included in Item 1, Note 5, of this report.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

b.	We filed a Current Report on Form 8-K on April 24, 2003, June 5, 2003, June 24, 2003 and July 25, 2003 under Items 5 and 7 of Form 8-K.

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

Seacoast Financial Services Corporation
(Registrant)

Date: August 14, 2003	By	/s/ Kevin G. Champagne
Kevin G. Champagne
President and Chief Executive Officer

Date: August 14, 2003	By	/s/ Francis S. Mascianica, Jr.
Francis S. Mascianica, Jr.
Treasurer, as Principal Financial and
Accounting Officer