Form 10-Q
period 2003-09-30
SEACOAST FINANCIAL SERVICES CORP
filed 2003-11-13
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

At November 13, 2003, the Company had 25,738,630 shares of common stock outstanding.

SEACOAST FINANCIAL SERVICES CORPORATION

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands) (Unaudited)

	September 30, 2003	December 31, 2002
ASSETS:
Cash and due from banks	$148,951	$109,223
Federal funds sold	187,797	11,056
Short-term investments	10,000	—
Total cash and cash equivalents	346,748	120,279
Investment securities —
Available-for-sale, at fair value	327,353	426,791
Held to maturity, at amortized cost (fair value $18,865 and $19,448)	18,197	18,721
Restricted equity securities	55,623	44,243
Loans held-for-sale	4,738	6,183
Loans	3,534,439	2,991,171
Less allowance for loan losses	(43,072)	(34,354)
Net loans	3,491,367	2,956,817
Accrued interest receivable	17,859	16,055
Banking premises and equipment, net	63,099	53,945
Other real estate owned and repossessed autos	235	1,350
Net deferred tax asset	5,620	9,645
Goodwill (Note 3)	113,980	33,903
Identifiable intangible assets (Note 3)	7,533	1,564
Other assets	24,242	11,549
Total assets	$4,476,594	$3,701,045

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$2,988,479	$2,403,875
Short-term borrowings	50,211	36,128
Federal Home Loan Bank advances	953,608	858,804
Other borrowings	1,717	1,772
Mortgagors’ escrow payments	927	4,489
Accrued expenses and other liabilities	29,302	21,626
Total liabilities	4,024,244	3,326,694

Guaranteed Preferred Beneficial Interests in Seacoast Junior Subordinated Deferrable Interest Debentures (Note 6)	69,459	54,863

Stockholders’ equity (Notes 7, and 8):
Preferred stock, par value $.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock, par value $.01 per share; authorized 100,000,000 shares; 30,227,555 shares issued in 2003; 26,758,136 issued in 2002	302	268
Additional paid-in capital	226,632	154,361
Retained earnings	227,949	216,632
Treasury stock, at cost (4,490,925 shares in 2003 and 3,385,562 shares in 2002)	(71,419)	(49,033)
Accumulated other comprehensive income	9,149	8,330
Unearned compensation - ESOP and restricted stock	(9,409)	(10,766)
Shares held in employee trust	(313)	(304)
Total stockholders’ equity	382,891	319,488
Total liabilities and stockholders’ equity	$4,476,594	$3,701,045

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
INTEREST AND DIVIDEND INCOME
Loans	$54,767	$48,339	$153,550	$142,441
Investment securities	4,446	6,045	14,329	18,443
Federal funds sold and short-term investments	214	686	427	1,421
Total interest and dividend income	59,427	55,070	168,306	162,305
INTEREST EXPENSE
Deposits	11,623	13,184	33,937	39,964
Borrowed funds	10,536	10,854	31,331	32,273
Total interest expense	22,159	24,038	65,268	72,237
Net interest income	37,268	31,032	103,038	90,068
PROVISION FOR LOAN LOSSES	2,197	1,850	6,371	5,385
Net interest income after provision for loan losses	35,071	29,182	96,667	84,683
NONINTEREST INCOME
Deposit and other banking fees	3,283	2,820	8,834	7,622
Loan servicing fees, net	72	95	414	528
Merchant card fee income, net	244	263	506	595
Other loan fees	505	508	1,388	1,075
Gain (loss) on investment securities, net	28	(71)	349	(163)
Gain on sales of loans, net	149	22	322	205
Other income (loss)	425	(80)	947	521
Total noninterest income	4,706	3,557	12,760	10,383
NONINTEREST EXPENSE
Salaries and employee benefits	10,601	9,321	31,535	28,017
Occupancy and equipment expenses	3,073	2,350	8,592	6,797
Data processing expenses	2,482	2,124	6,720	5,624
Marketing expenses	876	751	2,368	1,994
Professional services expenses	1,605	526	3,366	1,757
Amortization of identifiable intangibles (Note 3)	506	204	946	618
Other operating expenses	2,535	1,964	8,785	6,410
Total noninterest expense	21,678	17,240	62,312	51,217
Minority interest expense (Notes 6, and 10)	1,498	1,222	4,202	1,629
Income before provision for income taxes	16,601	14,277	42,913	42,220
PROVISION FOR INCOME TAXES	6,901	5,019	22,926	14,804
Net income	$9,700	$9,258	$19,987	$27,416
EARNINGS PER SHARE (Note 5)
Basic	$0.38	$0.41	$0.86	$1.20
Diluted	$0.38	$0.40	$0.84	$1.17
Weighted average common shares outstanding	25,994,579	23,948,700	23,913,539	24,184,780
Weighted average unallocated ESOP shares and unvested restricted stock	(795,043)	(1,154,574)	(700,803)	(1,246,700)
Weighted average common shares outstanding – basic	25,199,536	22,794,126	23,212,736	22,938,080
Diluted effect of common stock equivalents	460,846	541,943	478,808	558,004
Weighted average common and common stock equivalent shares outstanding – diluted	25,660,382	23,336,069	23,691,544	23,496,084

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Unearned Compensation ESOP /Restricted Stock	Shares-Held In Employee Trust	Total
Balance, December 31, 2001	$268	$153,216	$189,743	$(28,185)	$3,531	$(12,575)	$(274)	$305,724
Exercise of stock options	—	141	—	273	—	—	—	414
Repurchase of common stock (Note 7)	—	—	—	(9,965)	—	—	—	(9,965)
Net income	—	—	27,416	—	—	—	—	27,416

Other comprehensive income — Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	3,463	—	—	3,463
Comprehensive income	—	—	—	—	—	—	—	30,879
Cash dividends - $.31 per share	—	—	(7,200)	—	—	—	—	(7,200)
Amortization of unearned compensation	—	449	—	—	—	1,357	—	1,806
Other	—	(29)	—	—	—	—	(24)	(53)
Balance, September 30, 2002	$268	$153,777	$209,959	$(37,877)	$6,994	$(11,218)	$(298)	$321,605

Balance, December 31, 2002	$268	$154,361	$216,632	$(49,033)	$8,330	$(10,766)	$(304)	$319,488
Common stock issued: 3,469,419 shares at $20.72	34	71,852	—	—	—	—	—	71,886
Exercise of stock options	—	54	—	160	—	—	—	214
Repurchase of common stock (Note 7)	—	—	—	(22,546)	—	—	—	(22,546)
Net income	—	—	19,987	—	—	—	—	19,987
Other comprehensive income — Change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	819	—	—	819
Comprehensive income (Note 4)	—	—	—	—	—	—	—	20,806
Cash dividends - $.37 per share	—	—	(8,670)	—	—	—	—	(8,670)
Amortization of unearned compensation	—	414	—	—	—	1,357	—	1,771
Amortization of underwriting costs	—	(49)	—	—	—	—	—	(49)
Other	—	—	—	—	—	—	(9)	(9)
Balance, September 30, 2003	$302	$226,632	$227,949	$(71,419)	$9,149	$(9,409)	$(313)	$382,891

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,987	$27,416
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation	3,960	3,293
Amortization and accretion, net	2,075	1,213
Purchase accounting amortization, net	414	498
Stock-based compensation	1,771	1,805
Provision for loan losses	6,371	5,385
(Gain) loss on investment securities, net	(349)	163
Loss on pension plan curtailment	—	446
Other real estate owned income	—	(30)
(Gain) loss on sale of fixed assets	2	(172)
Net (increase) decrease in deferred taxes	4,025	(2,351)
Originations of loans held-for-sale	(137,151)	(9,587)
Proceeds from sales of loans originated for sale	138,993	21,971
Gain on sales of loans, net	(322)	(205)
Net (increase) decrease in accrued interest receivable	1,055	(59)
Net decrease in other assets	5,862	651
Net increase (decrease) in accrued expenses and other liabilities	(7,676)	9,990
Net cash provided by operating activities	39,017	60,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities classified as available-for-sale	(34,933)	(180,522)
Purchase of securities classified as held-to-maturity	(918)	(1,098)
Purchase of restricted equity securities	(2,925)	(2,597)
Proceeds from sales, calls, paydowns and maturities of securities classified as available-for-sale	137,306	164,532
Proceeds from calls, paydowns and maturities of securities classified as held -to-maturity	1,359	2,779
Cash paid for acquisition of Bay State Bancorp, Inc., net of cash acquired	(36,282)	—
Purchase of loans	(9,327)	(12,079)
Net increase in loans	(23,879)	(290,791)
Recoveries of loans previously charged off	1,063	818
Proceeds from sales of repossessed assets	3,082	370
Proceeds from sales of fixed assets	—	497
Purchase of premises and equipment	(8,183)	(5,613)
Net cash used in investing activities	26,363	(323,704)

Statement continued on next page.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands) (Unaudited)

	September 30, 2003	September 30, 2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in NOW, money market deposit and demand deposit accounts	$178,223	$170,754
Increase in passbook and other savings accounts	33,254	36,606
Increase (decrease) in certificates of deposit	(14,074)	33,873
Advances from Federal Home Loan Bank	186,144	170,500
Repayments of Federal Home Loan Bank advances	(216,421)	(127,067)
Increase in short-term and other borrowings	14,007	9,036
Increase (decrease) in mortgagors' escrow payments	(3,562)	353
Net proceeds issuance of junior subordinated deferrable interest debentures	14,520	55,017
Exercise of stock options	160	273
Tax benefit of stock awards	54	141
Repurchase of common stock	(22,546)	(9,965)
Cash dividends	(8,670)	(7,200)
Net cash provided by financing activities	161,089	332,321

Net increase in cash and cash equivalents	226,469	69,044
Cash and cash equivalents, beginning of year	120,279	190,733
Cash and cash equivalents, end of period	$346,748	$259,777

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowed funds	70,049	72,584
Income taxes paid	15,530	6,619

Supplemental disclosure of noncash transactions:
Transfers from loans to other real estate owned	1,329	82
Financed sales of other real estate owned	—	76

In conjunction with the purchase acquisition detailed in Note 2 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$683,097	$—
Less liabilities assumed	548,603	—

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(In thousands, except per share data and as noted) (Unaudited)

(1)              BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements of Seacoast Financial Services Corporation and its wholly-owned subsidiaries, Compass Bank for Savings ("Compass"), Nantucket Bank, Lighthouse Securities Corporation, and Seacoast Capital Trust I and II (collectively referred to herein as “the Company") presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2002 included as part of its annual report on Form 10-K.

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

Stock-Based Compensation

The Company applies APB Opinion No. 25 in accounting for stock options which measures compensation cost for stock based compensation plans as the difference between the exercise price of options granted and the fair market value of the Company’s stock at the grant date.  This generally does not result in any compensation charges to earnings.  Below, the Company discloses pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.  This is required by SFAS No. 123 for all companies that elect to continue using APB Opinion No. 25 for stock option grants.  On May 7, 2003, the FASB concluded that stock-based compensation should be accounted for using the modified grant-date measurement approach as defined in SFAS No. 123.  The FASB plans to issue an exposure draft later this year, which could become effective in 2004.  Until a new statement is issued, the provisions of SFAS No. 123 remain in effect.  There were 122,500 and 15,000 stock option grants issued during the three months ended September 30, 2003 and 2002, respectively.  During the nine months ending September 30, 2003 and 2002, stock option grants issued totaled 122,500 and 15,000, respectively.

Had the Company applied SFAS No. 123 in accounting for its stock option grants, net income and EPS (basic and diluted) would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income:
As reported	$9,700	$9,258	$19,987	$27,416
Pro forma	9,589	9,137	19,662	27,051
Basic EPS:
As reported	0.38	0.40	0.86	1.20
Pro forma	0.38	0.40	0.85	1.18
Diluted EPS:
As reported	0.38	0.40	0.84	1.17
Pro forma	0.37	0.39	0.83	1.15

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

The Company expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed at the acquisition date will be recorded after September 30, 2003, although such adjustments are not expected to be significant.

The Company accrued $1.0 million of merger-related costs with an offsetting charge to goodwill.  Prior to the acquisition date, Bay State recorded cash and non-cash merger related charges.  Contractual obligations payable to certain executives of Bay State upon a change in control totaling $12.9 million were accrued by Bay State in May 2003.

(3)              GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill and other intangible assets for the nine months ended September 30, 2003 are as follows:

		Identifiable Intangibles
		Goodwill	Core Deposit Intangibles	Other Identifiable Intangibles	Total Identifiable Intangibles

	Balance, December 31, 2002	$33,903	$1,539	$25	$1,564
	Recorded during the period	80,077	4,075	2,840	6,915
	Amortization expense	—	(615)	(331)	(946)
	Impairment recognized	—	—	—	—
	Balance, September 30, 2003	$113,980	$4,999	$2,534	$7,533

	Estimated amortization expense:
Remaining	2003	—	258	239	497
	2004	—	960	954	1,914
	2005	—	816	947	1,763
	2006	—	734	394	1,128
	2007	—	653	—	653

The components of other intangible assets follows:

	September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$8,499	$3,500	$4,999
Other intangibles	3,060	526	2,534
Total	$11,559	$4,026	$7,533

(4)              COMPREHENSIVE INCOME

The components of comprehensive income for the Company are net income and unrealized gains (losses) on securities available for sale, net of tax.  The following is a reconciliation of comprehensive income for the nine months ended September 30, 2003 and 2002.

	Nine Months Ended September 30,
	2003	2002
Net income	19,987	27,416
Other comprehensive income, net of tax:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period net of taxes of $750 and $1,826, respectively	1,046	3,357
Less: reclassification adjustment for gains (losses) included in net income, net of taxes of $122 and ($57), respectively,	(227)	106
Other comprehensive income, net	819	3,463
Comprehensive income	$20,806	$30,879

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

(6)              CAPITAL TRUST SECURITIES

The following is a summary of the capital trust securities outstanding as of September 30, 2003:

Name	Issuance Date	Amount	Stated Rate	Maturity Date	Call Date
Seacoast Capital Trust I	05/28/02	$54,930	8.50%	06/30/32	06/30/07
Seacoast Capital Trust II	03/27/03	14,529	6.65%	04/07/33	04/07/08
		$69,459

(7)              SHARE REPURCHASE PROGRAMS

During the three months ended September 30, 2003, Seacoast repurchased 755,000 shares of its outstanding common stock at an average price of $21.00.  At September 30, 2003, there were a total of 2,171,459 shares remaining under existing repurchase authorizations.

(8)              QUARTERLY CASH DIVIDEND

On October 23, 2003, the Board of Directors voted for the payment of a quarterly cash dividend of $.13 per share.  The dividend is payable on November 21, 2003 to stockholders of record on November 7, 2003.

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

(10)       RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”).  FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.  FIN 46 is effective immediately for VIEs created after January 31, 2003.  On October 8, 2003, the FASB deferred to the fourth quarter of 2003, the implementation date for FIN 46 as it applies to variable interest entities that existed prior to February 1, 2003.  The Company is currently evaluating the applicability of FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The statement requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments.

On November 6, 2003, the FASB indefinitely suspended the guidance in SFAS No. 150 as it relates to mandatorily redeemable financial instruments issued by limited life entities.  The Company issued a press release on October 23, 2003, which reported the Company’s results for the third quarter of 2003 based on the then existing classification requirements contained within SFAS No. 150 and effective as of July 1, 2003.  Based on this suspension of the guidance in SFAS No. 150, the Company has classified its manditorily redeemable capital securities consistent with previous quarters.

(11)       SUBSEQUENT EVENT

On October 21, 2003, the Company announced the execution of a definitive agreement to acquire Abington Bancorp, Inc. (Abington).  Under terms of the agreement, each share of Abington common stock will be exchanged for either $34.00 in cash or 1.4468 shares of the Company’s common stock, subject to election and allocation procedures intended to ensure that, in the aggregate, 75% of the Abington shares will be exchanged for shares of the Company’s common stock.  It is anticipated that the transaction will be completed in late first quarter or early second quarter of 2004, pending regulatory approvals and the approval of the stockholders of Abington.  The acquisition, which was valued at approximately $139.5 million on the announcement date, will be accounted for as a purchase in accordance with Statement of Financial Accounting Standards, No. 142.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words or phrases, “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “believe,” or similar expressions are intended to identify such forward-looking statements.  Actual events could differ materially from those anticipated in the forward-looking statements.  Important factors that might cause such a difference include, among other things, general economic conditions, particularly the real estate market, in the Company’s primary market area, potential increases in the Company’s nonperforming assets (as well as increases in the allowance for loan losses that might be necessary), concentrations of loans in a particular geographic area or with certain large borrowers, changes in government regulation and supervision, including increased deposit insurance premiums or capital or reserve requirements, changes in interest rates, and increased competition and bank consolidations in the Company’s market area.  These and other factors that might cause differences between actual and anticipated results, and performance and achievements are discussed in greater detail in this Item 2.

Comparison of Operating Results for the Quarters Ended September 30, 2003 and 2002

Net income totaled $9.7 million,  or $.38 per diluted share, for the quarter ended September 30, 2003, a 4.8% increase in earnings when compared to net income of $9.3 million, or $.40 per diluted share, for the quarter ended September 30, 2002.  The Company’s financial statements for 2003 reflect the acquisition of Bay State from the date of acquisition on May 31, 2003.

Interest Income.  Interest income for the quarter ended September 30, 2003 was $59.4 million, compared to $55.1 million for the quarter ended September 30, 2002, an increase of $4.4 million, or 7.9%.  The increase in interest income resulted from growth in average interest-earning assets of $672.9 million, or 19.3%, partially offset by a decrease in the overall yield on interest-earning assets of 61 basis points in the 2003 period, from 6.34% in 2002 to 5.73% in 2003.  The principal areas of growth in average balances were related to real estate loans (up $710.7 million, or 37.2%), indirect auto loans (up $82.5 million, or 11.4%), and commercial loans (up $26.8 million, or 21.7%).  The growth in real estate loans resulted primarily from the acquisition of Bay State on May 31, 2003 and to a lesser extent, originations during the period.  Late in the quarter ending September 30, 2003, the Company sold $90.4 million of residential real estate loans.  The increase in indirect auto loans resulted from the favorable interest rate environment during the period and the continued geographic expansion of the network of participating dealers.  The funding of loan growth and the purchase of Bay State during the period resulted in a decrease in the average balance in investment securities of $139.2 million, or 20.7%.

Interest Expense.  Interest expense for the quarter ended September 30, 2003 was $22.2 million compared to $24.0 million for the quarter ended September 30, 2002, a decrease of $1.9 million, or 7.8%.  This decrease resulted from a 77 basis point decrease in the cost of funds from 3.16% in 2002 to 2.39% in 2003, partially offset by a higher average balance of interest-bearing liabilities (up $667.1 million, or 21.9%), primarily due to the acquisition of Bay State on May 31, 2003. Average interest-bearing deposit balances increased $510.2 million, or 23.6%, during the quarter ended September 30, 2003 compared to the same period in 2002.  Average interest-bearing deposit balances increased due to the acquisition of Bay State on May 31, 2003.  The cost of funds on interest-bearing deposits decreased 70 basis points from 2.44% in 2002 to 1.74% in 2003.

Interest expense on borrowed funds decreased $318,000 in the quarter ended September 30, 2003, primarily the result of a decrease of 87 basis points in the average rate paid on borrowed funds to 4.08% in 2003 from 4.95% in 2002.  The decrease was partially offset by an increase in the average balance of such funds during the period (up $156.9 million, or 17.9%).

The decrease in the cost of funds and the lower yields earned on interest-earning assets are reflective of the interest rate reductions implemented by the Federal Reserve during the period.

The following table presents average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the periods                 indicated. (unaudited)

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
	(In thousands)
Assets:
Interest-earning assets:
Mortgage loans (2)	$2,620,284	$40,738	6.22%	$1,909,601	$33,303	6.98%
Commercial loans (2)	150,387	2,032	5.40	123,617	1,917	6.20
Indirect auto loans (2)	807,099	11,239	5.57	724,575	12,147	6.71
Other consumer loans (2)	43,190	810	7.50	51,130	1,027	8.03
Total loans	3,620,960	54,819	6.06	2,808,923	48,394	6.89
Short-term investments	108,664	214	0.79	171,555	686	1.60
Debt securities (3)	350,124	3,932	4.49	442,793	5,535	5.00
Equity securities (3)	74,269	541	2.91	57,868	541	3.74
Total earning assets	4,154,017	59,506	5.73%	3,481,139	55,156	6.34%
Allowance for loan losses	(42,246)			(32,181)
Non-interest earning assets	372,772			228,774
Total assets	$4,484,543			$3,677,732
Liabilities and Equity:
Interest-bearing deposits:
NOW accounts	$352,466	$283	0.32%	$289,231	$234	0.32%
Savings accounts	401,000	819	0.82	311,924	1,047	1.34
Money market savings accounts	803,211	2,628	1.31	545,811	2,738	2.01
Certificates of deposit	1,117,737	7,893	2.82	1,017,227	9,165	3.60
Total interest-bearing deposits	2,674,414	11,623	1.74	2,164,193	13,184	2.44
Borrowed funds:
Short-term borrowings (4)	44,112	94	0.85	39,748	176	1.77
FHLB advances	987,586	10,400	4.21	834,990	10,634	5.09
Other borrowings	1,727	42	9.73	1,800	44	9.78
Total borrowings	1,033,425	10,536	4.08	876,538	10,854	4.95
Total interest-bearing liabilities	3,707,839	22,159	2.39%	3,040,731	24,038	3.16%
Demand deposit accounts	282,068			249,969
Other liabilities and capital securities	100,794			75,642
Total liabilities	4,090,701			3,366,342
Stockholders’ equity	393,842			311,390
Total liabilities and Stockholders’ equity	$4,484,543			$3,677,732
Net interest income (fully-taxable equivalent)		37,347			31,118
Less: full-taxable equivalent adjustments		(79)			(86)
Net interest margin		$37,268			$31,032
Net interest spread (5)			3.34			3.18
Net interest margin (6)			3.60%			3.58%

	Nine Months Ended September 30
	2003			2002
	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
	(In thousands)
Assets:
Interest-earning assets:
Mortgage loans (2)	$2,347,828	$112,201	6.57%	$1,876,995	$99,432	7.06%
Commercial loans (2)	135,908	5,642	5.65	123,187	5,922	6.41
Indirect auto loans (2)	786,551	33,387	5.66	663,913	34,046	6.84
Other consumer loans (2)	43,104	2,476	7.82	53,270	3,206	8.02
Total loans	3,313,391	153,706	6.33	2,717,365	142,606	7.00
Short-term investments	66,963	427	0.85	117,318	1,421	1.61
Debt securities (3)	382,677	12,925	4.50	441,918	16,999	5.13
Equity securities (3)	66,319	1,490	3.00	58,217	1,537	3.52
Total earning assets	3,829,350	168,548	5.99%	3,334,818	162,563	6.50%
Allowance for loan losses	(38,035)			(31,058)
Non-interest earning assets	288,911			221,731
Total assets	$4,080,226			$3,525,491
Liabilities and Equity:
Interest-bearing deposits:
NOW accounts	$315,758	$682	0.30%	$273,136	$818	0.40%
Savings accounts	362,936	2,473	0.93	296,569	3,102	1.39
Money market savings accounts	682,094	7,055	1.45	519,086	8,075	2.07
Certificates of deposit	1,056,240	23,727	3.04	1,001,285	27,969	3.72
Total interest-bearing deposits	2,417,028	33,937	1.91	2,090,076	39,964	2.55
Borrowed funds:
Short-term borrowings (4)	38,218	297	1.04	37,486	597	2.12
FHLB advances	946,243	30,906	4.35	821,910	31,547	5.12
Other borrowings	1,746	128	9.77	1,817	129	9.47
Total borrowings	986,207	31,331	4.24	861,213	32,273	5.00
Total interest-bearing liabilities	3,403,235	65,268	2.58%	2,951,289	72,237	3.26%
Demand deposit accounts	238,111			214,172
Other liabilities and capital securities	90,227			45,262
Total liabilities	3,731,573			3,210,723
Stockholders’ equity	348,653			314,768
Total liabilities and Stockholders’ equity	$4,080,226			$3,525,491
Net interest income (fully-taxable equivalent)		103,280			90,326
Less: full-taxable equivalent adjustments		(242)			(258)
Net interest margin		$103,038			$90,068
Net interest spread (5)			3.41			3.24
Net interest margin (6)			3.60%			3.61%

(1)          Annualized

(2)          Loans on non-accrual status are included in the average balances.

(3)          Average balances include unrealized gains on securities available for sale.  Equity securities include marketable equity securities and restricted equity securities.

(4)        Short-term borrowing includes immaterial balances of other borrowings.

(5)          Net interest rate spread represents the difference between the fully taxable yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)          Net interest margin represents net interest income divided by average interest-earning assets (fully taxable equivalent).

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

	Three months ended September 30, 2003 vs. 2002 Increase (decrease) due to			Nine months ended September 30, 2003 vs. 2002 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Federal funds sold and short-term investments	$(198)	$(274)	$(472)	$(473)	$(521)	$(994)
Debt securities	(1,079)	(524)	(1,603)	(2,133)	(1,941)	(4,074)
Equity securities	134	(134)	—	199	(246)	(47)
Mortgage loans	11,353	(3,911)	7,442	20,900	(8,115)	12,785
Commercial loans	382	(267)	115	522	(802)	(280)
Indirect auto loans	1,289	(2,197)	(908)	5,728	(6,387)	(659)
Other consumer loans	(152)	(65)	(217)	(643)	(87)	(730)
Total interest-earning assets	11,729	(7,372)	4,357	24,100	(18,099)	6,001

Interest-bearing liabilities:
Deposits:
NOW accounts	50	(2)	48	102	(238)	(136)
Savings accounts	250	(478)	(228)	583	(1,212)	(629)
Money market savings accounts	1,033	(1,143)	(110)	1,964	(2,984)	(1,020)
Certificates of deposit	844	(2,116)	(1,272)	1,394	(5,636)	(4,242)
Total deposits	2,177	(3,739)	(1,562)	4,043	(10,070)	(6,027)

Borrowed funds:
Short-term borrowings	15	(100)	(85)	6	(307)	(301)
FHLB advances	1,771	(2,003)	(232)	4,414	(5,055)	(641)
Total borrowings	1,786	(2,103)	(317)	4,420	(5,362)	(942)
Total interest-bearing liabilities	3,963	(5,842)	(1,879)	8,463	(15,432)	(6,969)
Net interest income (fully-taxable equivalent)	$7,766	$(1,530)	$6,236	$15,637	$(2,667)	$12,970

Provision for Loan Losses.  The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is appropriate to absorb losses inherent within the loan portfolio.  In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio, risk rating of loans, and the levels of non performing and other classified loans.  The amount of the allowance is estimated based on numerous judgments, and ultimate losses may vary from such estimates.  Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly in order to maintain the adequacy of the allowance.  For a full discussion on the Company’s allowance for loan losses policies see “Allowance for Loan Losses” in the Company’s 2002 annual report on Form 10-K.

The Company provided $2.2 million for loan losses in the quarter ended September 30, 2003 compared to $1.9 million in the quarter ended September 30, 2002.  The increase of $347,000 in 2003 was primarily attributable to risks associated in the growth in the loan portfolio.  The total allowance of $43.1 million at September 30, 2003 represented 1.22% of total loans compared to 1.15% at December 31, 2002.  The allowance for loan losses as a percentage of non-performing loans was 258.1% compared to 244.1% at December 31, 2002.  During the year the allowance for loan losses was increased by $6.1 million as a result of the Bay State acquisition on May 31, 2003.

Noninterest Income.  Total noninterest income was $4.7 million for the quarter ended September 30, 2003 compared to $3.6 million in the same period of 2002, an increase of $1.1 million, or 32.3%.  Of this increase, $362,000 resulted from the acquisition of Bay State.  Other income increased $505,000 in 2003 compared to 2002 primarily as a result of a curtailment loss of $446,000 recorded in 2002 related to the curtailment of the defined benefit pension plan at Nantucket Bank.

Noninterest Expense.  Noninterest expense increased by $4.4 million, or 25.7%, from $17.2 million for the quarter ended September 30, 2002 to $21.6 million for the quarter ended September 30, 2003.  This increase reflected increases in salaries and employee benefits ($1.3 million), occupancy and equipment ($723,000), data processing ($358,000), marketing expenses ($125,000), professional services ($1.1 million), amortization of intangibles ($302,000), and other noninterest expense ($571,000).

Salaries and employee benefits increased $1.3 million, or  13.7%, during the quarter ended September 30, 2003.  This increase was the result of salary increases averaging 4.5%, increases in staffing and overtime related to Company growth and franchise expansion as well as the Bay State acquisition and the core data processing conversion, supplemented by increases in employee benefits.

Occupancy and equipment expenses increased $723,000, or 30.8%, during the quarter ended September 30, 2003.  This increase was primarily the result of increases in building, equipment and software depreciation, rent and maintenance expenses related to branch expansion and Bay State acquisition during the period.

Data processing expenses increased $358,000, or 16.9%, during the quarter ended September 30, 2003 due primarily to core processing activities that are volume-related, increases in the number of retail deposit and loan accounts, ATM transactions and electronic banking.  Also, core processing expenses, data communication line and software maintenance expenses increased due to the conversion of the core processing functions to another service bureau which was completed in the second quarter.  In addition, overall data processing expenses increased due to the acquisition of Bay State on May 31, 2003.

Marketing expenses increased  $125,000, or 16.6%, during the quarter ended September 30, 2003.  This increase was primarily attributable to overall general increases in marketing and advertising efforts and public relations.

Professional services expenses increased $1.1 million, or 205.1%, during the quarter ended September 30, 2003. This increase was primarily the result of increases in corporate consulting services, legal and recruitment expenses.  In addition, professional services increased as a result of the conversion of the data core processing functions and the pending data processing conversion of Bay State scheduled later this year.

Amortization of intangibles increased $302,000, or 148.0%, during the quarter ending September 30, 2003.  This increase is primarily attributable to an increase in core deposit and non-compete intangibles as a result of the Bay State acquisition.

Other noninterest expense increased $571,000, or  29.1%, during the quarter ended September 30, 2003. The increase was related to increases in postage, telephone, office supplies, repossessions, and security related expenses, and also the Bay State acquisition.

Minority Interest Expense.  Interest expense of $1.5 million and $1.2 million for the quarters ending September 30, 2003 and 2002 respectively, reflects the issuance of $57.5 million of the 8.50% trust preferred securities in May 2002 and $15.0 million of pooled 6.65% trust preferred stock in March 2003.

Income Taxes. The effective tax rate for the quarter ended September 30, 2003 was 41.6% compared to 35.2% in the same period in 2002.  The increase from 2002 primarily reflects a change in Massachusetts tax law which eliminated the tax benefit attributable to REIT dividends.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

Net income amounted to $20.0 million, $.84 per diluted share, for the nine months ended September 30, 2003, as compared to net income of $27.4 million, $1.17 per diluted share, in the corresponding period of 2002.  The financial performance in the first nine months of 2003 was negatively impacted by the recording of a state income tax provision of $4.9 million, net of federal income tax benefit, as well as a charge of $1.0 million representing an interest tax deficiency on a settlement with the DOR.  (See Note 9)

Interest Income.  Interest income for the nine months ended September 30, 2003 was $168.3 million, compared to $162.3 million for the nine months ended September 30, 2002, an increase of $6.0 million, or 3.7%.  The increase in interest income resulted from growth in average interest-earning assets of $494.5 million, or 14.8%, offset by a decrease in the overall yield on interest-earning assets of 51 basis points from 6.50% in 2002 to 5.99% in 2003.  The principal areas of growth in average balances were real estate loans (up $470.8 million, or 25.1%) and indirect auto loans (up $122.6 million, or 18.5%), offset by a decrease in investment securities ($101.5 million, or 16.4%).  Most of the real estate loan growth resulted from increased originations and loans acquired through the purchase of Bay State on May 31, 2003.  During the nine months ending September 30, 2003, the Company sold $102.2 million of residential real estate loans.  The increase in indirect auto loans resulted from the prevailing favorable interest rate environment and the continued geographic expansion of the network of participating dealers and regions. The decrease in investment securities was primarily the result of funding loan growth during the period and cash required to purchase Bay State.

Interest Expense.  Interest expense for the nine months ended September 30, 2003 was $65.3 million compared to $72.2 million for the nine months ended September 30, 2002, a decrease of $7.0 million, or 9.6%.  This decrease resulted from a 68 basis point decrease in the cost of funds from 3.26% in 2002 to 2.58% in 2003, partially offset by a higher average balance of interest-bearing liabilities (up $451.9 million, or 15.3%).  The increase in interest-bearing liabilities was primarily the result of the acquisition of Bay State on May 31, 2003.

Interest expense on borrowed funds decreased $942,000 in the nine months ended September 30, 2003 to $31.3 from $32.2 million due primarily to a decrease of 76 basis points in the average rate paid on borrowed funds from 5.0% in 2002 to 4.24% for the nine months ended September 2003.  During the 2003 period, the average balance of borrowed funds increased $125.0 million, or 14.5%, as a result of the purchase of Bay State and to fund loan growth.

The current economic environment reflects what we believe is a consumer bias to preserve principal, remain liquid and deposit funds into non-time deposit accounts. We believe that the current low interest rate environment and stock market volatility, combined with the slow growth and employment in the economy, have induced consumers to seek insured deposit accounts that provide a safe haven for their savings.  Material increases in the average balances of non-time deposits reflect this positioning.   From September 30, 2002 to September 30, 2003 the average balance of non-time deposits increased from $1.1 billion to $1.4 billion while the cost associated with these accounts decreased 43 basis points from 1.47% in 2002 to 1.04% in 2003.  The average balance of term deposit accounts increased from $1 billion to $1.1 billion during the period.  Also, it should be noted that the average balance increase in non-time and term deposits has been influenced, to a lesser extent, by the purchase of Bay State on May 31, 2003.  In addition, with the expectation that the Federal Reserve’s Open Market Committee will not be inclined to immediately initiate a series of interest rate increases, we believe that consumers will continue to invest in non-time deposit accounts.

Provision for Loan Losses.  The Company provided $6.4 million for loan losses in the nine months ended September 30, 2003 compared to $5.4 million in the comparable prior year period.  The increase of $986,000 in 2003 was primarily attributable to the growth in the loan portfolio.

Noninterest Income. Total noninterest income was $12.8 million for the nine months ended September 30, 2003 compared to $10.4 million in the same period of 2002, an increase of $2.4 million, or 22.9%.  This increase was principally caused by increases in retail and checking account related income ($912,000), ATM/Debit card usage ($300,000), other loan fees ($313,000), gains on investment securities ($512,000), gains on the sale of loans ($117,000), and other income ($426,000), offset by decreases from loan servicing fees ($114,000), merchant card fee income ($89,000).

Noninterest Expense. Noninterest expense increased by $11.1 million, or 21.7%, from $51.2 million for the nine months ended September 30, 2002 to $62.3 million for the nine months ended September 30, 2003.  This increase reflected increases in salaries and employee benefits ($3.5 million), occupancy and equipment expenses ($1.8 million), data processing ($1.1 million), marketing expenses ($374,000), professional services ($1.6 million), amortization of intangibles ($328,000), and other noninterest expense ($2.4 million).

Salaries and employee benefits increased $3.5 million, or 12.6%, during the nine months ended September 30, 2003.  This increase was partially the result of salary increases averaging 4.5%, coupled with additions to staff resulting from the Bay State acquisition, an increase in commissions paid on loan refinancing activities, an increase in overtime payroll due to the core data processing conversion, and other additions to staff related to company growth supplemented by increases in employee benefits.

Occupancy and equipment expenses increased $1.8 million, or 26.4% during the nine months ended September 30, 2003. The increase was primarily the result of the Bay State acquisition as well as branch expansion and the related expenses to operate them during the period.  In addition, there were increases in depreciation expense for computer equipment related to the conversion of the core data processing function.

Data processing expenses increased $1.1 million, or 19.5%, during the nine months ended September 30, 2003 due primarily to core processing activities which are volume-related such as item processing, loan and deposit account activity, ATM and electronic bill payment processing, data line communication expenses and the acquisition of Bay State which is currently on a different core processing system.

Marketing expenses increased $374,000, or 18.8%, during the nine months ended September 30, 2003.  This increase was attributable to an increase in outside agency fees, newspaper and radio advertising and premium promotions, partially offset by decreases in production costs, direct marketing and marketing research.

Professional services expenses increased $1.6 million, or 91.6%, during the nine months ended September 30, 2003. This increase primarily reflects increases in legal, corporate and outside professional services associated with the conversion of the core data processing function and professional services related to the operations of Bay State which will continue until the core data processing conversion scheduled for November, 2003.  These increases were partially offset by decreases in audit and tax preparation and consulting services for private banking.

Amortization of intangibles increased $328,000, or 53.1%, during the nine months ended September 30, 2003.  This increase is attributed to an increase in identifiable core deposit and other intangibles as a result of the acquisition of Bay State.

Other noninterest expense increased $2.4 million, or 37.1%, during the nine months ended September 30, 2003.  This increase reflects primarily the net interest tax deficiency charge related to the REIT settlement with the Massachusetts DOR ($1.0 million), and increase in postage, building security, repossessions and litigation expenses.

Minority Interest Expense. Interest expense totaled $4.2 million for the nine months ended September 30, 2003, versus $1.6 million for the same period of 2002.  The increase in expense in 2003 reflects the issuance of a $15.0 million trust preferred security in March 2003, as well as having a full period of interest expense in 2003 from the $57.5 million trust preferred security which was issued in May 2002.

Income Taxes.  During the nine months ended September 30, 2003, the company recorded a state income tax provision of $4.9 million, net of the federal income tax benefit, as a result of the settlement with the Massachusetts DOR that retroactively disallowed the REIT dividend deduction for the years ended December 31, 1999 through December 31, 2002.  Due primarily to the impact of this extra tax provision, the effective tax rate was 53.4% for the nine months ended September 30, 2003 compared to 35.1% for the same period in 2002. Exclusive of this provision and the related $1.0 million interest deficiency charge, the effective tax rate for the nine months ended September 30, 2003 would have been 41.1% compared to 35.1% in the same period in 2002.  This increase from 2002 primarily reflects the impact of the change in Massachusetts law that eliminated the tax benefit attributable to REIT dividends in 2003.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets increased by $778.6 million from $3.7 billion at December 31, 2002 to $4.5 billion at September 30, 2003.  This increase was largely due to the acquisition of Bay State during the second quarter of 2003 which added $683 million to total assets.

INVESTMENT SECURITIES

Investment securities decreased from $489.8 million as of December 31, 2002, to $401.2 million at September 30, 2003.  This decrease was due to sales, calls, paydowns and maturities exceeding reinvestment.  Cash flows from investments were used in part, to finance the acquisition of Bay State.  The securities portfolio consists primarily of United States Treasury and Agency securities all rated AAA by rating agencies.

Federal funds sold totaled $187.8 million as of September 30, 2003, versus $11.1 million as of December 31, 2002.  These amounts represent overnight investments of excess funds placed with other financial institutions that are deemed to be "well capitalized" by regulatory bodies.  The increase in amounts at September 30, 2003, was due in part from proceeds of a loan sale at the quarter end of approximately $90 million.  The Company expects to reinvest a portion of these funds in loans and investment purchases during the fourth quarter.

LOANS

The following table shows the composition of the Company’s loan portfolio at:

	September 30, 2003	December 31, 2002
	(In thousands)
Real estate loans:
Residential (one-to-four family)	$1,669,571	$1,513,388
Commercial	634,045	356,610
Construction	123,761	110,166
Home equity lines of credit	108,617	67,794
Total real estate loans	2,535,994	2,047,958
Commercial loans	136,460	127,822
Consumer loans:
Indirect auto loans	822,778	770,574
Less-unearned discount	18	210
Indirect auto loans, net	822,760	770,364
Other	39,225	45,027
Total consumer loans, net	861,985	815,391
Total loans	$3,534,439	$2,991,171

Loans serviced for others on a non-recourse basis at September 30, 2003 and December 31, 2002 amounted to $262.2 million and $249.0 million, respectively.

Total loans increased by $543.3 million during the first nine months of 2003.  This increase was primarily attributable to approximately $517 million of loans obtained as a result of the Bay State acquisition.

Residential real estate loans increased $156.2 million from December 31, 2002 to September 30, 2003.  This increase was due to the Bay State acquisition.   The Company sold $90.4 million of fixed rate loans during the third quarter of 2003.

Commercial real estate loans increased $277.4 million from December 31, 2002.  This increase was primarily attributable to the Bay State acquisition.

Construction loans increased $13.6 million from December 31, 2002, due primarily to the Bay State acquisition.

Home equity lines of credit increased by $40.8 million from December 31, 2002.  Excluding Bay State, the increase was $14.8 million. This growth was achieved through a special marketing program that provided a lower fixed rate for the first six months.

Indirect auto loans increased by $52.4 million from December 31, 2002 to September 30, 2003.  Bay State did not have any indirect auto loans in its portfolio.  The annualized year to date growth, in this business line of approximately 9%, is lower than our historical growth rate.  This slowdown is a result of a number of factors including consumers opting for cash out refinances, and manufacturer direct loans as financing sources, as well as increased competition.  Primarily for these reasons, management believes that the rate of growth will be lower than historical levels.

RISK MANAGEMENT

The primary goal of our risk management program is to identify key areas of risk within the Company, and to effectively measure, control and monitor these risks.  The Board of Directors has established the Risk Management Committee which is comprised of three outside directors, with members of senior management participating in carrying out the committee’s duties.

CREDIT RISK MANAGEMENT

The Risk Management Committee of the Board monitors our credit risk management.  We utilize an internal loan rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio.  Additionally, as a supplement to our own internal credit review function, the Company has a semi-annual review performed by an outside firm specializing in loan analysis.

RISK ELEMENTS

The following table sets forth information regarding non-performing assets:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Non-accrual loans (1):
Real estate loans:
Residential	$3,526	$3,654
Commercial	3,832	3,978
Construction	1,454	—
Home equity	13	77
Commercial loans	5,499	5,028
Indirect auto loans	2,175	1,194
Other consumer loans	189	142
Total non-accrual loans	16,688	14,073
Other real estate owned and repossessed autos, net of related reserves	235	1,350
Total non-performing assets	$16,923	$15,423

Allowance for loan losses as a percent of total loans	1.22%	1.15%
Allowance for loan losses as a percent of total non-accrual loans	258.1%	244.1%
Non-performing loans as a percent of total loans	0.47%	0.47%
Non-performing assets as a percent of total assets	0.38%	0.42%

(1)                                  Non-accrual loans include loans 90 days or more past due and other loans which have been identified as resentinguncertainty with respect to the collectibility of interest or principal.

Loans are considered impaired when it is probable that the Company will not be able to collect principal, interest and fees according to the contractual terms of the loan agreement.  Total impaired loans at September 30, 2003 and December 31, 2002, were $11.9 million and $9.5 million, respectively.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Balance at beginning of period	$41,797	$31,631	$34,354	$29,513
Provision for loan losses	2,197	1,850	6,371	5,385
Acquired allowance from Bay State	—	—	6,147	—
Charge-offs:
Mortgage loans:
Residential	—	—	—	(44)
Commercial	—	—	(6)	—
Home equity	—	—	—	—
Construction	—	—	—	—
Commercial loans	(359)	(445)	(766)	(855)
Indirect auto loans	(833)	(441)	(4,070)	(1,663)
Other consumer loans	(10)	—	(21)	(13)
Total charge-offs	(1,202)	(886)	(4,863)	(2,575)
Recoveries:
Mortgage loans:
Residential	42	1	86	58
Commercial	171	—	179	31
Home equity	—	—	—	—
Construction	—	—	—	—
Commercial loans	4	437	9	488
Indirect auto loans	88	104	783	237
Other consumer loans	(25)	4	6	4
Total recoveries	280	546	1,063	818

Net charge-offs	(922)	(340)	(3,800)	(1,757)

Balance at end of period	$43,072	$33,141	$43,072	$33,141

Ratio of annualized net charge-offs toaverage loans	0.10%	0.05%	0.15%	0.09%

The increase in indirect auto loan charge-offs during the three and nine months ending September 30, 2003 versus 2002 is due in part to the significant growth in the portfolio during the past year, (year-to-date average balances increased $123 million or 18%), coupled with rising unemployment and lower values realized from repossessed auto sales.

DEPOSITS

A summary of deposit balances is as follows:

	September 30, 2003	December 31, 2002
	(In thousands)
Demand deposit accounts	$279,170	$196,869
NOW and money market deposit accounts	1,201,040	873,019
Passbook and other savings accounts	395,854	320,528
Total non-certificate accounts	1,876,064	1,390,416
Certificates of deposit -
Term certificates of $100,000 and over	296,520	285,664
Term certificates less than $100,000	815,895	727,795
Total certificates of deposit	1,112,415	1,013,459
Total deposits	$2,988,479	$2,403,875

Total deposits at September 30, 2003 were $3.0 billion, an increase of $584.6 million, compared to $2.4 billion at December 31, 2002.  This increase was largely due to the Bay State acquisition which added $389.2 million to total deposits. Core deposit account balances (non-certificate) increased by $485.6 million during the first nine months of 2003.  The increase in core deposits during 2003 was generally attributable to Bay State, normal seasonal fluctuations, continued uncertainty in the stock market as consumers seek safety and liquidity, as well as the result of less attractive rates being offered on term deposit products. A slight decrease in certificates of deposits (excluding the effects of the Bay State acquisition) was primarily the result of declining interest rates for this type of product and consumers wanting to maintain a liquid position.

OTHER FUNDING SOURCES

Total borrowings increased $108.8 million from December 31, 2002 to September 30, 2003.  The majority of this increase in funding represents term debt from the Federal Home Loan Bank of Boston resulting from the acquisition of Bay State.

LIQUIDITY AND CAPITAL RESOURCES

The increase in stockholders’ equity of $63.4 million to $382.9 million at September 30, 2003 resulted mainly from common stock issued in conjunction with the acquisition of Bay State of $71.9 million, net comprehensive income of $20.8 million, offset by cash dividends and stock repurchases totaling $31.2 million. There remain 2,171,459 shares available for repurchase under the Company’s fifth repurchase program announced in August 2003.

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

As voluntary members of the Federal Home Loan Bank of Boston (FHLB), Compass and Nantucket Bank are entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to others.  Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit specifically pledged to the FHLB.  At September 2003, Compass and Nantucket Bank had approximately $431.2 million and $26.7 million, respectively, in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock.  Use of this borrowing capacity may also be impacted by regulatory capital requirements.

Liquidity management is both a daily and long-term function of business management.  The measure of a Bank’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  At September 30, 2003, the Company maintained cash and due from banks, federal funds sold and short-term investments of $346.7 million, or 7.7% of total assets.  The Company invests excess funds, if any, in federal funds sold which provides liquidity to meet lending requirements.

At September 30, 2003, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $446.4 million. The Company anticipates that it will have sufficient funds available to meet its current commitments.  Certificates of deposit maturing within one year from June 30, 2003 amounted to $617.5 million.  The Company expects that a significant portion of maturing certificate accounts will be retained at maturity.

The Company’s and the Banks’ capital ratios at September 30, 2003 were as follows:

	Seacoast Financial	Compass Bank	Nantucket
Total Capital (to risk weighted assets)	12.82%	11.34%	13.88%
Tier 1 Capital (to risk weighted assets)	11.50	10.06	12.62
Tier 1 Capital (to average assets)	7.66	6.67	8.88

These ratios placed the Company in excess of regulatory standards and the Banks in the “well capitalized” category as set forth by the FDIC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. This risk is managed by periodic evaluation of the interest risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors.  Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates.  Each Bank¢s Asset/Liability Committee, comprised of senior management, is responsible for managing interest rate risk and reviewing with its Board of Directors on a quarterly basis its activities and strategies, the effect of those strategies on operating results, the Bank’s interest rate risk position and the effect changes in interest rates would have on net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

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

The Company and the Banks quantify their interest rate risk exposure using a sophisticated simulation model.  Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon.  Simulation analysis involves projecting future interest income and expense under various rate scenarios.  Internal guidelines on interest rate risk specify that for every 100 basis point immediate shift in interest rates, the estimated net interest income over the next 12 months should decline by less than 5%.

In utilizing a 300 basis point increase in rates in its simulation model, the full impact of annual rate caps of 200 basis point common to most adjustable rate mortgage loan products is considered.  The rate shocks used assume an instantaneous and parallel change in interest rates and that no strategies are implemented in response to the change in interest rates.  Prepayment speeds for loans and mortgage-backed securities are based on published median dealer forecasts for each interest rate scenario.

As of September 30, 2003, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

	Percentage Increase (Decrease) in Estimated Net Interest Income Over:
	12 months	24 months
300 basis point increase in rates	(13.2)%	(12.7)%
50 basis point decrease in rates (Note 1)	0.8%	0.5%

(1)          Due to the low interest rate environment in effect at September 30, 2003 (the average Federal Fund overnight rates were trading below 1.00%) the simulation model was rate shocked down 50 basis point.

For each one-percentage point change in net interest income, the effect on net income would be $770,000, assuming a 41% tax rate.

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

On May 31, 2003, we completed the acquisition of Bay State Bancorp, Inc.  In the course of our due diligence for that transaction we evaluated Bay State’s system of internal control over financial reporting and concluded that it provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, as provided in Exchange Act Rule 13a-15(f).  The integration of Bay State into the Fiserv EDP platform was completed in November 2003.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to our financial condition and results of operations.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to A Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits:

2.1	Agreement and Plan of Merger, dated as of October 20, 2003 by and between Seacoast Financial Services Corporation, Coast Merger Sub Corporation and Abington Bancorp, Inc. +++

3.1	Articles of Organization of Seacoast Financial Services Corporation++

3.2	By-Laws of Seacoast Financial Services Corporation++

4	Specimen certificate for the common stock of Seacoast Financial Services Corporation+

11	A statement regarding earnings per share is included in Item 1, Note 5, of this report.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

b.	We filed a Current Report on Form 8-K on July 25, 2003 under Items 7 and 9 of Form 8-K.

+

Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-52889), filed with the Securities and Exchange Commission under the Company’s prior name, “The 1855 Bancorp”, on August 14, 1998.

++	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 18, 1998.

+++	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seacoast Financial Services Corporation
(Registrant)

Date: November 13, 2003	By	/s/ Kevin G. Champagne
Kevin G. Champagne
President and Chief Executive Officer

Date: November 13, 2003	By	/s/ Francis S. Mascianica, Jr.
Francis S. Mascianica, Jr.
Treasurer, as Principal Financial and
Accounting Officer