Form 10-K
period 2003-12-31
SEACOAST FINANCIAL SERVICES CORP
filed 2004-03-12
CIK 1061692

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-25077

SEACOAST FINANCIAL SERVICES CORPORATION
(Exact name of Registrant as Specified in its Charter)

Massachusetts (State of Incorporation)	04-1659040 (I.R.S. Employer Identification No.)
One Compass Place, New Bedford, Massachusetts (Address of Principal Executive Offices)	02740 (Zip Code)
(508) 984-6000 (Registrant's Telephone No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $.01 par value

        Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

        The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of common stock on June 30, 2003, the last day of the registrant's most recently completed second fiscal quarter as reported, on the NASDAQ National Market, was $503,656,076. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

        Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

        As of March 1, 2004, 25,904,880 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2004 annual meeting of stockholders are incorporated by reference into the annual report as portions of Part III of Form 10-K.

PART I

Forward-Looking Statements

        This Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. When used in this report, the words or phrases, "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "believes," "intends," and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in the forward-looking statements. Important factors that might cause such a difference include, among other things, general economic conditions, particularly the real estate market, in Seacoast's primary market area, credit risk management, asset/liability management, legislation and changes in government regulation and supervision, including changes in accounting standards, changes in interest rates, achieving cost savings goals and time frames for successful acquisitions and integration, the availability of and costs associated with sources of liquidity and increased competition and bank consolidations in Seacoast's market area.

        The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated events or circumstances after the date of such statements.

Item 1.    Business

General

        Seacoast Financial Services Corporation (the Company or Seacoast) is a bank holding company, registered with the Board of Governors under the Bank Holding Company Act of 1956, as amended (the BHCA). The Company has two wholly owned bank subsidiaries: Compass Bank for Savings (Compass) and Nantucket Bank, both of which are Massachusetts-chartered stock savings banks. Compass and Nantucket Bank are collectively referred to herein as the Banks.

        Until the completion of a mutual to stock conversion and initial public offering of stock on November 20, 1998, the Company was a mutual holding company, created in connection with the reorganization of Compass into the mutual holding company form of organization in 1994.

        From its organization in 1855 until its reorganization into the mutual holding company form of organization in 1994, Compass was a Massachusetts-chartered mutual savings bank. Upon the reorganization, Compass became a stock savings bank and wholly owned subsidiary of the Company.

        Nantucket Bank was organized in 1834 as a Massachusetts-chartered mutual savings bank and reorganized as a stock savings bank in 1988. The Company acquired Nantucket Bank in 2000 in connection with its acquisition of Home Port Bancorp, Inc., the parent company of Nantucket Bank.

        The Banks' principal business has been, and continues to be, gathering deposits from customers within its market areas and investing those funds in residential and commercial real estate loans, indirect automobile loans (Compass only), commercial loans, construction loans, home equity loans and other consumer loans and investment securities. The Banks' investment portfolios consist primarily of U.S. Government and agency securities, corporate bonds, and mortgage-backed securities, collateralized mortgage obligations and, to a lesser extent, marketable equity securities. Individual and business customers have a variety of deposit accounts with the Banks, including NOW (checking) and other demand deposit accounts, passbook savings accounts, money market deposit accounts, Individual Retirement Accounts (IRA's) and various certificates of deposits. Compass has been providing private banking services to both individuals and businesses since 2001.

        The Banks' deposits are insured by the Bank Insurance Fund (BIF), as administered by the Federal Deposit Insurance Corporation (FDIC), up to the maximum amount permitted by law. Deposit amounts in excess of FDIC insurance limits are insured by the Depositors Insurance Fund (DIF), a deposit insuring entity for Massachusetts's savings banks. The Banks are voluntary members of the Federal Home Loan Bank of Boston (FHLB), which serves principally as a credit source in providing funds for residential mortgage lending.

Pending Acquisition of the Company by Sovereign Bancorp, Inc.

        On January 26, 2004, the Company announced that it had entered into a definitive agreement with Sovereign Bancorp, Inc. (Sovereign) pursuant to which it would be acquired by Sovereign. Under the Sovereign/Seacoast merger agreement, stockholders of Seacoast (which will include former stockholders of Abington who receive shares of Seacoast common stock in the Seacoast/Abington merger if the Seacoast/Abington merger is completed) will receive 1.461 shares of Sovereign common stock for each share of Seacoast that they own subject to potential adjustment based on the average of Sovereign's closing share prices as reported on the New York Stock Exchange for 15 consecutive trading days prior to the later to occur of (1) Seacoast's stockholder meeting to consider the Sovereign/Seacoast merger, or (2) the date of the receipt of the last governmental approval required to complete the Sovereign/Seacoast merger (the Sovereign determination date) as follows:

  •
  if,between the date of announcement of the Sovereign/Seacoast merger and the Sovereign determination date, Sovereign's common stock price (measured as set forth above) increases, the exchange ratio will remain fixed at 1.461 for each share of Seacoast common stock outstanding;

  •
  if, between the date of announcement and the Sovereign determination date, Sovereign's common stock price drops (measured as set forth above) by up to 10% to $21.57 per share, the exchange ratio will be adjusted to a ratio which will yield $35.00 for each share of Seacoast common stock outstanding; or

  •
  if, between the date of announcement and the Sovereign determination date, Sovereign's common stock price drops (measured as set forth above) by more than 10% to $21.56 or below, the exchange ratio will be fixed at 1.623 shares of Sovereign common stock for each share of Seacoast common stock outstanding.

        Seacoast has a right to terminate the transaction at any time prior to the Sovereign/Seacoast merger if (1) Sovereign's stock price (measured as set forth above) is less than $20.37 (equivalent to a decrease of at least 15%) and (2) Sovereign underperforms an index of ten per financial institutions by more than 15%, subject to a right on Sovereign's part to void the termination by increasing the exchange ratio to an exchange ratio which would yield $33.06 for each share of Seacoast common stock outstanding. In all cases, cash will be paid in lieu of any fractional shares. The Sovereign/Seacoast merger is intended to constitute a tax-free "reorganization" for federal income tax purposes. The Sovereign/Seacoast merger agreement was filed on January 28, 2004 with the Securities and Exchange Commission as an exhibit to Sovereign's Current Report on Form 8-K. Completion of the Sovereign/Seacoast merger, which is currently anticipated to occur in the third quarter of 2004, is subject to a number of conditions, including receipt of all requisite governmental approvals and certain other customary conditions, as well as the right of each party to terminate the Sovereign/Seacoast merger under certain circumstances. In addition, the Sovereign/Seacoast merger is subject to approval by the affirmative vote of at least 75% of the total number of votes eligible to be cast by Seacoast's stockholders. In addition, the Sovereign/Seacoast merger agreement contemplates that the Seacoast/Abington merger will be completed prior to the Sovereign/Seacoast merger, unless the Seacoast/Abington merger agreement has been terminated pursuant to its terms. As a result, if both mergers are consummated, Abington stockholders who receive Seacoast common stock in the Seacoast/Abington merger and who do not sell those shares prior to the close of the Sovereign/Seacoast merger will ultimately end up with shares of Sovereign common stock. Sovereign has stated that it anticipates the transaction will close in the third quarter of 2004.

Acquisitions

        On October 20, 2003, the Company and Coast Merger Sub Corporation, a wholly owned subsidiary of Seacoast (Merger Sub), entered into an Agreement and Plan of Merger with Abington Bancorp, Inc. (Abington), whereby Merger Sub will merge with and into Abington. The Seacoast/Abington merger agreement provides, among other things, that as a result of the Seacoast/Abington merger each outstanding share of common stock of Abington (subject to certain exceptions) will be converted into the right to receive 1.4468 shares of Seacoast common stock, plus cash in lieu of any fractional interest, or $34.00 in cash, subject to election and allocation procedures set forth in the Agreement which are intended to ensure that 75% of the outstanding shares of Abington common stock will be converted into the right to receive Seacoast common stock and 25% of the outstanding shares of Abington common stock will be converted into the right to receive cash. Abington will have the ability to terminate the Seacoast/Abington merger agreement if the price of Seacoast common stock declines by more than 20% and underperforms a peer group of companies by more than 10% over a designated measurement period unless Seacoast increases the exchange ratio for converting shares of Abington common stock to Seacoast common stock in accordance with a formula specified in the Agreement.

        Consummation of the Seacoast/Abington merger is subject to a number of customary conditions, including, but not limited to, (1) the approval of the Seacoast/Abington merger agreement by the stockholders of Abington and (2) the receipt of requisite regulatory approvals of the Seacoast/Abington merger and the proposed merger of Abington's banking subsidiary, Abington Savings Bank, with and into Compass, as soon as practicable following consummation of the Seacoast/Abington merger. A special meeting of the stockholders of Abington, at which the Seacoast/Abington merger is expected to be voted upon, is scheduled to be held on March 25, 2004. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), this transaction will be accounted for as a purchase and goodwill of approximately $94 million is expected to be recognized. As of December 31, 2003, Abington had total assets of approximately $815 million, primarily in investments available for sale and residential loans, and total deposits of approximately $650 million. It is anticipated that the transaction will be completed in the second quarter of 2004. The addition of Abington's 17 branches located throughout the southeastern metropolitan Boston area is expected to complement the Company's existing branch network.

        On May 31, 2003, the Company completed the acquisition of Bay State Bancorp, Inc. and its wholly owned banking subsidiary, Bay State Federal Savings Bank (Bay State), a federally-chartered stock savings bank with six banking offices in the greater Boston area. As required by SFAS No. 142, the acquisition was accounted under the purchase method of accounting and, as such, is included in the Company's results of operations from the date of acquisition. Goodwill resulting from this acquisition totaled $79.2 million. At the date of acquisition, total assets amounted to $579.2 million and deposits totaled $387.7 million.

        On December 31, 2000, the Company completed its acquisition of Home Port Bancorp, Inc., the holding company for Nantucket Bank, a three-branch Massachusetts-chartered savings bank located on Nantucket Island, Massachusetts. This transaction was accounted for under the purchase method of accounting and goodwill resulting from this acquisition totaled $36.3 million. At the date of acquisition, total assets amounted to $341 million and deposits totaled $289 million.

Market Area and Competition

        At December 31, 2003, the Company conducted business from its corporate headquarters in New Bedford, Massachusetts. The Banks conducted business from 50 full-service branches, seven of which are located in New Bedford and the remaining 43 of which are located in the Massachusetts communities of Fall River (two branches), Plymouth (five branches), Assonet, Boston, Brookline, Carver, Dedham, Fairhaven, Mattapoisett, North Dartmouth, Norwood, Seekonk, Somerset, Swansea,

Walpole, Westport, Westwood and Cape Cod (thirteen branches), and the islands of Martha's Vineyard (five branches) and Nantucket (three branches). The Banks also have two limited service high school branches and 56 branch and remote ATMs. Compass opened a branch in January 2004 in Marshfield and another branch in Harwich in March 2004. In addition, Compass's indirect auto lending business extends from the entire state of Massachusetts into Rhode Island and New Hampshire.

        The Banks face significant competition both in generating loans and in attracting deposits. The Banks' primary market area is highly competitive and they face direct competition from a significant number of financial institutions, many with either a statewide, a regional or, in some cases, a national presence. Several of these financial institutions are significantly larger and have greater financial resources than either Compass or Nantucket Bank.

        The Banks' competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Their most direct competition for deposits has historically come from savings, cooperative and commercial banks and credit unions. In addition, the Banks face competition for depositors' funds from non-bank institutions, such as brokerage firms, mutual fund families and insurance companies, which offer financial alternatives such as short-term money-market funds, corporate and government securities funds, mutual funds and annuities. Nantucket Bank is the only bank exclusively serving the island of Nantucket. Nantucket Bank's competitive advantage is derived from the fact that all of its products and services are designed to meet the needs and requirements of its local customers.

        The Banks compete for deposits principally by offering depositors convenient branch hours and locations, personalized customer service, telephone and computer access to accounts, a wide variety of deposit programs, automated teller machines and competitive interest rates. The competition for loans varies depending on the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market and other factors which are not readily predictable.

Lending Activities

        General.    The loan portfolio, excluding loans held-for-sale, totaled $3.6 billion as of December 31, 2003, representing 82% of total assets on that date. The Banks primarily make residential real estate loans secured by one- to four-family residences, indirect auto loans (Compass only) and commercial real estate loans. The Banks also make home equity line of credit loans, residential and commercial construction loans, commercial loans, fixed rate home equity loans, personal installment loans and passbook loans. The majority of loans, including some loans classified as commercial loans, are collateralized by real estate.

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

        The following table summarizes the composition of the loan portfolio as of the dates indicated:

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent Of total	Amount	Percent Of total	Amount	Percent Of total	Amount	Percent Of total	Amount	Percent Of total
	(Dollars in thousands)
Real estate loans:
Residential	$1,698,693	47.3%	$1,513,388	50.6%	$1,311,606	50.9%	$1,212,595	51.3%	$896,479	51.3%
Commercial	625,670	17.4	356,610	11.9	337,277	13.1	322,724	13.7	223,500	12.8
Construction, net	146,762	4.1	110,166	3.7	108,556	4.2	109,360	4.6	71,735	4.1
Home equity	96,281	2.7	67,794	2.2	45,709	1.8	39,932	1.7	26,076	1.5

Total real estate loans	2,567,406	71.5	2,047,958	68.4	1,803,148	70.0	1,684,611	71.3	1,217,790	69.7

Commercial loans	155,573	4.3	127,822	4.3	115,562	4.5	100,789	4.3	66,360	3.8

Consumer loans:
Indirect auto loans	831,702		770,574		601,236		528,653		439,753
Less: unearned discount(1)	7		210		1,651		6,781		17,370

Indirect auto loans, net	831,695	23.2	770,364	25.8	599,585	23.3	521,872	22.1	422,383	24.2
Other	36,731	1.0	45,027	1.5	56,039	2.2	56,060	2.3	40,673	2.3

Total consumer loans, net	868,426	24.2	815,391	27.3	655,624	25.5	577,932	24.4	463,056	26.5

Total loans	$3,591,405	100.0%	$2,991,171	100.0%	$2,574,334	100.0%	$2,363,332	100.0%	$1,747,206	100.0%

(1)
Since January 1999, all indirect auto loans have been originated on a simple interest basis. Accordingly, the balance of unearned discount will continue to decline as pre-1999 indirect auto loans are repaid.

        Loan Origination and Underwriting—Compass.    Loan officers based in each of Compass's six regions—Boston, Plymouth, Fall River, New Bedford, Cape Cod and Martha's Vineyard—originate and underwrite mortgage and commercial loans. Compass also employs external loan originators, based in each of the regions, who originate residential mortgage loans. Compass underwrites consumer loans at its main office, although it originates such loans at its branches and call center. In originating indirect auto loans, the Company utilizes a network of automobile dealers located throughout its current market area, which encompasses the entire state of Massachusetts into Rhode Island and New Hampshire.

        Compass's loan underwriting varies depending on the type of loan. It generally includes the use of credit applications, property appraisals and verification of an applicant's credit history, employment and banking relationships to the extent management deems appropriate in each case. With respect to indirect auto loans, car dealers originate the loans and transmit loan applications to Compass for underwriting. Additional information concerning the underwriting of specific types of loans is set forth in sections that discuss those loans.

        Senior loan officers oversee the loan origination and underwriting functions for commercial and commercial real estate loans. Individual loan officers may originate loans within certain approved lending limits. A credit committee, consisting of senior loan and credit officers, and Compass's Board of Directors, or the executive committee thereof, must approve all unsecured commercial loans over $2.5 million and all secured commercial loans, including commercial real estate loans, over $5.0 million. Pursuant to its loan policy, Compass generally will not make loans aggregating more than $20.0 million to any one borrower. Exceptions to this "house" lending limit must be pre-approved by the Board. At December 31, 2003, one customer exceeded this $20.0 million house-lending limit by $5.0 million. Compass's legal lending limit, which is set at 20% of its capital, was approximately $54 million at December 31, 2003.

        Loan Origination and Underwriting—Nantucket Bank.    Loan originations for Nantucket Bank come from a number of sources. Most real estate loan originations are attributable to referrals from existing customers, real estate brokers, attorneys and builders as well as walk-in customers and officer calls. Officer calls and referrals are important sources of commercial and commercial mortgage loan originations. Consumer loans generally are written with existing depositors.

        Loans originated by Nantucket Bank are underwritten by its personnel, with individual lending officers having the authority to approve loans up to specified limits. A credit committee, consisting of senior loan and other officers, must approve all loans that exceed $700,000 and Nantucket Bank's Board of Directors, or the executive committee thereof, must approve all loans over $1.2 million. Nantucket Bank will generally not make loans to any one borrower with an aggregate balance in excess of its house lending limit of $2.5 million. At December 31, 2003, three customers exceeded the house lending limit by $250,000, $110,000 and $10,000, respectively. Nantucket Bank's legal lending limit was approximately $8 million at December 31, 2003.

        Independent licensed appraisers are used to appraise the property intended to secure real estate loans. Nantucket Bank's underwriting criteria are designed to minimize the risks of each loan. Nantucket Bank has detailed guidelines concerning the types of loans that may be made, the nature of the collateral required, the information that must be obtained concerning the loan applicant and follow-up inspections of collateral after the loan is made.

        Loan Origination and Underwriting—Consolidated.    The following table sets forth activity within the loan portfolio for the periods indicated:

	Years ended December 31,
	2003	2002	2001
	(In thousands)
Loans outstanding at beginning of year	$2,991,171	$2,574,334	$2,363,332
Loans originated:
Real estate loans:
Residential	839,466	653,518	479,061
Commercial	82,844	78,821	78,042
Construction	171,032	151,845	146,949
Home equity	75,367	61,870	31,905

Total real estate loans	1,168,709	946,054	735,957

Commercial loans	123,333	84,828	82,072
Indirect auto loans	474,744	513,620	364,684
Other consumer loans	18,564	25,832	36,604

Total loans originated	1,785,350	1,570,334	1,219,317

Purchases of real estate loans	17,290	29,351	—
Acquisition of Bay State Bancorp, Inc.	517,794	—	—
Less:
Principal repayments	1,602,350	1,151,609	936,748
Loans sold	109,021	28,197	68,472
Transfers to other real estate owned	2,636	82	832
Principal charged-off	6,297	2,960	2,263

Loans outstanding at end of year	$3,591,405	$2,991,171	$2,574,334

        The Banks charge origination fees, or points, and collect fees to cover the costs of appraisals and credit reports on most new residential mortgage loans and on many commercial real estate loans. The

Banks also collect late charges on real estate and consumer loans. For information regarding the recognition of loan fees and costs, see Note 1 to the Consolidated Financial Statements.

        Loan Maturity and Repricing.    The following table presents the contractual maturity and repricing dates of the Banks' loan portfolio at December 31, 2003.

	Real estate loans				Other
	Residential	Commercial	Construction	Home Equity	Commercial	Indirect	Consumer Loans	Total Loans
	(In thousands)
Within one year	$144,121	$161,687	$67,863	$95,295	$119,438	$225,613	$13,404	$827,421
After one year:
More than one year to three years	228,615	208,881	21,408	115	18,185	403,298	9,315	889,817
More than three years to five years	245,245	177,149	14,859	103	15,530	194,685	4,431	652,002
More than five years to fifteen years	501,736	71,352	14,316	515	2,420	8,099	9,523	607,961
More than fifteen years	578,976	6,601	28,316	253	—	—	58	614,204

Total due after
December 31, 2004	1,554,572	463,983	78,899	986	36,135	606,082	23,327	2,763,984

Total amount due	$1,698,639	$625,670	$146,762	$96,281	$155,573	$831,695	$36,731	3,591,405

Less: allowance for loan losses								43,321

Net loans								$3,548,084

        The following table sets forth the balances of loans at December 31, 2003, which are contractually due or scheduled to reprice after December 31, 2004, segregated between fixed and adjustable interest rates:

	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential	$1,217,896	$336,676	$1,554,572
Commercial	106,729	357,254	463,983
Construction	50,494	28,405	78,899
Home equity	—	986	986

Total real estate loans	1,375,119	723,321	2,098,440
Commercial loans	18,359	17,776	36,135
Indirect auto loans	606,082	—	606,082
Other consumer loans	23,230	97	23,327

Total loans	$2,022,790	$741,194	$2,763,984

        Residential Real Estate Loans.    As of December 31, 2003, adjustable rate loans represented approximately 30% and fixed rate loans represented approximately 70% of the Banks' portfolio of residential real estate loans secured by one-to four-family residences. Residential loans totaled $1.7 billion as of December 31, 2003, for an increase of $185.3 million, or 12.4%, over the balance at December 31, 2002. An additional $2.6 million in residential mortgage loans held for sale were outstanding at December 31, 2003. During 2003, the Banks purchased $17.3 million in residential real estate loans and acquired $186.3 million in residential balances from the acquisition of Bay State.

        The Banks regularly assess the desirability of holding long-term, fixed-rate residential loans in their portfolio. A number of factors are evaluated to determine whether or not to hold newly originated fixed-rate loans in the portfolio. Some of these factors include: current and projected liquidity, current and projected interest rate risk profile, projected growth in other loans and investments, and projected interest rates. Generally, the Banks retain the right and obligation to service all loans that they sell. The Banks receive a fee for servicing loans equal to approximately 0.25% per annum on the outstanding balance. Loans serviced for others on a non-recourse basis amounted to $237.0 million and $249.0 million, respectively, at December 31, 2003 and 2002. The Banks sold $109.0 million in residential real estate loans during 2003. Servicing fee income, net of amortization and impairment, amounted to $558,000 and $409,000 for the years ended December 31, 2003 and 2002, respectively.

        Adjustable rate mortgage loans generally reprice either annually, or are fixed for an initial three, five or seven years and adjust annually thereafter. The interest rate adjustments on these loans are indexed to the applicable one-year or three-year U.S. Treasury CMT Index with corresponding add-on margins of varying amounts generally ranging from 2.75% to 3.25%. Rates adjust by no more than one or two percentage points in each adjustment period and by no more than five or six percentage points over the life of a loan.

        The Banks each maintain programs to originate residential mortgage loans to low-to-moderate income borrowers. At Compass, these loans have fixed or adjustable interest rates that are typically lower than prevailing market rates, are closed without points, have substantially lower closing costs than other residential loans and have terms of up to 35 years. The loans may have up to a 97% loan-to-value ratio, although borrowers must obtain private mortgage insurance if the loan-to-value ratio exceeds 80%. At Nantucket Bank, such loans are closed with no points and may have loan-to-value ratios up to 90% without private mortgage insurance. The Banks partially fund the loans with borrowings under either the Community Investment Program (CIP) or the New England Fund (NEF) housing programs of the FHLB. These programs permit borrowings from the FHLB at below market rates to finance the loans. The Banks had $13.0 million of CIP-funded loans and $9.9 million of NEF-funded loans in their residential loan portfolios as of December 31, 2003.

        Commercial Real Estate Loans.    The Banks make commercial real estate loans throughout their market area. The portfolio totaled $625.7 million, or 17.4% of total loans, at December 31, 2003, which represents an increase of $269.1 million over the balance of $356.6 million at December 31, 2002. The increase in 2003 was due to the acquisition of Bay State, which added $275.3 million in commercial real estate balances at the date of its acquisition.

        Properties that are used for borrowers' businesses, such as small office buildings, golf courses, restaurants, inns, retail facilities or multi-family income properties, generally collateralize commercial real estate loans. The loans typically have maturities of 10 years, with amortization periods of up to 20 years, and interest rates that adjust over periods of one to five years based on one of various rate indices. Commercial real estate loans with fixed interest rates are written with maturities not to exceed 15 years. The Banks consider the experience of management, cash flows and collateral values when underwriting commercial real estate loans. The Banks generally make commercial real estate loans in an amount equal to no more than 80% of the appraised value of the property securing the loan and typically require the owners of businesses seeking commercial real estate loans to personally guarantee those loans.

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

        Construction Loans.    The Banks make both residential and commercial construction loans throughout their market area. Compass typically makes the loans to either owner-borrowers who will occupy the properties (residential construction) or licensed and experienced developers for the construction of single-family home developments that generally have no more than 30 housing lots and, to a lesser extent, end users of commercial properties (commercial construction). Commercial construction loans to end-users are generally originated with permanent financing already committed.

        The Banks generally increase the loan-to-value ratios on such loans as construction progresses. Before any work has commenced, and while a construction loan's only collateral is a plot of land, Compass will typically finance only up to 80% of the value of that land. Once construction has begun, Compass will generally make residential construction loans in amounts up to 90% (for primary homes) and 80% (for secondary homes) of the lesser of the appraised value of the property, as completed, or the property's cost of construction. Nantucket Bank generally makes construction loans on owner-occupied primary or secondary residences up to 80% of appraised value but will finance only up to 70% of the value of that land. The Banks generally make commercial construction loans in amounts up to 80% of the lesser of the property's appraised value, as completed, or construction costs of the improvements, and generally require developers seeking commercial construction loans to personally guarantee them. The proceeds of construction loans are disbursed in stages and require either loan officers or appointed professionals to inspect each project's progress before the Banks disburse additional funds and to verify that borrowers have completed project phases.

        Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. Commercial construction loans generally have terms of six months to a maximum of two years. The Banks had $146.8 million in construction loans in their loan portfolios, representing 4.1% of total loans, as of December 31, 2003. Another $83.1 million in funds were available but remain unadvanced as of December 31, 2003. The acquisition of Bay State added $11.1 million in construction loan balances at the date of its acquisition.

        Construction lending, particularly commercial construction lending entails greater credit risk than residential mortgage lending to owner-occupants. Economic events and changes in government regulations, which neither the Banks nor their borrowers control, could have an adverse impact on the value of properties securing construction loans and on the borrowers' ability to complete projects financed and, if not the borrower's residence, sell them for expected amounts at the time the projects were commenced.

        Home Equity Loans.    The Banks originate fixed-rate loans and revolving lines of credit which are typically secured by second mortgages on one- to four-family owner-occupied properties. Interest rates on home equity lines of credit normally adjust based on the prime rate of interest. The lines of credit are available for up to 10 years at the end of which they become term loans which are amortized for periods up to 10 years. The Banks generally do not originate home equity line of credit loans with loan- to-value ratios in excess of 80%, including the first mortgage. The Banks had $96.3 million in home equity loans outstanding, representing 2.7% of the loan portfolio, as of December 31, 2003. The undrawn portion of home equity lines of credit totaled $95.3 million as of December 31, 2003. The acquisition of Bay State added $11.4 million in home equity loans at the date of its acquisition.

        Commercial Loans.    The Banks primarily make commercial loans to businesses that operate in and around their primary market area. Commercial borrowers are not concentrated in any one particular industry. As of December 31, 2003, the commercial loan portfolio included, among others, floor plan loans to auto dealerships, loans to hotels, inns and other tourism-related businesses, loans to golf courses, loans to building trade companies and loans to retailers. As of December 31, 2003, the Banks had $155.6 million in commercial loans, representing 4.3% of the loan portfolio. Another $73.5 million in funds were available to be advanced on these commercial loans. The acquisition of Bay State added $15.8 million in commercial loan balances at the date of its acquisition

        The Banks review the financial resources, debt-to-equity ratios, cash flows and their own experience with businesses when underwriting commercial loans and generally require business owners to personally guarantee commercial loans. Commercial loans are generally collateralized by equipment, leases, inventory and/or accounts receivable. Many commercial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, refinancing or constructing the real estate partially securing the loan. Commercial loans provide, among other things, working capital, equipment financing, financing for leasehold improvements and financing for acquisitions. The Banks offer both term and revolving commercial loans. The former have either fixed or adjustable rates of interest and terms of up to 10 years. Term loans generally amortize during their life, although some loans require a lump sum payment at maturity. Revolving commercial lines of credit typically have one-year terms, renewable annually, and rates of interest which are normally indexed to the prime rate of interest.

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

        Indirect Auto and Other Consumer Loans.    Compass emphasizes indirect auto lending through a network of over 200 automobile dealers. Compass has been in the indirect auto lending business since 1985 and has increased its portfolio of indirect auto loans to $831.7 million at December 31, 2003, or 23.2% (net of unearned discount) of the loan portfolio. Its network of car dealers extends to communities throughout Massachusetts, Rhode Island and New Hampshire. Although employees of the dealer take applications for such loans, the indirect auto loans are made pursuant to Compass' underwriting standards using Compass' documentation and a Compass loan officer must approve all indirect auto loans.

        Compass makes indirect auto loans collateralized by both new and used cars. The loans have terms of up to six years for those secured by new vehicles and five and a half years for those secured by used vehicles. As of December 31, 2003, new cars secured approximately half of Compass's indirect auto loans. Compass does not engage in auto lease financing. In connection with the origination of indirect auto loans, the interest rate charged to the borrower by the dealer cannot exceed three percentage points over the "buy rate" or the rate earned by Compass. The difference between the two rates is referred to as the "spread." At loan inception, the computed dollar value of the spread is prepaid by Compass to the car dealer. Such prepaid amounts are generally subject to rebate in the event the underlying loan is prepaid or defaults. In recent years, more dealers have opted to receive either a reduced spread or a flat fee in exchange for elimination of their rebate obligation.

        The dealer's ability to refund any portion of the unearned prepaid interest, which amounted to $19.9 million at December 31, 2003, is subject to economic conditions generally, and the financial condition of the dealer. To mitigate this risk, Compass withholds a portion of the spread at loan origination as a dealer reserve. The amount withheld, in the aggregate, generally approximates 1% of the outstanding balance of loans originated by each dealer. At December 31, 2003, the balance of the dealer reserve was $7.3 million, or 0.9% of the balance of indirect auto loans.

        Indirect auto lending entails greater risks than residential mortgage lending to owner-occupants as borrowers may be more likely to become delinquent on a car loan than on a residential mortgage loan secured by their primary residence. Moreover, car values depreciate rapidly and, in the event of default, principal loss as a percentage of the loan balance depends upon the mileage and condition of the vehicle at the time of repossession, factors over which Compass has no control. The Company experienced significant charge-offs during 2003 on the indirect auto loans, as an increasing number of loans were delinquent, which necessitated repossession of the collateral underlying the loans by Compass. Upon repossession, the loan is written down to 75% of the National Automobile Dealers Association (NADA) wholesale value and transferred out of the loan category and into other real estate owned and repossessed automobiles category. The write down to 75% of the National Automobile Dealers Association (NADA) wholesale value represents the value realized by the Company on its repossessed automobiles since the resale value for used vehicles continues to deteriorate after repossession occurs.

        The Banks make a variety of other consumer loans, including personal installment loans, education loans, and passbook loans. The Banks do not offer credit card loans. Other consumer loans totaled $36.7 million, or 1.0% of the loan portfolio, as of December 31, 2003.

Risk Elements

        General.    For further information concerning the composition of the loan portfolio, nonaccrual loans, impaired loans and the allowance for loan losses, see Notes 4 and 5 to the Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis—Results of Operations—Financial Condition—Asset Quality—Allowance for Loan Losses".

        Non-performing Assets.    Non-performing assets consist of nonaccruing loans, other real estate owned and repossessed automobiles. During 2003, non-performing assets decreased $477,000 from 2002 levels, to $14.9 million, and amounted to 0.34% of total assets at year-end. The Company places all loans, regardless of collateral values, on nonaccrual status when principal or interest is past due 90 days or more. Loans for which payments are less than 90 days past due are placed on non-accrual status where there exists serious doubt as to collectibility. At December 31, 2003, the Company had $14.7 million in nonaccruing loans and $266,000 in other real estate owned and repossessed automobiles.

        Provision for Loan Losses.    The allowance for loan losses is established through a provision for loan losses charged to the statement of operations. The allowance is reduced by loan charge-offs and increased by loan recoveries. In 2003, the allowance increased by $6.1 million as a result of the addition of the acquired allowance from Bay State. The Company recorded a provision for loan losses of $7.9 million in 2003 as compared to $7.2 million in 2002. The Company increased the provision for loan losses in 2003 as a result of the increase in total loan balances, increased loan charge-offs and the level of nonaccruing loans.

Investment Activities

        The investment portfolio, an important component of Seacoast's asset structure, is a source of earnings in the form of interest and dividends, provides for asset diversification and is a source of liquidity. Overall, the portfolio, comprised of mortgage-backed securities, corporate bonds, U.S. Treasury and federal agency securities, short-term investments and equity securities, represented 9.9% of total assets, or $432.3 million as of December 31, 2003.

        In 2003, the total investment portfolio produced interest and dividend income of $18.8 million, or 8.3% of the total interest and dividend income earned by the Company. The investment portfolio generated net gains of $2.2 million in 2003, as compared to net losses of $277,000 in 2002 on the sales, redemption and the marking to market of certain securities. For additional information on investments, see Notes 1 and 3 to the Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis—Results of Operations—Financial Condition—Investments."

Deposits and Borrowed Funds

        The Banks' major sources of funds are deposits, borrowings, principal payments or payoffs on loans and mortgage-backed securities and maturities of investments. Borrowings are generally used to fund long-term assets and short-term liquidity requirements or to manage interest rate risk. Total deposits amounted to $2,917.4 million at December 31, 2003, for an increase of $513.5 million, or 21.4%, over 2002's balance. The acquisition of Bay State added approximately $387.7 million in total deposits during 2003. The Banks do not engage in gathering brokered deposits but acquired a nominal amount of these deposits due to the acquisition of Bay State.

        The Banks are members of the FHLB and are authorized to borrow funds to meet withdrawals of savings deposits or to expand the loan or investment portfolios. These borrowings are subject to collateral requirements and borrowing limitations established by the FHLB. The Banks also have available various other sources of funds, including secured borrowings, federal funds purchased, securities sold under agreements to repurchase and junior subordinated debentures. The Banks may also obtain funds at the discount window of the Federal Reserve Bank of Boston. At December 31, 2003, total borrowings outstanding from all of the Company's various sources amounted to $1,049.3 million. At December 31, 2003, the Banks had the ability to borrow an additional $452.0 million from the FHLB, subject to various restrictions.

        For additional information concerning the composition and maturity of deposits and borrowings, as well as a discussion of the changes in accounting for the junior subordinated debentures, see Notes 9, 10, 11 and 12 to the Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis—Results of Operations—Financial Condition—Sources of Funds—Liquidity and Capital Resources".

Subsidiaries

        In addition to its 100% ownership of the common stock of Compass and Nantucket Bank, Seacoast directly owns 100% of Lighthouse Securities Corporation, Seacoast Capital Trust I, Seacoast Capital Trust II, Bay State Funding Corporation, Coast Merger Sub Corporation and, through its bank subsidiaries, nine other corporations. At December 31, 2003, a summary of the Company's and the Banks' subsidiaries were as follows:

Company Subsidiaries

        Seacoast Capital Trust I and Seacoast Capital Trust II.    Seacoast Capital Trust I (SCTI) was established in 2002 and Seacoast Capital Trust II (SCTII) in 2003, both of which were established as Delaware business trusts. The trusts have no independent assets or operations and exist solely for the purpose of issuing mandatorily redeemable trust preferred securities and are not consolidated in the accompanying consolidated financial statements. During 2003, the Company changed its method of accounting for these subsidiaries and now carry the assets under the title "junior subordinated debentures". As of December 31, 2003, the trusts had total assets of $74.7 million. For further information on the junior subordinated debentures, see Note 12 to the Consolidated Financial Statements.

        Lighthouse Securities Corporation.    Lighthouse Securities Corporation (Lighthouse), a wholly owned subsidiary of Seacoast was incorporated in 1998 as a Massachusetts securities corporation and, as such, engages exclusively in buying, selling and holding investment securities on its own behalf and not as a broker. The income earned on Lighthouse's investment securities is subject to a significantly lower rate of state tax than is assessed on pretax income earned by the Banks. At December 31, 2003, Lighthouse had total assets of $1.2 million, consisting of cash maintained at Compass.

        Coast Merger Sub Corporation.    Coast Merger Sub Corporation was formed on October 17, 2003 as a Massachusetts corporation and a wholly owned subsidiary of Seacoast. Coast Merger Sub Corporation was formed solely to effect the merger of the Company and Abington and has not conducted any business during the period of its existence.

        Bay State Funding Corporation.    Bay State Funding Corporation was incorporated in 1997 as a Massachusetts corporation and is currently inactive.

Banks' Subsidiaries

        Securities Corporations.    Compass Bank has four wholly owned subsidiaries that are Massachusetts securities corporations. These securities corporations engage exclusively in buying, selling and holding investment securities on their own behalf and not as a broker. The income earned by the securities corporations is subject to a significantly lower rate of state tax than is assessed on pretax income earned by the Banks. The subsidiaries are as follows: Sandwich Securities Corporation, incorporated in 1993; Sextant Securities Corporation, incorporated in 1995; Bay Leaf Security Corporation, incorporated in 1998, and Bay State Federal Savings Securities Corporation, incorporated in 1973. At December 31, 2003, the combined assets held by the securities corporations totaled $259.6 million, consisting primarily of investment securities of $184.5 million and $74.4 million in cash maintained at Compass.

        Compass Preferred Capital Corporation.    Compass Preferred Capital Corporation (Compass Preferred) is a subsidiary of Compass. It was incorporated in 1998 as a Massachusetts corporation to engage in real estate business activities (including the acquisition and holding of securities and real estate loans) that enabled it to be taxed as a real estate investment trust (REIT) under Massachusetts tax laws. In 2003, a retroactive change to Massachusetts tax law was implemented which specifically denies the deduction for dividends received from a REIT in determining Massachusetts taxable income. Compass Preferred had total assets of $673.5 million at December 31, 2003, of which $400.0 million was mortgage loans originated by Compass and another $273.5 million was cash maintained at Compass. For further information on the retroactive tax law change, see Note 13 to the Consolidated Financial Statements.

        The Sextant Corporation.    The Sextant Corporation (Sextant) is a wholly owned subsidiary of Compass originally formed as a Massachusetts corporation to purchase equipment on behalf of Compass for tax-favored purposes. Sextant has also engaged in limited real estate development activities. At December 31, 2003, Sextant had total assets of $2.0 million, primarily in cash maintained at Compass.

        The 1855 Corporation.    The 1855 Corporation (1855 Corporation) is a wholly owned subsidiary of Compass incorporated in 1971 as a Massachusetts corporation. 1855 Corporation is principally engaged in the acquisition and holding of real estate used for banking purposes. At December 31, 2003, 1855 Corporation had total assets of $1.7 million, of which $1.3 million consisted of real estate used for banking purposes.

        BSF Service Corporation.    BSF Service Corporation was incorporated in 1973 as a Massachusetts corporation and is currently inactive.

        N. Realty Corp.    N. Realty Corp. (NRC) is a subsidiary of Nantucket Bank incorporated in 1998 as a Massachusetts corporation to engage in real estate business activities (including the acquisition and holding of securities and real estate loans) that enabled it to be taxed as a REIT under Massachusetts tax laws. In 2003, a retroactive change to Massachusetts tax law was implemented which specifically denies the deduction for dividends received from a REIT in determining Massachusetts taxable income. NRC had total assets of $170.0 million at December 31, 2003, of which $108.0 million was mortgage loans originated by Nantucket Bank and another $61.7 million was cash maintained at Nantucket Bank. For further information on the retroactive tax law change, see Note 13 to the Consolidated Financial Statements.

Supervision and Regulation

        As Massachusetts-chartered stock savings banks, Compass and Nantucket Bank are subject to regulation by the Massachusetts Division of Banks (the Division or the Commissioner) and the FDIC. The Banks are required to file reports with, and are periodically examined by, the FDIC and the Division concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Banks are members of the FHLB and are subject to certain limited regulation by the FRB. Seacoast Financial, as a bank holding company, is subject to regulation by the FRB and is required to file reports with the FRB.

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

Regulatory Capital Requirements

        The Banks are required to maintain certain levels of regulatory capital in relation to risk-weighted assets. The ratio of such regulatory capital to risk-weighted assets is referred to as the "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. These guidelines divide a bank's capital into two tiers. The first tier (Tier 1) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (Tier 2) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio equal to at least 8% of risk-weighted assets, at least half of which must be Tier 1 capital.

        In addition, the FDIC has established regulations prescribing a minimum Tier 1 "leverage ratio" (Tier 1 capital to adjusted average total assets as specified in the regulations). These regulations provide for a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC may, however, set higher leverage and risk-based capital requirements for individual institutions when particular circumstances warrant.

Limitations on Dividends and Other Capital Distributions

        The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that would result in the bank failing to meet its applicable capital requirements on a pro forma basis. Massachusetts law also restricts a bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained by state and federal law and regulations or (ii) the amount of its liquidation account established in connection with the conversion from mutual to stock form. In addition, Massachusetts law requires the Commissioner's approval if the total of dividends declared by a bank in any calendar year exceeds net income for that year combined with the retained net income of the preceding two years.

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

General

        USA PATRIOT Act.    The USA PATRIOT Act of 2001 is intended to strengthen U.S. law enforcement's and the intelligent communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

        Customer Information Security.    The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm-Leach-Bliley Act of 1999 (Gramm-Leach), which established a comprehensive framework to permit affiliations among commercial banks, securities firms, insurance companies and other financial service providers by revising and expanding the BHCA framework. Specifically, the information security guidelines established by Gramm-Leach require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

        Privacy.    Gramm-Leach requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, Gramm-Leach requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures.

Federal Reserve System

        The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily depositor checking and NOW accounts). Banks are authorized to borrow from the FRB's "discount window," but FRB regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

Personnel

        As of December 31, 2003, the Company had 852 full-time equivalent employees. None of the Company's employees are represented by a labor union and management considers relations with its employees to be good.

Item 2.    Properties

        At December 31, 2003, the Company conducted business through 50 full-service branches, two seasonal and limited service high school offices, 56 branch and remote ATMs and the corporate headquarters and main banking office in downtown New Bedford. This branch network spans from the City of Boston to the southeastern coastal areas of Massachusetts. The net book value of the Company's offices was $51.8 million at December 31, 2003.

        In the Greater New Bedford market, Compass operates 10 full-service branches, including seven branches in New Bedford (six of which are owned by Compass or a subsidiary while the other is leased), one owned branch in Fairhaven and one leased branch in each of Mattapoisett and Dartmouth. Compass's corporate headquarters is located in New Bedford. Three of Compass's remote ATMs and one of its limited service high school branches are also located in New Bedford.

        In the Greater Boston market, Compass operates six full-service branches, including one leased branch in Boston (Back Bay), Dedham and Walpole and owned branches in Brookline, Norwood and Westwood. It also leases office space in Brookline, which is currently used for a regional loan office.

        In the Greater Fall River market, Compass operates seven full-service branches, including one owned and one leased branch in Fall River, one leased branch in Assonet and owned branches in each of Seekonk (subject to a land lease), Somerset, Swansea and Westport. The other limited service high school branch is also located in Fall River.

        In the Greater Plymouth market, Compass operates seven full-service branches, including two owned and three leased branches in Plymouth and a leased branch in Carver. Compass also leases a non-branch mortgage office in Lakeville, which is part of the Greater Plymouth market. One of Compass's remote ATMs is located in Cedarville. Compass opened a branch in Marshfield in January 2004.

        In the Martha's Vineyard market, Compass operates five full-service branches, including one owned and one leased branch in Edgartown, and owned branches in each of Chilmark, Vineyard Haven and Oak Bluffs. One of Compass's remote ATMs is located on Martha's Vineyard in West Tisbury.

        In the Cape Cod market, Compass operates 13 full-service branches, including two leased offices in Sandwich, leased offices in Buzzards Bay, Hyannis, South Yarmouth and Wareham, and owned offices in Pocasset, Chatham, Falmouth, Hyannis (two), Orleans and South Dennis. Two of the Compass's remote ATMs are located on Cape Cod, one in South Sandwich and one in Wareham. Compass opened a branch in Harwich in March 2004.

        In the Nantucket market, Nantucket Bank operates three full-service branches all of which are owned. In addition, Nantucket Bank purchased office space in 2003 that it had previously leased and has two remote ATMs on Nantucket Island. Nantucket Bank also owns a duplex house, three apartments, and leases another apartment that are all used for employee housing.

        The Company believes that all of its properties are well maintained and are suitable for their respective present needs and operations. For additional information, see Note 8 to the Consolidated Financial Statements.

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

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Seacoast's common stock is traded on the NASDAQ National Market System under the symbol "SCFS". At March 1, 2004, there were 25,904,880 shares of common stock outstanding and 5,379 shareholders of record. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms. As of that date, the closing sales price, as reported by NASDAQ, was $34.81.

        High and low sales prices and dividends declared, stated on a per share basis, are as follows:

	High	Low	Dividends Declared
2003
Fourth quarter	$28.91	$20.76	$0.13
Third quarter	22.25	19.04	0.13
Second quarter	21.30	18.20	0.12
First quarter	21.26	17.32	0.12
2002
Fourth quarter	$22.70	$18.59	$0.11
Third quarter	25.30	16.88	0.11
Second quarter	25.76	18.80	0.10
First quarter	20.36	16.72	0.10

        The Company's Board of Directors reviews the payment of dividends on a quarterly basis. The declaration of dividends is dependent upon a number of factors, including capital requirements, regulatory considerations, and the financial condition and operating results of bank subsidiaries and general economic conditions. Based on its assessment of these factors, the Board of Directors may elect to either pay the same dividend as the previous quarter or to increase, decrease or omit the dividend. In addition, pursuant to the terms of the Sovereign/Seacoast merger agreement, until the merger with Sovereign is either completed or terminated, the Company may only issue regularly quarterly cash dividends not in excess of $0.14 per share. The Company had approximately $10.7 million in cash on hand at the holding company level as of December 31, 2003.

Availability of Information.

        The Company makes available on its website, which is located at www.seacoastfinancial.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on the date on which the reports are electronically filed with the Securities and Exchange Commission (SEC). Investors are encouraged to access these reports and other information about the Company's business and operations on its web site. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, at www.sec.gov, at which all forms filed electronically may be accessed. The Company's Code of Ethics and Business Conduct Policy is available upon request, without charge, by calling 1-800-833-9313 or by writing to Shareholder Relations, Seacoast Financial Services Corporation, PO Box 2101, New Bedford, MA 02741.

Item 6.    Selected Consolidated Financial Data

        The selected consolidated financial data are derived in part from, and should be read in conjunction with, the Company's consolidated financial statements and notes thereto presented elsewhere herein.

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$4,385,136	$3,705,460	$3,347,467	$2,890,765	$2,122,785
Loans(1)	3,591,405	2,991,171	2,574,334	2,363,332	1,747,206
Allowance for loan losses	43,321	34,354	29,513	25,081	16,828
Debt securities:
Available for sale	342,782	414,426	388,552	236,469	235,620
Held to maturity	18,067	18,721	20,551	29,728	12,408
Marketable equity securities	15,792	12,365	17,236	12,386	9,963
Goodwill	113,138	33,903	33,903	37,467	—
Deposits	2,917,361	2,403,875	2,192,357	1,989,630	1,515,622
Total borrowed funds	1,049,328	955,982	823,341	590,266	314,622
Stockholders' equity	390,857	319,488	305,724	288,188	274,021
Non-performing loans	14,680	14,073	13,408	6,107	5,734
Non-performing assets	14,946	15,423	14,483	6,193	6,286
	Years ended December 31,
	2003	2002	2001	2000	1999
		(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$225,886	$217,084	$216,389	$166,439	$137,952
Interest expense	92,155	98,265	113,491	86,336	63,510

Net interest income	133,731	118,819	102,898	80,103	74,442
Provision for loan losses	7,871	7,247	6,175	4,775	2,000

Net interest income after provision for loan losses	125,860	111,572	96,723	75,328	72,442
Gains (losses) on sale of securities, net	2,155	(277)	99	4	164
Gains on sales of loans, net	370	263	1,352	30	56
Gains (losses) on pension plan curtailment/settlement	—	(446)	1,504	—	1,472
Other noninterest income	16,365	14,175	13,388	9,953	8,302
Noninterest expense	85,757	69,046	65,376	49,071	44,516

Income before income taxes	58,993	56,241	47,690	36,244	37,920
Provision for income taxes	29,450	19,633	16,723	12,315	13,394

Net income	$29,543	$36,608	$30,967	$23,929	$24,526

Earning per share—basic	$1.24	$1.60	$1.32	$1.01	$0.97

Earnings per share—diluted	$1.21	$1.57	$1.31	$1.01	$0.97

Cash dividends per share	$0.50	$0.42	$0.34	$0.26	$0.10

	At or for the years ended
	December 31,
	2003	2002	2001	2000	1999
Selected financial ratios and other data(2):
Performance ratios:
Return on average assets	0.71%	1.02%	0.98%	1.03%	1.23%
Return on average stockholders' equity	8.18	11.48	10.38	8.54	8.97
Average equity to average total assets	8.64	8.91	9.45	12.07	13.77
Net interest rate spread(3)	3.19	3.17	3.00	2.98	3.26
Net interest margin(4)	3.43	3.52	3.47	3.63	3.93
Total noninterest expense to average assets	2.05	1.93	2.07	2.11	2.24
Book value per share	15.14	13.67	12.57	11.55	10.60
Tangible book value per share	10.48	12.15	11.08	9.99	10.52
Dividend payout ratio	40.28	26.55	26.12	26.41	10.33
Regulatory capital ratios(2):
Tier 1 leverage capital	7.85	8.93	8.04	10.15	13.11
Tier 1 risk-based-capital	11.13	13.05	12.04	12.78	18.98
Total risk-based capital	12.45	14.33	13.34	14.04	20.17
Asset quality ratios(2):
Non-performing loans as a percent of loans	0.41	0.47	0.52	0.26	0.33
Non-performing assets as a percent of total assets	0.34	0.42	0.43	0.21	0.30
Allowance for loan losses as a percent of loans(1)	1.21	1.15	1.15	1.06	0.96
Allowance for loan losses as a percent of total non-performing loans	295.10	244.11	220.11	410.69	293.48
Number of full-service customer facilities	50	43	42	41	35

(1)
Loans are comprised of gross loan balances, less unearned discounts and net unadvanced funds on loans plus net deferred loan origination costs and fees.

(2)
Asset quality ratios and regulatory capital ratios are end-of-period ratios. With the exception of end-of-period ratios, all ratios are based on average daily balances during the periods indicated.

(3)
The net interest rate spread represents the difference between the fully taxable weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)
The net interest margin represents net interest income (fully taxable equivalent) as a percentage of average interest-earning assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. When used in this report, the words or phrases, "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "believes," "intends," and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in the forward-looking statements. Important factors that might cause such a difference include, among other things, general economic conditions, particularly the real estate market, in the Company's primary market area, credit risk management, asset/liability management, legislation and changes in government regulation and supervision, including changes in accounting standards, changes in interest rates, achieving cost savings goals and time frames for successful acquisitions and integration, the availability of and costs associated with sources of liquidity and increased competition and bank consolidations in the Company's market area.

        The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated events or circumstances after the date of such statements.

Executive Overview

        The Company derives the majority of its revenue from lending activities. Interest income earned on loans has represented approximately 90% of all income earned on earning assets over the last several years. The Company has relied on deposit growth as the primary funding source for growth in earning assets. Over the last several years, deposits have funded approximately 70% of earning assets.

        Growth in earnings is therefore derived primarily through growth in loans and deposits and the spread between the interest earned on loans and the interest paid on deposits. In turn, growth in loans and deposits are impacted by several factors including general economic conditions, the level of interest rates and competition.

        The Company's strategy has been to grow loans and deposits by offering competitive pricing, superior customer service, a broad range of products and services as well as expansion of the franchise by and through acquisitions of whole banks and branches.

        The last several years have produced unique market opportunities to grow the franchise resulting from volatile equity and fixed income markets, increased industry consolidation, and the historical decline in interest rates. These events have caused consumers to prefer the safety of bank deposits backed by the full faith of the U.S. and state governments via deposit insurance to the risk of equity investments. The decline in market rates to levels not seen in 40 years has also produced increased interest by consumers and businesses alike in refinancing existing debt as well as increasing debt levels. Increased industry consolidation has aided the Company's growth both directly via acquisitions and indirectly by the servicing of disenfranchised customers impacted by the industry consolidation.

        As an independent stand-alone company, some of the challenges and risks the Company is focused on managing are:

  •
  Integration risk of acquisitions

  •
  Interest-rate risk

  •
  Credit risk

  •
  General economic conditions in its market area.

  •
  The level of interest rates and the slope of the yield (the difference between short term rates and long term rates).

        To this end, management and the Seacoast Board of Directors actively monitor and manage the various risks via frequent committee and board meetings where issues regarding trends and conditions are analyzed and addressed. However, as a result of our pending acquisition by Sovereign, management's focus will be directed in large part towards maintaining our present business and guiding the Company through the corporate and regulatory tasks and issues necessary to consummate the merger as required under the Sovereign/Seacoast merger agreement. On a related note, the Sovereign/Seacoast merger agreement provides for a number of restrictions on Seacoast's ability to conduct its business, which may limit the Company's ability to compete with other financial institutions and may require the Company to forego certain other opportunities.

Critical Accounting Policies

        Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan losses, review of goodwill and intangible assets for impairment, and income taxes. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

        Allowance for Loan Losses.    Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment since different estimates and assumptions could produce a different level of allowance. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loans trends, charge-off experience, portfolio migration data and other asset quality factors. In addition, trends in the levels of watched assets and the potential exposure to unadvanced or undrawn commitments are included in the evaluation. The Company evaluates specific loan status reports on certain commercial and commercial real estate loans rated "substandard" or worse in excess of a specified dollar amount. Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Analysis of the allowance for loan losses on the remaining commercial, construction and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying loss factors that represent management's estimate of inherent losses in their respective categories to the current outstanding loan balances. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

        Review of Goodwill and Intangible Assets for Impairment.    The Company's growth in business, profitability and market share continues to be enhanced by its recent mergers and acquisitions. However, current accounting standards require that the Company only use the purchase method of accounting. As such, the Company records the assets acquired and the liabilities assumed at their estimated fair value, which in many instances involves estimates based on third party, internal or other valuation techniques. These estimates also include the establishment of various liabilities based on planned facilities dispositions and employee benefit-related considerations, among other acquisition-

related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using discounted future cash flows. This valuation technique contains estimates such as discount rate, projected future cash flows and time period in its calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. In the event that the Company were to determine that its goodwill were impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.

        Income Taxes.    The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax liabilities and assets, including projections of future taxable income. Although the Company has determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets are recognizable.

RESULTS OF OPERATIONS

        General.    The Company's results of operations depend primarily on its net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, as well as noninterest income and expenses, and income taxes. Noninterest income consists principally of deposit and other banking fees. Noninterest expenses consist principally of employee compensation and benefits, occupancy, data processing, marketing and professional services costs. Results of operations are also significantly affected by general economic and competitive conditions and changes in interest rates as well as government policies and actions of regulatory authorities.

        Summary.    For the year ended December 31, 2003, net income was $29.5 million, or $1.21 per diluted share, compared to net income of $36.6 million, or $1.57 per diluted share, for the year ended December 31, 2002, and $31.0 million, or $1.31 per diluted share, for the year ended December 31, 2001. This represents a decrease of $7.1 million, and $0.36 per diluted share, during 2003 as compared to an increase of $5.6 million, or 18.2%, in net income and $0.26 per diluted share during 2002. The Company's return on average assets decreased during 2003 to 0.71%, as compared to 1.02% in 2002 and 0.98% in 2001. The return on average stockholders' equity decreased during 2003 to 8.18%, as compared to 11.48% in 2002 and 10.38% in 2001. The earnings in 2003 were negatively impacted by both a retroactive change in Massachusetts tax law that eliminates the deduction for dividends received from real estate investment trusts, thus increasing the Company's effective tax rate, and the Company's $8.5 million ($5.5 million after taxes) settlement with the Massachusetts Department of Revenue for the years affected by the retroactive change. Included in the Company's performance for 2002 was a curtailment loss recorded in relation to Nantucket Bank's pension plan of $446,000, as compared to a gain on the settlement of Compass's pension plan in 2001 of $1.5 million.

        Net Interest Income.    The Company's operating performance is highly dependent upon the level of net interest income. General economic conditions, corporate strategies, asset/liability management, interest rates and the policies of regulatory authorities all have a significant impact on the level of net interest income achieved. Net interest income totaled $133.7 million for 2003 compared to

$118.8 million in 2002, an increase of $14.9 million, or 12.6%, and $102.9 million in 2001. Seacoast's net interest margin in 2003 was 3.43% compared to 3.52% in 2002 and 3.47% in 2001. Net interest income, and therefore the net interest margin, was negatively impacted by the adoption of new accounting standards, Financial Accounting Standard Board Interpretation No. 46R (revised December 2003) "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51" (FIN 46R) and Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150) in the fourth quarter of 2003 related to Seacoast's trust preferred securities. The adoption of these standards resulted in the reclassification and restatement of minority interest expense as interest expense on borrowings. As a result, included in interest expense in 2003 and 2002 was $5.7 million and $2.9 million, respectively, of interest on subordinated debentures. This reduced the net interest margin by 15 and 8 basis points in 2003 and 2002, respectively.

        The following table presents average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the years indicated.

	Years ended December 31,
	2003			2002			2001
	Average balance	Interest	Average yield/ rate	Average balance	Interest	Average yield/ rate	Average balance	Interest	Average yield/ rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Federal funds sold and other short-term investments	$81,713	$667	0.82%	$105,622	$1,660	1.57%	$95,308	$3,250	3.41%
Debt securities(1)	375,102	16,812	4.48	443,450	22,341	5.04	284,064	17,278	6.08
Equity securities(1)	68,479	2,072	3.03	57,823	2,144	3.71	51,567	2,829	5.49

Total investments	525,294	19,551	3.72	606,895	26,145	4.31	430,939	23,357	5.42

Mortgage loans(2)	2,400,648	151,527	6.31	1,913,127	133,376	6.97	1,794,617	136,270	7.59
Commercial loans(2)	141,681	7,454	5.26	123,338	7,738	6.27	120,253	9,467	7.87
Indirect auto loans(2)	797,222	44,655	5.60	690,288	45,912	6.65	571,295	42,752	7.48
Other consumer loans(2)	41,910	3,027	7.22	51,680	4,255	8.23	57,042	4,823	8.46

Total loans	$3,381,461	206,663	6.11	2,778,433	191,281	6.88	2,543,207	193,312	7.73

Total interest-earning assets	3,906,755	226,214	5.79%	3,385,328	217,426	6.42%	2,974,146	216,669	7.29%

Allowance for loan losses	(39,355)			(31,666)			(27,663)
Non-interest earning assets	313,150			227,012			209,191

Total assets	$4,180,550			$3,580,674			$3,155,674

Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$320,902	$907	0.28%	$278,536	$1,010	0.36%	$246,034	$1,378	0.56%
Savings accounts	374,570	3,227	0.86	302,946	4,175	1.38	254,134	4,181	1.65
Money market savings accounts	720,823	9,811	1.36	533,350	10,705	2.01	389,511	10,566	2.71
Certificates of deposit	1,065,094	30,996	2.91	1,005,545	36,624	3.64	1,009,557	55,892	5.54

Total interest-bearing deposits	2,481,389	44,941	1.81	2,120,377	52,514	2.48	1,899,236	72,017	3.79

Borrowed funds:
Short-term borrowings(3)	42,772	592	1.38	40,157	919	2.29	33,979	1,359	4.00
FHLB advances	948,931	40,873	4.31	826,081	41,981	5.08	714,248	40,115	5.62
Junior subordinated debentures	71,586	5,749	8.03	34,755	2,851	8.20	—	—

Total borrowings	1,063,289	47,214	4.44	900,993	45,751	5.08	748,227	41,474	5.54

Total interest-bearing liabilities	3,544,678	92,155	2.60	3,021,370	98,265	3.25	2,647,463	113,491	4.29

Non-interest bearing demand deposit accounts	249,728			220,264			184,979
Other liabilities	24,975			20,122			25,027

Total liabilities	3,819,381			3,261,756			2,857,469
Stockholders' equity	361,169			318,918			298,205

Total liabilities and stockholders' equity	$4,180,550			$3,580,674			$3,155,674

Net interest-earning assets	$362,077			$363,958			$326,683

Net interest income (fully-taxable equivalent)		134,059			119,161			103,178
Less: fully-taxable equivalent adjustments		(328)			(342)			(280)

Net interest income		$133,731			$118,819			$102,898

Net interest rate spread(4)			3.19%			3.17%			3.00%

Net interest margin(5)			3.43%			3.52%			3.47%

(1)
Average balances include fair values gains on securities available for sale. Equity securities include marketable equity securities and restricted equity securities.

(2)
Loans on non-accrual status are included in the average balances.

(3)
Short-term borrowings include immaterial balances of other borrowings.

(4)
Net interest rate spread represents the difference between the yield on interest-earning assets and the rate on interest-bearing liabilities.

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

	Years ended December 31,
	2003 vs. 2002 Increase (decrease) due to			2002 vs. 2001 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$(318)	$(675)	$(993)	$320	$(1,910)	$(1,590)
Debt securities	(3,222)	(2,307)	(5,529)	8,420	(3,357)	5,063
Equity securities	359	(431)	(72)	313	(998)	(685)
Mortgage loans	31,643	(13,492)	18,151	8,670	(11,564)	(2,894)
Commercial loans	1,062	(1,346)	(284)	237	(1,966)	(1,729)
Indirect auto loans	6,556	(7,813)	(1,257)	8,259	(5,099)	3,160
Other consumer loans	(745)	(483)	(1,228)	(444)	(124)	(568)

Total interest-earning assets	$35,335	$(26,547)	$8,788	$25,775	$(25,018)	$757

Interest-bearing liabilities:
Deposits:
NOW accounts	$140	$(243)	$(103)	$165	$(533)	$(368)
Savings accounts	844	(1,792)	(948)	732	(738)	(6)
Money market savings accounts	3,131	(4,025)	(894)	3,306	(3,167)	139
Certificates of deposit	2,311	(7,939)	(5,628)	(221)	(19,047)	(19,268)

Total deposits	6,426	(13,999)	(7,573)	3,982	(23,485)	(19,503)

Borrowed funds:
Short-term borrowings	42	(369)	(327)	193	(633)	(440)
FHLB advances	5,773	(6,881)	(1,108)	5,909	(4,043)	1,866
Junior subordinated debentures	2,959	(61)	2,898	—	—	—

Total borrowings	8,774	(7,311)	1,463	6,102	(4,676)	1,426

Total interest-bearing liabilities	15,200	(21,310)	(6,110)	10,084	(28,161)	(18,077)

Net interest income (fully-taxable equivalent)	$20,135	$(5,237)	$14,898	$15,691	$3,143	$18,834

        Interest Income.    Total interest and dividend income amounted to $225.9 million, $217.1 million and $216.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in total interest income for 2003 was $8.8 million, or 4.1%, as compared to an increase of $695,000 in total interest income for 2002. For the year ended December 31, 2003, interest-earning assets increased by $521.4 million while the yield earned on those assets declined by 63 basis points. During 2003, the principal areas of growth in average balances were related to real estate loans (up $487.5 million, or 25.5%), indirect auto loans (up $106.9 million, or 15.5%) and commercial loans (up $18.3 million, or 14.9%). The growth in mortgage loans and commercial loans during 2003 reflect the acquisition of Bay State while the increase in indirect auto loans resulted from the continued growth in this loan type.

During 2002, interest-earning assets increased $411.2 million while the yield earned on those assets declined 87 basis points. The principal areas of growth in 2002 in average balances were from debt securities ($159.4 million, or 56.1%), mortgage loans ($118.5 million, or 6.6%) and indirect auto loans ($119.0 million, or 20.8%). Most of the real estate loan growth in 2002 resulted from increased originations of residential mortgage loans while the increase in indirect auto loans resulted from the continued geographic expansion of the network of participating dealers. The declining yields during both 2003 and 2002 reflect the continued downward pressures on all classes of assets as overall interest rates remained at historically low levels. Total yields on interest-earning assets were 5.79%, 6.42% and 7.29% for the years ended December 31, 2003, 2002 and 2001, respectively.

        Interest Expense.    Total interest expense amounted to $92.2 million, $98.3 million and $113.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. As mentioned above, the amounts for total interest expense increased for the reclassification of the minority expense into interest expense, thereby increasing the rates paid on interest-bearing liabilities. Total interest expense for the year ended December 31, 2003 declined by $6.1 million, or 6.2%, and decreased by $15.2 million, or 13.4%, during the same period in 2002. The declining rates during both 2003 and 2002 reflect the continual repricing of the Company's interest-bearing deposits in order to offset the declining asset yields. In spite of the continued downward pressure on the rates paid on deposits, which when combined with the Company's reduced reliance on borrowed funds as a percentage of total assets, total interest-bearing liabilities have increased during 2003 and 2002. Total interest-bearing liabilities of the Company increased by $523.3 million and $373.9 million during 2003 and 2002, respectively, while the rates paid on those liabilities declined by 65 basis points and 104 basis points, respectively, for the same periods. The rates paid on all interest-bearing liabilities totaled 2.60%, 3.25% and 4.29% for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company had continued success in growing its core deposit balances by $330.9 million, or 24.8%, during 2003 and $260.4 million, or 24.2%, during 2002 in spite of the continued downward pressure on the rates paid to its customers. Over the same periods, term certificates of deposit increased only $59.5 million during 2003 with a 73 basis point decline in the rate paid while term certificates of deposit declined $4.0 million and 190 basis points during 2002. The growth in core accounts and certificates of deposits during 2003 reflect both the acquisition of Bay State and also the success of the Company's various promotional efforts. The rate paid on total interest-bearing deposits totaled 1.81%, 2.48% and 3.79% for the years ended December 31, 2003, 2002 and 2001, respectively.

        Interest expense on borrowed funds increased $1.5 million during 2003 to $47.2 million and $4.3 million during 2002 to $45.8 million due to the increase in the average balances as well as the reclassification of the junior subordinated debentures based on the Company's adoption of FIN 46R and SFAS No. 150. The rates paid on total borrowed funds were 4.44%, 5.08% and 5.54% for the years ended December 31, 2003, 2002 and 2001, respectively.

        The net impact of the changes in the average interest-earning assets and liabilities resulted in a net interest margin of 3.43%, 3.52% and 3.47% recognized for the years ended December 31, 2003, 2002 and 2001, respectively.

        Provision for Loan Losses.    The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management believes is adequate to absorb inherent charge-offs of loans deemed uncollectible. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties. In determining the appropriate level of the allowance for loan losses, management considers many factors, including past and anticipated charge-off experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of nonperforming, delinquent and other classified loans. Ultimate loan losses may vary significantly from current estimates and future additions may be necessary. Management assesses the allowance for loan losses on a quarterly basis and believes that its analysis of the allowance for loan losses is reasonable.

        The provision for loan losses in 2003, 2002 and 2001 totaled $7.9 million, $7.2 million and $6.2 million, respectively. The increases of $624,000 in 2003 and $1.0 million in 2002 were attributable to growth in the loan portfolio, a modest increase in non-performing loans and increased loan charge-offs. The allowance for loan losses totaled $43.3 million at December 31, 2003 and represented 1.21% of total loans. This compared to $34.4 million (1.15% of total loans) at December 31, 2002, and $29.5 million (1.15% of total loans) at December 31, 2001. At December 31, 2003, the allowance for loan losses as a percentage of non-performing loans was 295.1%, compared to 244.1% at December 31, 2002 and 220.1% at December 31, 2001. The Company experienced a modest increase in non-performing loans during 2003 from $14.1 million at December 31, 2002 to $14.7 million at December 31, 2003, or 0.41% of total loans. Management has committed additional personnel resources to the credit administration and collection functions in the past several years to monitor its growing loan portfolio. With the continuing uncertainty in the economy in 2004, the Company may experience an increase in its non-performing loans but believes that the resources are in place to appropriately address potential problem loans as they arise.

        Noninterest Income.    Total noninterest income was $18.9 million, $13.7 million and $16.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Included in noninterest income in 2003 was $2.2 million in net gains on the sales of investments available for sale as compared to losses of $277,000 in 2002 and gains of $99,000 in 2001. During 2002, the Company recognized a loss of $446,000 on the curtailment of the pension plan at Nantucket Bank as compared to a $1.5 million gain on the settlement of Compass's pension plan during 2001.

        Total deposit and other banking fees increased $1.6 million, or 15.4%, to $11.9 million during the year ended December 31, 2003 and increased $1.4 million, or 15.4%, to $10.3 million during the year ended December 31, 2002. Total deposit and other banking fees totaled $8.9 million for the year ended December 31, 2001. The increases during 2003 and 2002 were consistent with the growth in total average deposit balances during each year. The growth experienced during 2003 reflects the acquisition of Bay State as well as organic growth resulting from increased promotions throughout the year.

        Total loan servicing fees amounted to $558,000, $409,000 and $959,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in income during 2003 reflects the reduced amortization of the mortgage servicing rights while the decrease during 2002 was the result of increased amortization on the servicing rights as well as an impairment charge. Amortization expense was $370,000, $595,000 and $366,000 for the years ended December 31, 2003, 2002 and 2001, respectively, while impairment charges totaled $125,000 and $306,000 for the years ended December 31, 2003 and 2002, respectively.

        Other loan fees totaled $1.9 million, $1.5 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003 reflected an increase in the size of the loan portfolio resulting from the acquisition of Bay State as well as increased fees collected on loan modifications.

        The Company recognized net gains on the sales of investments available for sale of $2.2 million during the year ended December 31, 2003, as compared to net losses of $277,000 during 2002 and net gains of $99,000 in 2001. The gains recognized in 2003 reflect the improving prices in the stock market and bond markets as well as the recovery of previous adjustments in carrying values. The largest component of the loss recognized in 2002 was due to the recognition of various impairment adjustments within the investment portfolio that were deemed to be other than temporary and totaled $894,000.

        Other noninterest income totaled $1.4 million, $1.3 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company has successfully increased income from its private banking and investment administration business in each of the past two years, reflecting the growth in that line of business. In addition, during 2003 the Company realized income of $237,000 on the bank owned life insurance it acquired through its acquisition of Bay State. The income earned on the bank owned life insurance increases the carrying value of the asset on the Company's consolidated balance sheets. During 2002, the Company realized gains on the sales of fixed assets of $231,000 as compared to only $1,000 during 2003.

        Noninterest Expense.    Noninterest expenses totaled $85.8 million, $69.0 million and $65.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Total noninterest expenses increased by $16.7 million, or 24.2%, during 2003 and $3.7 million, or 5.6%, during 2002. The majority of the increase in noninterest expenses in 2003 was due to increased salary and benefit expenses, other operating expenses and professional services expenses. The majority of the increase in noninterest expenses in 2002 was due to increased salary and benefit expenses and data processing expenses, offset by a decline in amortization of other intangibles and professional services expense.

        Salaries and employee benefit expense totaled $43.3 million, $36.9 million and $33.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase of $6.4 million, or 17.3%, in 2003 was due to a myriad of reasons, not the least of which is the larger, more geographically diverse organization of the Company and its Banks. The acquisition of Bay State and its six branches contributed to the overall salary increases, as well as increased costs for temporary services and overtime for the Bank's electronic data processing (EDP) system conversion. The Company's bonus plan increased by $630,000 and its medical and dental expenses increased by $730,000 even after the Company increased the employee co-payment portion. Expenses relating to the Company's 401(k) retirement plan increased by $320,000 due to the enhancements made to the employer portion in 2002. The increase of $3.8 million, or 11.6%, during 2002 was attributable to salary increases that averaged 4.5%, additions to staff to support various risk management areas and retail banking for branch expansion, as well as increased sales incentive commissions paid for achieving sales production targets, resulting in higher deposits. In addition, medical insurance expenses and other employee benefits continued to increase during 2002.

        Occupancy and equipment expenses totaled $11.8 million, $9.3 million and $8.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase of $2.5 million, or 26.9%, during 2003 was primarily due to the acquisition of Bay State and the EDP system conversion. The Company added six branch offices and the former headquarters of Bay State along with two new branches in the Plymouth and Cape Cod markets, resulting in increased rental expense of $820,000 over 2002's results, which, when combined with fully amortizing older hardware and software in preparation of the new EDP systems, resulted in significant increases in equipment expenses during 2003. The increase of $570,000, or 6.5%, during 2002 was attributable to the costs of the Company's branch expansion and its related maintenance costs.

        Data processing expenses totaled $8.9 million, $7.8 million and $6.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The majority of the increase of $1.1 million, or 13.4%, during 2003 and $1.4 million, or 21.0%, during 2002 were primarily due to core processing activities which are volume-related such as item process, loan and deposit account activity, ATM and electronic bill payment processing and data line communication expenses. The increases realized for both years correspond with the overall growth in the average loan and deposit balances. In addition, during 2003, Bay State maintained its original processing system for six months after its acquisition by the Company until its loan and deposit balances were converted onto the Company's processing system in November 2003.

        Marketing expenses totaled $3.6 million, $2.9 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase of $701,000, or 24.1%, during 2003 was primarily due to increased newspaper and radio advertising in reaching out to the new markets served by the Company as well as and increased service fees paid to outside agencies. The decrease of $198,000, or 6.4%, during 2002 was primarily due to a reduction in production costs for television commercials, offset by increases in discretionary promotions, print advertising and service fees to outside agencies.

        Professional services expenses totaled $5.1 million, $2.4 million and $3.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase of $2.6 million, or 108%, during 2003 was due to increased corporate legal counsel, corporate consulting and outside professional services associated with the conversion of the core data processing function, compliance with new corporate governance standards as mandated by the Sarbanes-Oxley Act of 2002, settlement with the Massachusetts Department of Revenue regarding the taxation of dividends paid to the Company by its REIT subsidiaries as well as higher recruitment costs. These increases were partially offset by decreases in the audit and tax preparation fees and reduced consulting services for private banking. The decrease of $536,000, or 18.0%, during 2002 was attributable to certain non-recurring costs not being incurred. The costs incurred in 2001 associated with starting the Company's private banking division, various tax planning strategies and other consulting services related to the analysis of different business expansion opportunities did not recur during 2002. The Company did however, experience increased costs in 2002 for its outsourced internal audit function and external audit fees.

        Amortization of intangibles totaled $1.4 million, $806,000 and $3.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase of $636,000 in 2003 was primarily due to the amortization of the other intangible assets, mostly resulting from a non-compete agreement, from the acquisition of Bay State on May 31, 2003. The decline of $2.2 million during 2002 is attributable to the Company adopting Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" whereby amortization of goodwill stopped even though amortization related to the core deposit intangibles increased during 2002. Goodwill amortization was recorded during 2001 and totaled $2.4 million. For further information regarding intangible amortization, refer to Notes 1, 2 and 6 to the Consolidated Financial Statements.

        Other noninterest expenses totaled $11.7 million, $8.9 million and $8.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase of $2.8 million, or 31.7% during 2003 reflects the net interest tax deficiency charge related to the Company's settlement with the Massachusetts Department of Revenue for $1.0 million, increased postage, building security, repossessions and litigation expenses, and other costs associated with running a geographically diverse company. In addition, during the fourth quarter of 2003, the Company expensed $175,000 for write offs of stale reconciling items (items over ninety days old) in the different general ledger accounts that were established as part of the EDP system conversion. This charge was made in order to clear stale, unreconcilable differences in the different suspense and in-process accounts. The increase of $785,000, or 9.7%, during 2002 was attributable to volume-related items such as printing, postage, supplies, telephone costs and money transportation costs. In addition, costs related to running a larger, more geographically diverse institution such as seminars, meetings, meals and travel increased during 2002.

        Income Taxes.    The effective tax rate was 49.9%, 34.9% and 35.1% for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, the tax rate was negatively impacted by both the $5.5 million settlement (net of taxes) with the Massachusetts Department of Revenue for additional taxes and interest (see other noninterest expense above) applicable to the tax treatment of dividends received from its real estate investment trust subsidiaries in the years 1999 through 2002, and the related increase in the 2003 current effective tax rate as a result of the elimination of the preferential REIT tax structure. The change in the effective tax rate in 2002 over 2001 was due to the elimination of the nondeductible goodwill amortization.

        On March 5, 2003, a retroactive change to Massachusetts tax law was implemented which specifically denies the deduction for dividends received from a REIT in determining Massachusetts taxable income. The law applies retroactively to tax years ending on or after December 31, 1999. On June 24, 2003, Seacoast announced that it had entered into a settlement with the Massachusetts Department of Revenue (DOR) to pay $8.5 million ($5.5 million on an after-tax basis) representing approximately 50% of the disputed tax liability for the years affected by the retroactive tax law change. The Company had previously accrued this potential liability during the first quarter of 2003 in the amount of $11.2 million, net of taxes, while the second quarter of 2003 reflected a credit of $5.7 million resulting from the settlement with the DOR.

FINANCIAL CONDITION

        Total assets increased by $679.7 million, or 18.3%, from $3,705.5 million at December 31, 2002 to $4,385.1 million at December 31, 2003. The increase in total assets during 2003 was primarily due to the acquisition of Bay State, which had total assets of $579.2 million as of the acquisition on May 31, 2003. Assets also increased in 2003 as a result of purchase accounting adjustments of $104.8 million related to this acquisition, primarily in goodwill assets. Excluding the impact of the Bay State acquisition and the related purchase accounting adjustments, the loan portfolio experienced a 3.0% increase during 2003.

        Total investment securities, consisting of securities available for sale, held to maturity and restricted equity securities decreased $57.5 million, or 11.7%, to $432.3 million as of December 31, 2003. The decrease during 2003 resulted from the high level of sales, pay downs and calls in the securities available for sale portfolio. This compares to an increase of $22.6 million during 2002 to $489.8 million at December 31, 2002 in the total investment securities portfolio. Offsetting the decline in 2003 in the total investment portfolio was an increase of $20.1 million in federal funds and short-term investments during 2003 to $31.1 million. Due to the extremely low interest rates earned on these types of investments, the Company has redeployed the cash flows into higher interest-earning loans while maintaining an overall investment and liquidity strategy.

        Total loans, excluding loans held for sale, increased $600.2 million, or 20.1%, from $2,991.2 million at December 31, 2002 to $3,591.4 million at December 31, 2003. Excluding the impact of the Bay State acquisition and the related purchase accounting adjustments, the loan portfolio increased $88.6 million, or 3.0%, during 2003. The aggregate loan increases in 2003 were experienced in most loan categories. During 2003, total commercial real estate loans increased $269.1 million, residential mortgage loans increased $185.3 million, indirect auto loans increased $61.3 million, construction loans increased $36.6 million, home equity loans increased $28.5 million and commercial loans increased $27.8 million. Other consumer loans declined by $8.3 million during 2003. The growth in 2003 over 2002 reflects the continued low interest rate environment that positively impacted loan origination volumes since origination volumes are sensitive to overall interest rates. Excluding the impact of the Bay State acquisition, the majority of the loan increases were in the construction, commercial and home equity portfolios. The overall balances in the residential loan category for both 2003 and 2002 would have been significantly higher, based on the high level of originations experienced in each year, were it not for the record level of refinancing that resulted in a higher rate of loan prepayments than anticipated. In addition, during 2003, the Company sold $109.0 million in residential loans.

        Total deposits at December 31, 2003 were $2,917.4 million, an increase of $513.5 million, or 21.4%, compared to $2,403.9 million at December 31, 2002. The increase in 2003 was due to the acquisition of Bay State in the amount of $387.7 million in total deposits and to a lesser extent, an increase in core deposits (or noncertificate accounts). Total core deposit account balances increased by $446.5 million, or 32.1%, during 2003 (and $170.6 million and 12.3%, respectively, when Bay State's impact is excluded) due to the continued migration into insured deposit accounts and away from the volatile stock market. This represents the third year of significant deposit growth and reflects the Company extensive marketing promotions, new branch locations and competitive products.

        Total borrowed funds from all sources were $1,049.3 million at December 31, 2003, as compared to $956.0 million at December 31, 2002, for an increase of $93.3 million, or 9.8%. During the year ended December 31, 2003, the Company supplemented its deposit growth with continued reliance on borrowings from the FHLB in order to fund its overall balance sheet growth. However, as a percentage of total assets, borrowings from the FHLB fell to 21.1% at December 31, 2003 from 23.2% at December 31, 2002. As of December 31, 2003, junior subordinated debentures totaled $74.7 million, for an increase of $15.5 million, or 26.1%, from 2002's level of $59.3 million. The Company issued $15.5 million in new junior subordinated debentures during 2003. See below for a further discussion of the changes in accounting for these debentures made during 2003.

        Stockholders' equity totaled $390.9 million, or 8.9% of total assets, at December 31, 2003, as compared to $319.5 million, or 8.6% of total assets, at December 31, 2002, for an increase of $71.4 million. This increase during 2003 resulted primarily from new common stock issuances for the Bay State acquisition as well as from net income of $29.5 million for the year, partially offset by cash dividends of $11.9 million and stock repurchases of $22.5 million. Tangible book value per share was $10.48 at December 31, 2003 versus $12.15 at December 31, 2002.

Asset Quality

        The Company devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressively managing nonperforming assets. Non-performing assets, which include nonaccrual loans, loans past due 90 days or more and accruing, foreclosed properties and repossessed automobiles, totaled $14.9 million and $15.4 million at December 31, 2003 and 2002, respectively. This resulted in a decrease of total non-performing assets as a percentage of total assets from 0.42% as of December 31, 2002 to 0.34% as of December 31, 2003.

        The Risk Management Committee, comprised of three outside directors along with members of the senior management team, monitors the Company's overall credit risk. The internal credit review function utilizes a loan rating system to monitor the credit risk of the Company by allowing early identification of deteriorating loan performance, increasing concentrations of credit and loan migration. The loan officer who originated the loan recommends the initial loan rating. The individuals or committee responsible for approving the initial loan request agrees upon the rating. Additionally, Compass also utilizes a semi-annual review performed by an independent consulting firm specializing in loan analysis to supplement its own internal credit review function.

        Non-performing assets, classified assets (or potential problem loans described below), loan delinquencies and loan charge-offs are considered by the Company to be key measures of asset quality. These measures of asset quality are several key factors used in determining the level of the allowance for loan losses. See "Allowance for Loan Losses" contained below for further information on the allowance.

        Risk Elements.    Nonaccruing loans were $14.7 million at December 31, 2003, compared to $14.1 million at December 31, 2002. The ratio of nonaccruing loans to total loans was 0.41% and 0.47% at December 31, 2003 and 2002, respectively. The increase in nonaccruing loans can be attributed to the increase in the size of the loan portfolio and the continued weakness in the overall economy. Commencing in 2002, the Company required all loans to be placed on nonaccrual status when payments become 90 days past due whereas its previous policy had been to keep consumer loans, including indirect auto loans, on an accrual basis due to their expedited resolution and immaterial balance of the individual loans.

        The following table sets forth information regarding non-performing assets:

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans(1):
Real estate loans:
Residential	$4,700	$3,654	$5,875	$3,237	$2,591
Commercial	1.990	3,978	3,363	2,312	2,613
Construction	2,201	—	—	47	56
Home equity	11	77	—	—	—
Commercial loans	3,462	5,028	4,170	511	474
Indirect auto loans	2,249	1,194	—	—	—
Other consumer loans	67	142	—	—	—

Total nonaccrual loans	14,680	14,073	13,408	6,107	5,734
Restructured loans(2)	—	—	—	—	—

Total non-performing loans	14,680	14,073	13,408	6,107	5,734
Other real estate owned and repossessed autos	266	1,350	1,075	86	552

Total non-performing assets	$14,946	$15,423	$14,483	$6,193	$6,286

Loans 90 days overdue and still accruing	$—	$—	$1,320	$1,446	$1,776

Allowance for loan losses as a percent of total loans	1.21%	1.15%	1.15%	1.06%	0.96%
Allowance for loan losses as a percent of total non-performing loans	295.10%	244.11%	220.11%	410.69%	293.48%
Non-performing loans as a percent of total loans	0.41%	0.47%	0.52%	0.26%	0.33%
Non-performing assets as a percent of total assets	0.34%	0.42%	0.43%	0.21%	0.30%

(1)
Nonaccrual loans include all loans 90 days or more past due and any other loans which have been identified as presenting uncertainty with respect to the collectibility of interest or principal.

(2)
Restructured loans represent performing loans for which concessions have been granted as a result of a borrower's adverse financial condition.

        Potential Problem Loans.    At December 31, 2003, commercial real estate, commercial construction and commercial loans designated as substandard or lower using the Company's internal rating system totaled $23.6 million. Of these classified loans, $7.7 million were included as nonperforming loans at December 31, 2003. The remaining $15.9 million in substandard loans have evidence of one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become nonperforming assets in future periods.

        Impaired Loans.    Loans are considered impaired when it is probable that the Company will not be able to collect principal, interest and fees according to the contractual terms of the loan agreement. Total impaired loans at December 31, 2003 and 2002 were $9.7 million and $9.5 million, respectively.

Allowance for Loan Losses

        The allowance for loan losses is established through provisions for loan losses based on management's on-going evaluation of the risks inherent in the loan portfolio. Factors considered in the evaluation process include growth of the loan portfolio, the risk characteristics of the types of loans in the portfolio, geographic and large borrower concentrations, current regional economic and real estate market conditions that could affect the ability of borrowers to pay, the value of underlying collateral and trends in loan delinquencies and charge-offs. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in the loan portfolio, which are deemed probable, and estimable based on information currently known to management. See "—Asset Quality" above.

        The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Years ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance at beginning of period	$34,354	$29,513	$25,081	$16,828	$15,914
Provision for loan losses	7,871	7,247	6,175	4,775	2,000
Acquired allowance	6,148	—	—	4,557	—
Charge-offs:
Mortgage loans:
Residential	—	—	2	36	—
Commercial	6	—	22	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Commercial loans	921	419	687	158	379
Indirect auto loans	5,281	2,459	1,438	1,323	1,116
Other consumer loans	89	82	114	116	143

Total charge-offs	6,297	2,960	2,263	1,633	1,638

Recoveries:
Mortgage loans:
Residential	92	15	169	179	5
Commercial	179	31	4	59	6
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Commercial loans	44	209	82	46	300
Indirect auto loans	921	198	216	235	185
Other consumer loans	9	101	49	35	56

Total recoveries	1,245	554	520	554	552

Net charge-offs	(5,052)	(2,406)	(1,743)	(1,079)	(1,086)

Balance at end of period	$43,321	$34,354	$29,513	$25,081	$16,828

Ratio of net charge-offs to average loans	0.15%	0.08%	0.07%	0.06%	0.07%

        The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated among loan categories as part of the process for evaluating the adequacy of the allowance for loan losses. The following table sets forth information concerning the allocation of the allowance for loan losses at the dates indicated:

	At December 31,
	2003			2002			2001
	Amount	Percent of allowance to total allowance	Percent of of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans
	(Dollars in thousands)
Mortgage loans:
Residential	$7,745	17.9%	47.3%	$6,475	18.8%	50.6%	$6,158	20.9%	50.9%
Commercial real estate	11,773	27.2	17.4	9,368	27.3	11.9	9,060	30.7	13.1
Construction	2,256	5.2	4.1	994	2.9	3.7	1,067	3.6	4.2
Home equity	1,019	2.3	2.7	556	1.6	2.2	430	1.5	1.8
Commercial loans	3,921	9.1	4.3	4,848	14.1	4.3	4,162	14.1	4.5
Indirect auto loans	9,292	21.4	23.2	7,168	20.9	25.8	5,345	18.1	23.3
Other consumer loans	437	1.0	1.0	650	1.9	1.5	854	2.9	2.2
Unallocated	6,878	15.9	—	4,295	12.5	—	2,437	8.2	—

Total	$43,321	100.0%	100.0%	$34,354	100.0%	100.0%	$29,513	100.0%	100.0%

	At December 31,
	2000			1999
	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans
	(Dollars in thousands)
Mortgage loans:
Residential	$6,088	24.3%	51.3%	$4,455	26.5%	51.3%
Commercial real estate	7,341	29.2	13.7	5,311	31.6	12.8
Construction	912	3.6	4.6	547	3.3	4.1
Home equity	375	1.5	1.7	197	1.2	1.5
Commercial loans	2,627	10.5	4.3	1,933	11.5	3.8
Indirect auto loans	4,713	18.8	22.1	3,855	22.9	24.2
Other consumer loans	825	3.3	2.3	530	3.0	2.3
Unallocated	2,200	8.8	—	—	—	—

Total	$25,081	100.0%	100.0%	$16,828	100.0%	100.0%

        Allocations of the allowance for loan losses are determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment.

        The formula-based approach evaluates groups of residential, home equity, indirect automobile and other consumer loans to determine the allocation appropriate within each portfolio segment. All individual loans within the commercial real estate, commercial construction and commercial loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar credit risk characteristics. The level of allowance apportionable to each group of risk-rated loans is then determined by management applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is a formula based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past experience and management's subjective analysis of considerations of probable loan loss based on these factors. Allocations for loan categories are then determined by applying loss factors that represent management's estimate of inherent losses in those categories to the appropriate loan balance outstanding.

        The other method used to allocate the reserve for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method loans are selected for evaluation based on a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. An identifiable reserve amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is estimated on the basis of fair value of collateral, present value of anticipated future cash flows or the loans observable fair market price. Impaired loans with an identifiable allowance and the amount of such allowance totaled $7.6 million and $1.2 million, respectively, at December 31, 2003.

        A portion of the allowance for loan loss is not allocated to any specific segment of the loan portfolio. This unallocated reserve is maintained for two primary reasons: the inherent subjectivity and imprecision to the analytical processes used and the impact of the prevailing business environment, as it is affected by changing economic conditions and various external factors in ways currently unforeseen. Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include market risk factors, such as the effects of economic variability on the entire portfolio and unique portfolio risk factors that are inherent characteristics of the Company's loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Company's loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Company may not be able to fully diversify out of its portfolio. Management, therefore, has established and maintains an unallocated reserve for loan losses. The amount of this unallocated reserve was $6.9 million at December 31, 2003, compared to $4.3 million at December 31, 2002. The increase in the unallocated reserve in 2003 was primarily due to the increased ratio of loan charge-offs to average loans realized by the Company's loan portfolio without a commensurate increase in the provision.

        As of December 31, 2003, the allowance for loan losses totaled $43.3 million as compared to $34.4 million at December 31, 2002. Based on the processes described above, management believes that the level of the reserve for loan losses at December 31, 2003 is adequate.

Investments

        The primary objectives of the investment portfolio are to achieve a competitive rate of return over a reasonable period of time and to provide liquidity. In view of the Banks' lending capacity and generally higher rates of return on loans, management prefers lending activities as its primary source of revenue with the securities portfolio serving a secondary role. The investment portfolio, however, is expected to continue to represent a meaningful portion of total assets.

        The current investment strategy has emphasized the purchase of U.S. Government and agency obligations, mortgage-backed investments, including collateralized mortgage obligations (CMO's), and corporate bonds generally maturing or callable within two to five years.

        At December 31, 2003, the Company had $432.3 million, or 9.9%, of total assets, in securities consisting primarily of U.S. Government and agency obligations ($186.8 million), corporate bonds ($87.1 million), mortgage-backed investments ($82.7 million) and marketable equity securities ($15.8 million). Also included in investments is $55.6 million in restricted equity securities, $55.2 million of which is in the stock of the FHLB. To avail itself of services offered by the FHLB, in particular the ability to borrow funds, the Banks are required to invest in the stock of the FHLB in an amount determined on the basis of their residential mortgage loans and borrowings from the FHLB. The stock is redeemable at par and earns dividends at the discretion of the FHLB.

        The Company designates its securities as held to maturity, available for sale or trading depending on management's intent at the time of purchase. As of December 31, 2003, $358.6 million, or 83% of the portfolio, was classified as available for sale and $18.1 million, or 4% of the portfolio, was classified as held to maturity. The Company had no securities designated as trading as of December 31, 2003. As of December 31, 2003, $55.6 million, or 13% of the portfolio, was invested in restricted equity securities. As of December 31, 2003, the net unrealized gain on securities classified as available for sale was $13.1 million, consisting of net unrealized gains of $4.4 million on marketable equity securities and $8.7 million on debt securities.

        The Company's investment policy requires that corporate bonds be rated investment grade or better at the time of purchase. Due to deterioration in the credit quality of certain corporate bonds, there were two bonds with a carrying value of $3.7 million and a market value of $4.1 million, rated below investment grade, according to standards established by Standard & Poor and Moody, in the portfolio as of December 31, 2003. Included in the above is one issue (Xerox Capital) with a carrying value of $1.7 million and a market value of $2.0 million at December 31, 2003, which was previously downgraded below investment grade. The issuer of this bond is neither in default as to the payment of interest nor has it declared bankruptcy; however, an impairment of $300,000 was recognized in 2002 for this bond. This bond matures on May 15, 2004.

        During 2003, certain equity holdings that had significantly declined in value during 2002 (primarily in the telecommunications and auto industries and resulting in impairment charges of $594,000) were sold at a gain in 2003. The Company continues to hold seven marketable equity securities with a carrying value of $890,000 and a market value of $1.0 million. Additional impairment charges in the amount of $136,000 were recognized for these equity securities during 2003.

        The following table sets forth a summary of the Company's investment securities at the dates indicated:

	At December 31,
	2003	2002	2001
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government and agency obligations	$171,807	$280,442	$248,221
Corporate bonds	87,068	93,930	89,137
State and municipal obligations	1,667	1,675	1,584
Mortgage-backed investments	82,240	38,379	49,610

Total debt securities	342,782	414,426	388,552
Marketable equity securities	15,792	12,365	17,236

Total securities available for sale	$358,574	$426,791	$405,788

Securities held to maturity:
U.S. Government and agency obligations	$14,683	$13,983	$14,975
Corporate bonds	—	—	403
State and municipal obligations	2,964	3,846	3,854
Mortgage-backed investments	420	892	1,319

Total securities held to maturity	$18,067	$18,721	$20,551

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$55,179	$43,800	$40,394
Other	444	443	443

Total restricted equity securities	$55,623	$44,243	$40,837

Total investment securities	$432,264	$489,755	$467,176

Percent of total assets	9.9%	13.2%	14.0%

        The following table sets forth the book value, fully taxable weighted average yield and contractual maturities of investment securities as of December 31, 2003:

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Book value	Yield	Book value	Yield	Book value	Yield	Book value	Yield	Book value	Yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Government and agency obligations	$44,285	3.23%	$97,116	3.48%	$30,406	5.59%	$—	—%	$171,807	3.79%
Corporate bonds	11,739	7.08	74,227	6.25	1,102	6.38	—	—	87,068	6.36
State and municipal obligations	228	6.21	1,439	5.91	—	—	—	—	1,667	5.94
Mortgage-backed investments	—	—	—	—	10,390	4.22	71,850	4.33	82,240	4.32

Total debt securities	56,252	4.02	172,782	4.66	41,898	5.27	71,850	4.33	342,782	4.56
Marketable equity securities	15,792	3.53
Total securities available for sale	56,252	4.02	172,782	4.66	41,898	5.27	71,850	4.33	358,574	4.52

Securities held to maturity:
U.S. Government and agency obligations	2,018	2.84	12,165	3.41	500	7.00	—	—	14,683	3.45
State and municipal obligations	210	6.84	2,513	6.56	241	6.99	—	—	2,964	6.61
Mortgage-backed investments	—	—	—	—	146	6.64	274	6.06	420	6.26

Total securities held to maturity	2,228	3.22	14,678	3.95	887	6.94	274	6.06	18,067	4.42

Total investments available for sale and held for sale	58,480	3.99	187,460	4.61	42,785	5.30	72,124	4.34	376,641	4.50

Restricted equity securities:
Federal Home Loan
Bank of Boston stock									55,179	2.75
Other									444	3.00

Total restricted equity securities									55,623	2.75

Total securities	$58,480	3.99%	$187,460	4.61%	$42,785	5.30%	$72,124	4.34%	$432,264	4.27%

Sources of Funds

        General.    The Banks use deposits, repayments and prepayments of loans, proceeds from sales of loans and securities and proceeds from maturing securities, borrowings and cash flows generated by operations to fund its lending, investing and general operations. Deposits have historically represented the Banks' primary source of funds and represent over 66% of total assets.

        Deposits.    The Banks offer a variety of deposit accounts with a range of interest rates and other terms. The accounts include passbook savings accounts, NOW accounts (checking), demand deposit accounts, money market deposit accounts, club accounts and certificates of deposit. The Banks also offer IRAs, now known as traditional IRAs, and Roth and Education IRAs, now known as Coverdell Education Savings Accounts. The FDIC insures deposits up to certain limits (generally $100,000 per depositor). The DIF fully insures amounts in excess of such limits.

        At December 31, 2003, deposits of $2.9 billion were comprised of $275.3 million of non-interest-bearing checking accounts and $2.6 billion of interest-bearing deposit accounts, of which $1.1 billion were certificates of deposit. Of the total of certificates of deposit at December 31, 2003, $553.5 million, or 51.2%, were scheduled to mature within one year. The increase of $513.5 million in total deposits during 2003 was primarily due to the acquisition of Bay State which added approximately $387.7 million in total deposits. Additionally, the majority of the growth in 2003 has been in lower cost, interest bearing deposits or core deposit accounts.

        Deposit flows are influenced greatly by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives. Nantucket Bank's deposit flows are also affected by the seasonal economy of its market. Both Banks have experienced steady deposit inflows in recent years, primarily influenced by regional bank consolidations, competitive pricing and strong community bank image. Compass's strategy has been to grow deposit levels through targeted promotions, branch expansion and renovation and bank acquisitions. Due to the seasonal tourist-related economies on Cape Cod, Martha's Vineyard and Nantucket, the Banks' deposits generally peak during the summer months.

        Compass maintains a call center with extended hours, staffed with individuals trained to answer telephone inquiries about customer accounts and about Compass's various products and services. Compass also utilizes a 24-hour automated touch-tone telephone voice response system, which allows customers to obtain information about their accounts, to make account transfers, to pay bills and to receive information about Compass's products and services. Compass offers several relationship-based checking account products that offer packages of selected benefits. Services to commercial customers also include a sweep account, IRA accounts, a touch-tone telephone electronic tax filing service, merchant credit card services, and web-based cash management products.

        Compass uses direct mail and customer service personnel at each of its branches and at its main office to solicit deposits and advertises its deposits through the print media, on billboards, through its website (www.compassbank.com) and through radio and direct mail. Compass also offers its on-line banking services, including a bill payment service, over the Internet. Compass has a contractual relationship with INVEST Financial Corporation for mutual fund offerings to its customers. Nantucket Bank offers a 24-hour automated touch-tone telephone voice response system, merchant credit card services and on-line banking (www.nantucketbank.com), with a bill payment service, over the Internet. Nantucket Bank also offers mutual funds and securities to its customers through a contractual relationship with Commonwealth Equity Services, Inc.

        The following table sets forth certain information regarding the distribution of the average balance of deposit accounts and the weighted average interest rate on each category of deposits during the periods indicated:

	Years ended December 31,
	2003		2002		2001
	Average balance	Weighted average rate	Average balance	Weighted average rate	Average balance	Weighted average rate
	(Dollars in thousands)
NOW accounts	$320,902	0.28%	$278,536	0.36%	$246,034	0.56%
Savings accounts	374,570	0.86	302,946	1.38	254,134	1.65
Money market deposit accounts	720,823	1.36	533,350	2.01	389,511	2.71
Demand deposit accounts	249,728	—	220,264	—	184,979	—

Total non-certificate accounts	1,666,023	0.84	1,335,096	1.19	1,074,658	1.50
Certificate of deposit accounts	1,065,094	2.91	1,005,545	3.64	1,009,557	5.54

Total average deposits	$2,731,117	1.65%	$2,340,641	2.24%	$2,084,215	3.46%

        Certificates of deposit of $100,000 or more outstanding as of December 31, 2003 are scheduled to mature as follows (in thousands):

Three months or less	$32,279
Over three to six months	75,872
Over six to twelve months	39,498
Over twelve months	160,897

$308,546

        Borrowings.    The Banks borrow funds from the FHLB to partially finance their loan and other funding needs. FHLB advances are collateralized by a blanket-type pledge on the Banks' FHLB stock, first mortgages on residential property and securities issued, insured or guaranteed by the U.S. Government and its agencies, including mortgage-backed securities. The maximum amount that the FHLB will loan varies based on the FHLB's policies. At December 31, 2003, the Banks have approximately $452.0 million in available borrowing capacity with the FHLB that is contingent upon the purchase of additional FHLB stock.

        Short-term borrowings include funds drawn under the Banks' lines of credit with the FHLB, securities sold under agreements to repurchase and funds held in connection with the U.S. Treasury's tax and loan note program.

        The following table sets forth certain information regarding borrowed funds during the periods indicated:

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Total short-term borrowings:
Average balance	$41,032	$38,339	$32,099
Maximum month end amount	50,025	43,142	37,464
Balance at end of period	45,727	36,128	34,584
Weighted average interest rate during the period	1.03%	1.95%	3.69%
Weighted average interest rate at end of period	1.00%	1.19%	2.48%
Federal Home Loan Bank of Boston advances:
Average balance	$948,931	$826,081	$714,248
Maximum month end amount	1,041,593	858,804	786,917
Balance at end of period	927,162	858,804	786,917
Weighted average interest rate during the period	4.31%	5.08%	5.62%
Weighted average interest rate at end of period	4.07%	4.69%	5.30%

        Trust Preferred Securities/Junior Subordinated Debentures.    During 2002, the Company, through a subsidiary trust (Seacoast Capital Trust I) issued 2,300,000 shares of 8.50% Trust Preferred Securities, $25.00 face value, due June 30, 2032 but callable at the option of the Company on or after June 30, 2007. This issuance raised $57.5 million in gross proceeds and provided $59.3 million in additional Tier 1 capital. During 2003, the Company, through a subsidiary trust (Seacoast Capital Trust II) issued 6.65% Trust Preferred Securities, $25.00 face value, due April 7, 2033 but callable at the option of the Company on or after April 7, 2008. The issuance raised $14.6 million in gross proceeds and provided $15.5 million in additional Tier 1 capital.

        As a result of adopting FIN 46R and SFAS No. 150 effective December 31, 2003, the Company also reclassified its junior subordinated debentures from mezzanine capital to other borrowings and has included as interest expense the related amortization of the issuance costs effective for the year ended

December 31, 2003. The trust preferred securities are now reported in the consolidated balance sheets of the Company under the caption "junior subordinated debentures". In previous periods, the interest expense on the trust preferred securities had been classified as "minority interest expense" on the consolidated statements of operations separate and excluded from interest expense on borrowings. Due to the adoption of the accounting change, the interest expense is now included in the interest expense on borrowings and all prior periods have been reclassified in accordance with FIN 46R and SFAS No. 150.

        Total interest expense on the junior subordinated debentures amounted to $5.8 million in 2003 and $2.9 million in 2002.

        The Company unconditionally guarantees all Seacoast Capital Trust I and Seacoast Capital Trust II obligations under the junior subordinated debentures. See "Recent Accounting Pronouncements" below for a more thorough discussion of the accounting changes made during 2003 on the junior subordinated debentures.

        Contractual Obligations and Commitments.    The Company has entered into numerous contractual obligations and commitments. The Company anticipates that its cash flows generated from operations, investing and financing allow it to meet all of its obligations as they become due. The following tables summarize the Company's contractual cash obligations and other commitments at December 31, 2003.

Contractual Obligations and Commitments by Maturity
	Payments Due—By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(In thousands)
Contractual obligations:
FHLB advances	$927,162	$177,268	$238,260	$179,704	$331,930
Junior subordinated debentures	74,742	—	—	—	74,742
Lease obligations	15,845	2,129	3,676	2,594	7,446
Other:
TT&L	1,841	1,841	—	—	—
Securities sold under agreements to repurchase	43,886	43,886	—	—	—

Total contractual cash obligations	$1,063,476	$225,124	$241,936	$182,298	$414,118

	Amount of Commitment Expiring—By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Other commitments:
Lines of credit	$171,700	$80,002	$1,785	$6,146	$83,767
Other commitments	209,285	209,285	—	—	—
Standby letter of credit	1,866	1,856	10	—	—

Total commitments	$382,851	$291,143	$1,795	$6,146	$83,767

        Guarantees.    FASB interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Banks. The Banks enter into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Banks are required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2003 the maximum potential exposure amount of future payments is $1.9 million.

        The collateral obtained is determined based upon management's credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The recourse provisions of the agreements allow the Banks to collect the cash used to collateralize the agreement, if another business asset is used as collateral and cash is not available, the Banks create a loan for the customer with the same criteria as its other lending activities. The fair value of the guarantees totaled $14,000 at December 31, 2003.

Liquidity and Capital Resources

        The Company's primary sources of funds are dividends from its bank subsidiaries. On a parent-only basis, commitments and debt service requirements consisted primarily of junior subordinated debentures (including accrued interest) issued to Seacoast Capital Trust I and Seacoast Capital Trust II, in connection with the issuances of cumulative trust preferred securities due 2032 and 2033. The Company believes it could also access the capital markets to raise additional equity. For further information, see "Financial Condition—Sources of Funds" and Note 12 to the Consolidated Financial Statements.

        Seacoast presently intends to finance the cash consideration to be paid to Abington stockholders through a note payable to Sovereign in an amount not to exceed $25 million. In the Sovereign/Seacoast merger agreement, Seacoast granted Sovereign a "right of first negotiation" with respect to a preferred securities (or other capital instrument) financing, and it is expected that such securities (or capital instrument), will be sold either to Sovereign or to an unaffiliated institutional investor. However, the completion of a private offering of trust preferred securities (or a note payable to Sovereign) is not a condition to the closing of the Abington merger since the Company has other funding alternatives.

        The Banks' liquidity, represented by cash and cash equivalents and debt securities is a product of their operating, investing, and financing activities. The primary sources of funds are deposits, borrowings, principal and interest payments and prepayments on outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates and, in the case of deposits, other instruments available to the public such as mutual funds and annuities.

        As voluntary members of the FHLB, Compass and Nantucket Bank are entitled to borrow an amount up to the value of their qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit at the FHLB. At December 31, 2003, the Banks have $452.0 million in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock. Use of this borrowing capacity may also be impacted by regulatory capital requirements.

        Liquidity management is both a daily and long term function of business management. The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. At December 31, 2003, the Banks maintained cash and due from banks, short-term investments and debt securities maturing within one year of $223.9 million, or 5.11% of total assets. The Banks invest excess funds, if any, in federal funds sold, which provide liquidity to meet lending and other cash requirements.

        The Company's and the Banks' capital ratios at December 31, 2003, were as follows:

	Seacoast	Compass	Nantucket Bank
Total Capital (to risk weighted assets)	12.45%	11.26%	14.37%
Tier 1 Capital (to risk weighted assets)	11.13	9.98	13.10
Tier 1 Capital (to average assets)	7.85	6.99	9.05

        These ratios placed the Company in excess of regulatory standards and the Banks in the "well capitalized" category as set forth by the FDIC.

        Since 1999, the Company has announced five separate stock repurchase programs, the most recent of which was approved in August 2003, authorizing the maximum repurchase of 7,280,496 shares. As of December 31, 2003, 5,109,037 shares had been repurchased, leaving another 2,171,459 available for repurchase. However, due to the pending merger with Sovereign, management does not anticipate making further repurchases in the future.

Segment Information

        The Company has identified its reportable operating business segment as community banking, based on how the business is strategically managed by the CEO, who is the chief operating decision-maker. The Company's community banking segment consists of commercial banking, retail banking and investment management. The community banking segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, investment management and mortgage servicing income from investors. The Company does not have a single external customer from whom it derives 10 percent of more of its revenues, and operates its retail branches over an area spanning from the City of Boston throughout the southeastern portion of Massachusetts. Its market area covers eastern Massachusetts, Cape Cod, Martha's Vineyard and Nantucket as well as the states of Rhode Island and New Hampshire. The non-reportable segments consist of the parent company and are not material to the overall operating results and therefore are not broken out separately.

Impact of Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS No. 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148 effective January 1, 2003.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Prior to the implementation of FIN46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of the voting interest in the entity. The provisions of FIN 46 were effective immediately. In October 2003, the FASB agreed to defer the effective date of FIN 46 for VIEs to allow time for certain implementation issues to be addressed. On December 24, 2003, the FASB released its latest interpretation (FIN 46R) of the appropriate accounting treatment for VIEs, which in part, specifically addresses limited purpose trusts formed to issue trust preferred securities. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 8.50% and 6.65%, respectively, without penalty.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified, concluding that financial instruments with both characteristics are to be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries which have been indefinitely deferred from the scope of the statement.

        The Company adopted FIN 46R and SFAS No. 150 effective December 31, 2003, and the effect was to de-consolidate the two subsidiary trusts (SCTI and SCTII) and move the mandatorily redeemable preferred securities directly to the parent company balance sheet under the caption "junior subordinated debentures". In addition, the minority interest expense on the trust preferred securities was moved from the mezzanine debt to interest expense on borrowings. The Company retroactively applied this ruling to previously released financial information. Therefore, the prior year's earnings and the three quarters of 2003 were adjusted to reflect SFAS No. 150 to ensure consistency for all years presented in the consolidated financial statements.

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

        The Company and the Banks quantify their interest rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. Internal guidelines on interest rate risk specify that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next 12 months should decline by no more than 5%.

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

        The following table reflects the estimated percentage exposure of the Company's net interest income for the 12 months following the date indicated assuming an immediate shift in interest rates as set forth below:

	December 31,
	2003	2002	2001
300 basis points increase in rates	(13.17%)	(9.57%)	(8.50%)
150 basis points decrease in rates(1)	n/m	n/m	(0.50%)
100 basis points decrease in rates(1)	n/m	0.31%	n/m
50 basis points decrease in rates(1)	0.78%	n/m	n/m
-n/m—not meaningful

(1)
Due to the low interest rate environment in effect at December 31, 2003, 2002 and 2001 (the average Federal Fund overnight rates were trading below 2.00%), the simulation model could only be rate shocked down 50 basis points, 100 basis points and 150 basis points, respectively, to be representative of how much lower interest rates could reasonably decrease.

        The results above are dependent on material assumptions such as (i) changes in the composition and prepayments speeds of mortgage assets and loans, (ii) the shape of the U.S. government securities and interest rate swap yield curve, (iii) the level of U.S. prime interest rates and (iv) the level of rates paid on deposit accounts. Asymmetrical rate movements could also have a material impact on simulation results.

Item 8.    Financial Statements and Supplementary Data

Independent Auditors' Report

The Board of Directors
Seacoast Financial Services Corporation:

        We have audited the accompanying consolidated balance sheets of Seacoast Financial Services Corporation and subsidiaries (the Company), as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 financial statements of Seacoast Financial Services Corporation were audited by other auditors who have ceased operations. Those auditors' report, dated January 22, 2002 was unqualified.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seacoast Financial Services Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 6 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

/s/ KPMG
Boston, Massachusetts
February 27, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Seacoast Financial Services Corporation:

        We have audited the accompanying consolidated balance sheets of Seacoast Financial Services Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                      ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 22, 2002

This Report of Independent Public Accountants is a copy of a previously issued Arthur Andersen LLP (Andersen) report and has not been reissued by Andersen in connection with this filing on Form 10-K. The inclusion of this previously issued Andersen report is made pursuant to Section 2.02(e) of regulation S-X. Note that this previously issued Andersen report includes references to certain fiscal years which are not required to be presented in the accompanying consolidated financial statements as of and for the years ended December 31, 2003.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	At December 31,
	2003	2002
ASSETS:
Cash and due from banks	$134,326	$109,223
Federal funds sold	21,123	11,056
Short-term investment	10,000	—

Total cash and cash equivalents	165,449	120,279
Investment securities—(Note 3)
Available for sale, at fair value	358,574	426,791
Held to maturity, at amortized cost (fair value $18,552 and $19,448)	18,067	18,721
Restricted equity securities	55,623	44,243

Total investment securities	432,264	489,755
Loans held-for-sale (Note 1)	2,624	6,183
Loans (Note 4)	3,591,405	2,991,171
Allowance for loan losses (Note 5)	(43,321)	(34,354)

Net loans	3,548,084	2,956,817

Banking premises and equipment, net (Note 8)	64,345	53,945
Goodwill (Notes 2 and 6)	113,138	33,903
Intangible assets (Notes 2 and 6)	7,037	1,564
Bank owned life insurance (Note 1)	13,396	3,654
Net deferred tax asset (Note 13)	9,920	9,645
Other real estate owned and repossessed autos	266	1,350
Accrued interest receivable	17,469	16,055
Other assets (Note 16)	11,144	12,310

Total assets	$4,385,136	$3,705,460

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits (Note 9)	$2,917,361	$2,403,875
Short-term borrowings (Note 10)	45,727	36,128
Federal Home Loan Bank advances (Note 11)	927,162	858,804
Junior subordinated debentures (Note 12)	74,742	59,278
Other borrowings	1,697	1,772
Mortgagors' escrow payments	2,911	4,489
Accrued expenses and other liabilities (Note 16)	24,679	21,626

Total liabilities	3,994,279	3,385,972

Commitments and Contingencies (Notes 13, 14 and 18)
Stockholders' equity (Notes 15, 17 and 21):
Preferred stock, par value $.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock, par value $.01 per share; authorized 100,000,000 shares; 30,227,555 shares issued in 2003; 26,758,136 issued in 2002	302	268
Additional paid-in capital	227,969	154,361
Retained earnings	234,275	216,632
Treasury stock, at cost, 4,406,725 shares in 2003 and 3,385,562 shares in 2002	(70,516)	(49,033)
Accumulated other comprehensive income	8,072	8,330
Unearned compensation—ESOP and restricted stock	(8,932)	(10,766)
Shares held in employee trust	(313)	(304)

Total stockholders' equity	390,857	319,488

Total liabilities and stockholders' equity	$4,385,136	$3,705,460

The accompanying notes are an integral part of the consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001
INTEREST AND DIVIDEND INCOME:
Interest on loans	$206,447	$191,062	$193,157
Interest and dividends on investment securities (Note 11)	18,772	24,362	19,982
Interest on federal funds sold and short-term investments	667	1,660	3,250

Total interest and dividend income	225,886	217,084	216,389

INTEREST EXPENSE:
Interest on deposits (Note 9)	44,941	52,514	72,017
Interest on borrowed funds	41,464	42,900	41,474
Interest on junior subordinated debentures (Note 12)	5,750	2,851	—

Total interest expense	92,155	98,265	113,491

Net interest income	133,731	118,819	102,898
PROVISION FOR LOAN LOSSES (Note 5)	7,871	7,247	6,175

Net interest income after provision for loan losses	125,860	111,572	96,723

NONINTEREST INCOME:
Deposit and other banking fees	11,919	10,326	8,946
Loan servicing fees, net (Notes 1 and 7)	558	409	959
Merchant card fee income, net	555	631	534
Other loan fees	1,924	1,522	1,453
Gain (loss) on sales of investment securities, net (Note 3)	2,155	(277)	99
Gain on sales of loans, net	370	263	1,352
Gain (loss) on pension plan curtailment and settlement (Note 16)	—	(446)	1,504
Other income (Notes 1 and 8)	1,409	1,287	1,496

Total noninterest income	18,890	13,715	16,343

NONINTEREST EXPENSE:
Salaries and employee benefits (Note 16)	43,313	36,921	33,079
Occupancy and equipment expenses (Notes 8 and 14)	11,785	9,285	8,715
Data processing expenses	8,878	7,828	6,468
Marketing expenses	3,615	2,914	3,112
Professional services expenses	5,061	2,434	2,970
Amortization of intangibles (Notes 1 and 6)	1,442	806	2,959
Other operating expenses	11,663	8,858	8,073

Total noninterest expense	85,757	69,046	65,376

Income before provision for income taxes	58,993	56,241	47,690
PROVISION FOR INCOME TAXES (Note 13)	29,450	19,633	16,723

Net income	$29,543	$36,608	$30,967

EARNINGS PER SHARE (Note 1):
Basic	$1.24	$1.60	$1.32

Diluted	$1.21	$1.57	$1.31

Weighted average common shares outstanding	24,583,473	24,037,559	24,753,758
Weighted average unallocated ESOP shares and unvested restricted stock	(736,539)	(1,213,246)	(1,374,071)

Weighted average common shares outstanding—basic	23,846,934	22,824,313	23,379,687
Dilutive effect of common stock equivalents	474,657	542,032	333,770

Weighted average common and common stock equivalent shares outstanding—diluted	24,321,591	23,366,345	23,713,457

The accompanying notes are an integral part of the consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Comprehensive Income (Loss)	Unearned ESOP/Rest. Stock	Shares Held In Employee Trust	Total
Balance, December 31, 2000	$268	$152,795	$166,865	$(17,990)	$791	$(14,384)	$(157)	$288,188
Exercise of stock option	—	23	—	297	—	—	—	320
Repurchase of common stock	—	—	—	(10,492)	—	—	—	(10,492)
Net income	—	—	30,967	—	—	—	—	30,967
Other comprehensive income—Change in unrealized gain (loss) on securities available for sale, net of taxes and reclassification adjustment (Note 1)	—	—	—	—	2,740	—	—	2,740
Comprehensive income						33,707
Cash dividends—$.34 per share	—	—	(8,089)	—	—	—	—	(8,089)
Amortization of unearned compensation	—	268	—	—	—	1,809	—	2,077
Other	—	130	—	—	—	—	(117)	13

Balance, December 31, 2001	268	153,216	189,743	(28,185)	3,531	(12,575)	(274)	305,724

Exercise of stock option	—	146	—	337	—	—	—	483
Repurchase of common stock	—	—	—	(21,185)	—	—	—	(21,185)
Net income	—	—	36,608	—	—	—	—	36,608
Other comprehensive income—Change in unrealized gain (loss) on securities available for sale, net of taxes and reclassification adjustment (Note 1)	—	—	—	—	4,799	—	—	4,799
Comprehensive income	—	—	—	—	—	—	—	41,407
Cash dividends—$.42 per share	—	—	(9,719)	—	—	—	—	(9,719)
Amortization of unearned compensation	—	604	—	—	—	1,809	—	2,413
Other	—	395	—	—	—	—	(30)	417

Balance, December 31, 2002	268	154,361	216,632	(49,033)	8,330	(10,766)	(304)	319,488

Common stock issued: 3,469,419 shares at $20.72	34	71,852	—	—	—	—	—	71,886
Exercise of stock options	—	718	—	1,063	—	—	—	1,781
Repurchase of common stock	—	—	—	(22,546)	—	—	—	(22,546)
Net income	—	—	29,543	—	—	—	—	29,543
Other comprehensive income—Change in unrealized gain on securities available available for sale, net of taxes and reclassification adjustment (Note 1)	—	—	—	—	(258)	—	—	(258)
Comprehensive income	—	—	—	—	—	—	—	29,285
Cash dividends—$.50 per share	—	—	(11,900)	—	—	—	—	(11,900)
Amortization of unearned compensation	—	636	—	—	—	1,834	—	2,470
Other	—	402	—	—	—	—	(9)	393

Balance, December 31, 2003	$302	$227,969	$234,275	$(70,516)	$8,072	$(8,932)	$(313)	$390,857

The accompanying notes are an integral part of the consolidated financial statements

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,543	$36,608	$30,967
Adjustments to reconcile net income to net cash
provided by operating activities—
Depreciation	5,499	4,442	4,082
Amortization and accretion, net	3,129	1,648	453
Purchase accounting amortization, net	796	638	2,527
Stock-based compensation	2,469	2,413	2,077
Provision for loan losses	7,871	7,247	6,175
(Gain) loss on sale of investment securities, net	(2,155)	277	(99)
Credit for other real estate losses	—	(30)	(47)
(Gain) loss on pension plan curtailment and settlement	—	446	(1,504)
Net increase in deferred tax asset	(275)	(3,264)	(804)
Originations of loans held-for-sale	(105,387)	(14,705)	(50,680)
Proceeds from sales of loans originated for sale	109,391	28,460	69,824
Gain on sales of loans, net	(370)	(263)	(1,352)
(Gain) loss on disposal of premises and equipment, net of impairment reserve	2	(162)	(366)
Net (increase) decrease in accrued interest receivable	1,445	(183)	(945)
Net(increase) decrease in other assets	16,585	(4,878)	(2,374)
Net increase (decrease) in accrued expenses and other liabilities	(14,785)	61	4,526

Net cash provided by operating activities	53,758	58,755	62,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities classified as available-for-sale	(139,436)	(239,568)	(265,957)
Purchase of securities classified as held-to-maturity	(918)	(7,646)	(5,416)
Purchase of restricted equity securities	(2,925)	(3,406)	(11,959)
Proceeds from sales, calls, paydowns and maturities of securities classified as available-for-sale	210,269	224,425	112,977
Proceeds from paydowns, maturities and calls of securities classified as held-to-maturity	1,424	9,329	14,585
Acquisition of Bay State Bancorp, Inc., net of cash acquired	(36,627)	—	—
Cash from branch acquisition	—	—	22,752
Purchase of premises and equipment	(11,365)	(7,471)	(4,920)
Proceeds from sale of restricted equity securities	—	—	96
Purchase of loans	(17,290)	(29,351)	—
Net increase in loans	(75,164)	(386,859)	(236,946)
Recoveries of loans previously charged off	1,245	554	520
Proceeds from sales of other real estate owned	3,910	370	471
Proceeds from sales of premises and equipment	—	502	750

Net cash used in investing activities	(66,877)	(439,121)	(373,047)

	Continued on next page

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in NOW, money market deposit and demand deposit accounts	$124,237	$144,817	$183,896
Net increase in passbook and other savings accounts	46,283	45,365	39,597
Net increase (decrease) in certificates of deposit	(45,732)	21,396	(45,007)
Advances from Federal Home Loan Bank	245,943	248,000	380,446
Repayments of Federal Home Loan Bank advances	(302,610)	(176,069)	(150,443)
Repurchase of common stock	(22,546)	(21,185)	(10,492)
Cash dividends	(11,900)	(9,719)	(8,089)
Net proceeds from issuance of junior subordinated debentures	14,520	55,041	—
Exercise of stock options	1,062	337	320
Tax benefits of stock option and award transactions, net	1,107	725	130
Net increase (decrease) in short-term and other borrowings	9,503	1,476	3,116
Net increase (decrease) in mortgagors' escrow payments	(1,578)	(272)	333

Net cash provided by financing activities	58,289	309,912	393,807

Net increase (decrease) in cash and cash equivalents	45,170	(70,454)	83,220
Cash and cash equivalents, beginning of year	120,279	190,733	107,513

Cash and cash equivalents, end of year	$165,449	$120,279	$190,733

Supplemental disclosure of cash flow information:
Interest paid on deposits and all borrowed funds	$92,750	$98,948	$112,375
Income taxes paid	13,741	25,643	20,991
Supplemental disclosure of noncash transactions:
Transfer from loans to loans held-for-sale	—	—	23,801
Transfers from loans to other real estate owned	2,636	82	833
Financed other real estate owned sales	—	76	68
In conjunction with the purchase acquisitions detailed in Note 2 to the consolidated financial statements, the fair value of assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$684,063	—	—
Less liabilities assumed	548,603	—	—

The accompanying notes are an integral part of the consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Seacoast Financial Services Corporation and its wholly-owned subsidiaries, Compass Bank for Savings (Compass), Nantucket Bank, Lighthouse Securities Corporation (collectively referred to herein as "the Company"). Compass and Nantucket Bank are collectively referred to herein as "the Banks". All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company and its subsidiaries are subject to regulation of, and periodic examination by, the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve Board, among other agencies. All deposits of the Banks are insured by the FDIC and the Depositors Insurance Fund, an excess deposit insurer for Massachusetts-chartered savings banks.

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and general practice within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, review of goodwill and other intangibles for impairment and income taxes. The following is a description of the more significant accounting policies.

Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks, federal funds sold and other short-term investments having an original maturity of 90 days or less. Generally, federal funds are sold for one-day periods.

Investment Securities

        Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity and comprehensive income.

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

        Deferred loan origination fees and certain deferred loan origination costs are amortized over the contractual life of the related loan using the level-yield method. At December 31, 2003 and 2002, the Company had net deferred loan costs of $17,695,000 and $16,872,000, respectively, including $19,986,000 and $19,654,000, respectively, paid to auto dealers originating indirect auto loans. Amounts paid to auto dealers are partially rebatable in the event of loan prepayment or default.

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

        Loans are classified as impaired when it is probable that the Company will not be able to collect principal, interest and fees according to the contractual terms of the loan agreement. Management considers the payment history, net worth and earnings potential of a borrower, and the value and cash flow of the collateral as factors to determine whether a loan will be paid in accordance with its contractual terms. The amount judged to be impaired is the difference between the present value of the expected future cash flows discounted at the loan's original contractual effective interest rate and the net carrying amount of the loan. If foreclosure on a collateralized loan is probable, impairment is measured based on the fair value of the collateral compared to the net carrying amount. If appropriate, a valuation reserve is established to recognize the difference between the recorded investment and the present value. Impaired loans are charged off when management believes that the collectibility of the loan is remote. The Banks consider nonaccrual loans, except for residential mortgage and consumer loans, and troubled debt restructurings to be impaired.

Allowance for Loan Losses

        The allowance for loan losses is maintained at a level determined to be adequate by management to absorb inherent charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to operations and by recoveries on loans previously charged off, and reduced by charge-offs on loans.

        Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's systematic periodic review of the collectability of the loans. Primary considerations in this evaluation are prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management's estimation of future losses. The Company evaluates specific loan status reports on all commercial real estate, commercial construction and commercial loans rated substandard or worse. Estimated allowances for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. The remaining commercial real estate, commercial construction and commercial loans are provided for as part of pools of similar loans based on a combination of historical loss experience and qualitative adjustments. Smaller balance, homogeneous loans, including residential real estate loans and consumer loans, are evaluated as a group by applying estimated charge-off and recovery percentages, based on historical experience and certain qualitative factors, to the current outstanding balance in each loan category. Based on these analyses, the resulting allowance is deemed adequate to absorb probable credit losses in the portfolio.

        Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including premises and equipment, for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Goodwill and Other Intangible Assets

        The Company's acquisition strategy has historically used both the pooling-of-interest and purchase method of accounting for acquisitions. Effective July 1, 2001, the purchase method of accounting is the only acceptable method. As such, the Company records the assets acquired and the liabilities assumed at their estimated fair value, which in many instances involves estimates based on third party, internal or other valuation techniques. These estimates also include the establishment of various liabilities based on planned facilities dispositions and employee benefit-related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using discounted future cash flows. This valuation technique contains estimates such as discount rate, projected future cash flows and time period in its calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. Other intangible assets consist of core deposit intangibles and noncompete agreements and are amortized over their estimated useful lives on method that approximates the amount of the economic benefits to Seacoast.

        Prior to the adoption of SFAS No. 142 on January 1, 2002, the Company amortized both goodwill and other intangible assets. The Company evaluated the carrying value of these intangible assets for impairment on a regular basis.

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

        The Company recognizes, as a separate asset, the right to service mortgage loans for others. Mortgage servicing rights are included in other assets in the accompanying consolidated balance sheets. The amount capitalized is based on an allocation of the cost of the loan based on the total relative fair value of the loan and the servicing right. The amortization of servicing rights is recognized in proportion to estimated net servicing revenue and is recorded as a charge against loan servicing fee income. The value of servicing rights is periodically assessed for impairment based on the fair value of those rights. In measuring for impairment, servicing assets are stratified by interest rate, which is the predominant risk characteristic affecting the prepayment of loans.

Other Real Estate Owned and Repossessed Autos

        Other real estate owned (OREO) and repossessed autos are composed of properties acquired through foreclosure, receipt of a deed in lieu of foreclosure or through repossession of the underlying collateral of the loan. Foreclosed assets are presumed to be held-for-sale and are recorded at the lower of the carrying value of the related loan or the fair value of property, less estimated costs to sell. The excess, if any, of the loan balance over the fair value of the property at the time of transfer to OREO is charged to the allowance for loan losses. Subsequent write-downs of the carrying value of the foreclosed assets are charged to expense. Costs relating to the development and improvement of foreclosed assets are capitalized while other costs are charged to expense. Such amounts have been insignificant during the periods covered by this report.

        Repossessed automobiles are written down to 75% of the vehicle's NADA wholesale value and transferred out of the loan category with the difference being charged to the allowance for loan losses. Through experience, this reduction in the NADA wholesale value represents the realizable value of a repossessed automobile, at which time the vehicle is sold.

Bank Owned Life Insurance

        Bank owned life insurance (BOLI) represents life insurance on the lives of former Bay State employees, former Nantucket officers, former Sandwich directors and current Company executives who have provided positive consent to the Company, thereby allowing the Company to be the beneficiary of such policies. Increases in the cash balance of the policies, as well as insurance proceeds received, are recorded in other noninterest income and are not subject to income taxes. The cash value is included in assets in the accompanying consolidated balance sheets. The Company reviews the financial strength of the insurance carriers on an annual basis.

Income Taxes

        The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The valuation allowance related to deferred tax assets is recognized when in management's judgment, it is more likely than not, all, or a portion of, such deferred tax assets will not be realized.

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

Stock-Based Compensation

        The Company applies APB Opinion No. 25 in accounting for stocks options which measures compensation cost for stock-based compensation plans as the difference between the exercise price of options granted and the fair market value of the Company's stock at the grant date. This generally does not result in any compensation charges to earnings. Below, the Company discloses pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period. This is required by SFAS No. 123, as amended by SFAS No. 148, for all companies that elect to continue using APB Opinion No. 25 for stock option grants.

        Had the Company applied SFAS No. 123, as amended by SFAS No. 148, in accounting for its stock option grants, net income and EPS (basic and diluted) would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except for per share)
Net income:
As reported	$29,543	$36,608	$30,967
Pro forma	29,091	36,128	30,506
Basic EPS:
As reported	$1.24	$1.60	$1.32
Pro forma	1.22	1.58	1.30
Diluted EPS:
As reported	$1.21	$1.57	$1.31
Pro forma	1.20	1.55	1.29

        The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model with the following valuation assumptions:

	2003	2002	2001
Expected volatility	22%	35%	35%
Risk-free interest rate	3.6%	4.2%	5.0%
Expected annual forfeitures	5%	5%	5%
Expected dividend yield	2.5%	2.5%	2.5%
Expected life of options	7 years	7 years	7 years

        The weighted average fair value of stock options granted in 2003, 2002 and 2001, based on the above assumptions, was $4.66, $6.64, and $5.29 per share, respectively.

Comprehensive Income

        Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-stockholder sources. It includes all changes in equity during a period except those resulting from investments by and distributions to stockholders.

The following table shows the components of other comprehensive income for the years ended December 31:

	December 31,
	2003	2002	2001
	(In thousands)
Net income	$29,543	$36,608	$30,967
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period, Net of tax of $361, $3,152, and $1,696 for 2003, 2002 and 2001, respectively	1,143	4,619	2,804
Reclassification adjustment for (gains) losses included in net income, net of taxes of $754, $(97) and $35, for 2003, 2002 and 2001, respectively	(1,401)	180	(64)

Other comprehensive income, net	(258)	4,799	2,740

Comprehensive income	$29,285	$41,407	$33,707

Reclassifications

        Certain reclassifications have been made to the prior year financial statements to conform to the 2003 presentation. Such reclassifications have no effect on previously reported net income.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Prior to the implementation of FIN46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of the voting interest in the entity. The provisions of FIN 46 were effective immediately. In October 2003, the FASB agreed to defer the effective date of FIN 46 for VIEs to allow time for certain implementation issues to be addressed. On December 24, 2003, the FASB released its latest interpretation (FIN 46R) of the appropriate accounting treatment for VIEs, which in part, specifically addresses limited purpose trusts formed to issue trust preferred securities. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 8.50% and 6.65%, respectively, without penalty.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified, concluding that financial instruments with both characteristics are to be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries which have been indefinitely deferred from the scope of the statement.

        The Company adopted FIN 46R and SFAS No. 150 effective December 31, 2003, and the effect was to de-consolidate the two subsidiary trusts (SCTI and SCTII) and move the mandatorily redeemable preferred securities directly to the parent company balance sheet under the caption "junior subordinated debentures." In addition, the minority interest expense on the trust preferred securities was moved from the mezzanine debt to interest expense on borrowings. The Company retroactively applied this ruling to previously released financial information. Therefore, the prior year's earnings and the three quarters of 2003 were adjusted to reflect SFAS No. 150 to ensure consistency for all years presented in the consolidated financial statements.

(2)    ACQUISITIONS

        On October 21, 2003, the Company announced the execution of a definitive agreement to acquire Abington Bancorp, Inc. (Abington) and its wholly-owned subsidiary Abington Savings Bank, a state-chartered savings bank with 17 banking offices in the southeastern metropolitan Boston area. The merger agreement is subject to a number of conditions, including regulatory approval and the approval of the stockholders of Abington. In accordance with SFAS No. 142, this transaction will be accounted under the purchase method of accounting and goodwill of approximately $94 million is expected to be recognized. As of December 31, 2003, Abington had total assets of approximately $815 million, primarily in investments available for sale and residential loans while deposits totaled approximately $650 million. A special meeting of the stockholders of Abington is scheduled to be held on March 25, 2004. It is anticipated that the transaction will be completed in the second quarter of 2004. For further information on the terms of the merger agreement, see Part 1, Item 1, "Acquisitions."

        On May 31, 2003, the Company completed the acquisition of Bay State Bancorp, Inc. (Bay State) and its wholly owned banking subsidiary, Bay State Federal Savings Bank. The acquisition was accounted for as a purchase and, as such, was included in the results of operations from the date of acquisition. The table below summarizes the acquisition.

        On December 31, 2000, the Company completed its acquisition of Home Port, the holding company for Nantucket Bank, a three branch savings bank located on Nantucket Island, Massachusetts with total assets of approximately $341 million. The acquisition was accounted for under the purchase method of accounting and goodwill totaled $36.3 million.

  (Dollars and shares in millions)

Bay State Balance at Acquisition Date		Transaction Related Items
Assets	Equity	Goodwill	Other Identifiable Intangibles	Cash Paid	Shares Issued	Total Purchase Price
$579.2	$48.8	$82.6	$6.9	$61.0	3.5	$135.5

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for Bay State at the date of acquisition.

(In thousands)
Assets:
Investments	$27,415
Loans, net	511,651
Premises and equipment	4,789
Goodwill	82,582
Other Intangible	6,915
Other assets	50,711

Total assets assumed	684,063

Liabilities:
Deposits	389,202
Borrowings	138,413
Other liabilities	20,988

Total liabilities assumed	548,603

Net assets acquired	$135,460

(3)    INVESTMENT SECURITIES

        The amortized cost and fair value of securities available for sale at December 31, 2003 and 2002 are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government and agency obligations	$169,207	$2,600	$—	$171,807
Corporate bonds	81,835	5,233	—	87,068
State and municipal obligations	1,580	87	—	1,667
Mortgage-backed investments	81,413	828	(1)	82,240

Total debt securities	334,035	8,748	(1)	342,782
Marketable equity securities and mutual funds	11,398	4,432	(38)	15,792

Total securities available-for-sale	$345,433	$13,180	$(39)	$358,574

	December 31, 2002
	(In thousands)
U.S. Government and agency obligations	$273,430	$7,012	$—	$280,442
Corporate bonds	90,000	4,194	(264)	93,930
State and municipal obligations	1,582	93	—	1,675
Mortgage-backed investments	37,232	1,228	(81)	38,379

Total debt securities	402,244	12,527	(345)	414,426
Marketable equity securities and mutual funds	10,755	1,965	(355)	12,365

Total securities available-for-sale	$412,999	$14,492	$(700)	$426,791

        The amortized cost and fair value of securities held to maturity at December 31, 2003 and 2002 are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
U.S. Government and agency obligations	$14,683	$322	$—	$15,005
State and municipal obligations	2,964	142	—	3,106
Mortgage-backed investments	420	21	—	441

Total securities held-to-maturity	$18,067	$485	$—	$18,552

	December 31, 2002
	(In thousands)
U.S. Government and agency obligations	$13,983	$475	$—	$14,458
State and municipal obligations	3,846	205	—	4,051
Mortgage-backed investments	892	47	—	939

Total securities held-to-maturity	$18,721	$727	—	$19,448

        Restricted equity securities are comprised primarily of stock in the Federal Home Loan Bank of Boston and are carried at par value. See Note 11 for further information.

        The maturity distribution of debt securities available for sale at December 31, 2003 is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
One year or less	$55,444	$56,252	$2,228	$2,263
Over 1 year to 5 years	166,353	172,782	14,678	15,075
Over 5 years to 10 years	41,156	41,898	887	928
Over 10 years	71,082	71,850	274	286

	$334,035	$342,782	$18,067	$18,552

        Mortgage-backed investments and collateralized mortgage obligations are shown at their contractual maturity dates, but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

        Proceeds from sales of investment securities available for sale and related gains and losses for the years ended December 31, 2003, 2002, and 2001 were as follows:

	December 31,
	2003	2002	2001
	(In thousands)
Proceeds from sales	$68,764	$45,030	$41,647
Gross gains	2,405	1,926	251
Gross losses	(114)	(1,309)	(152)
Other than temporary impairments	(136)	(894)	—

Net gains (losses)	$2,155	$(277)	$99

        The carrying amounts of callable securities included in investments available for sale and held to maturity totaled $57.7 million and $1.0 million in 2003, and $139.3 million and $1.8 million in 2002, respectively.

        At December 31, 2003, investment securities with an amortized cost of $61.9 million were pledged to secure public deposits under the Treasury, Tax and Loan program, deposits held by various municipalities and retail repurchase agreements. In addition, investment securities carried at $207.2 million were pledged under a blanket lien to partially secure the advances from the Federal Home Loan Bank (Note 11). Pledged investment securities are maintained under the Company's control.

(4)    LOANS

        The Company's lending activities are conducted principally in the greater Boston area, southeastern Massachusetts, Cape Cod and the islands of Nantucket and Martha's Vineyard and, to a lesser extent, the rest of Massachusetts and the states of Rhode Island and New Hampshire. The Company originates single-family and multi-family residential loans, commercial real estate loans, commercial loans, indirect auto loans and a variety of consumer loans. In addition, the Company originates loans for the construction of residential homes, multifamily properties, commercial real estate properties and land development.

        A significant portion of the loans originated by the Company are collateralized by real estate. The ability and willingness of single-family residential and consumer borrowers to honor their repayment commitments are generally dependent on the overall level of economic activity within the Banks' market areas and real estate values. The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments are generally dependent on the health of the real estate economic sector in the borrowers' geographic areas, the borrowers' financial condition and the economy in general.

        A summary of the loan portfolio follows:

	December 31,
	2003	2002
	(In thousands)
Real estate loans:
Residential	$1,698,693	$1,513,388
Commercial	625,670	356,610
Construction	146,762	110,166
Home equity lines of credit	96,281	67,794

Total real estate loans	2,567,406	2,047,958

Commercial loans	155,573	127,822

Consumer loans:
Indirect auto loans	831,702	770,574
Less: unearned discount	7	210

Indirect auto loans, net	831,695	770,364
Other	36,731	45,027

Total consumer loans, net	868,426	815,391

Total loans	$3,591,405	$2,991,171

        In the ordinary course of business, the Company grants loans to its executive officers, directors and related parties on substantially the same terms as loans made to unrelated borrowers. Related party loan activity for the years ended December 31, 2003 and 2002, is as follows:

	2003	2002
	(In thousands)
Balance, beginning of year	$6,931	$5,889
New loans	3,214	3,756
Payments	(1,820)	(2,714)

Balance, end of year	$8,325	$6,931

        Nonaccrual loans amounted to $14,680,000 and $14,073,000 at December 31, 2003 and 2002, respectively. There are no commitments to extend additional credit on these loans.

        The following table presents information about impaired loans:

	December 31,
	2003	2002	2001
	(In thousands)
At year-end—
Impaired loans	$9,717	$9,494	$8,149
Impaired loans with valuation allowance	7,636	8,336	6,040
Total valuation allowances (included in allowance for loan losses)	1,243	2,677	1,649
During the year—
Average balance of impaired loans	11,211	9,153	5,759
Interest income recognized on impaired loans	541	277	290

        Interest income of approximately $1,027,000 would have been recorded during 2003 on nonaccruing loans if those loans had been on a current basis in accordance with their original terms. Interest income actually recognized in 2003 on nonaccruing loans was approximately $619,000, with interest foregone on those loans of $408,000.

(5)    ALLOWANCE FOR LOAN LOSSES

        A summary of changes in the allowance for loan losses for the years ended December 31, follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Balance, beginning of year	$34,354	$29,513	$25,081
Provision for loan losses	7,871	7,247	6,175
Acquired allowance (Note 2)	6,148	—	—
Charge-offs	(6,297)	(2,960)	(2,263)
Recoveries	1,245	554	520

Balance, end of year	$43,321	$34,354	$29,513

(6)    GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) effective January 1, 2002. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement.

        As a result of adopting SFAS No. 142, the Company no longer amortizes the goodwill balance of $113.1 million, which reduces amortization of intangibles and increases net income. An initial impairment test was performed during 2002 on the goodwill associated with the Nantucket acquisition and additional impairment tests were completed in 2003. The evaluations were made using discounted future cash flows, and in each analysis, it was determined that an impairment charge was not required. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary.

        The changes in the carrying values of goodwill and other intangible assets for the years ended December 31, are as follows:

		Other Intangible Assets
	Goodwill	Core Deposit Intangibles	Other Intangibles	Total Other Intangibles
	(In thousands)
Balance, December 31, 2000	$37,467	$1,235	$98	$1,333
Recorded during the period	—	1,522	50	1,572
Adjustment of purchase accounting estimates	(1,140)	—	—	—
Amortization expense	(2,424)	(494)	(41)	(535)
Impairment recognized	—	—	—	—

Balance, December 31, 2001	$33,903	$2,263	$107	$2,370
Recorded during the period	—	—	—	—
Amortization expense	—	(724)	(82)	(806)
Impairment recognized	—	—	—	—

Balance, December 31, 2002	$33,903	$1,539	$25	$1,564
Recorded during the period	82,582	4,075	2,840	6,915
Adjustment of purchase accounting estimates	(3,347)	—	—	—
Amortization expense	—	(873)	(569)	(1,442)
Impairment recognized	—	—	—	—

Balance, December 31, 2003	$113,138	$4,741	$2,296	$7,037

Estimated amortization expense:
2004		767	955	1,722
2005		661	947	1,608
2006		619	394	1,013
2007		568	—	568
2008		538	—	538

        The components of other intangible assets follow:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core deposit intangibles	$8,499	$(3,758)	$4,741
Other intangibles	3,010	(714)	2,296

Total other intangible assets	$11,509	$(4,472)	$7,037

(7)    MORTGAGE SERVICING RIGHTS

        The following provides information about the Company's mortgage servicing rights for the years ended December 31, follows:

	December 31,
	2003	2002	2001
	(In thousands)
Balance, beginning of year	$580	$1,329	$1,170
Mortgage servicing rights capitalized	487	152	525
Amortization charged against mortgage servicing income	(370)	(595)	(366)
Impairment	(125)	(306)	—

Balance, end of year	$572	$580	$1,329

Estimated amortization expense:
2004	312
2005	260
2006	—
2007	—
2008	—

        Loans serviced for others on a non-recourse basis at December 31, 2003 and 2002 amounted to $237,012,000 and $248,983,000, respectively.

(8)    BANKING PREMISES AND EQUIPMENT

        A summary of banking premises and equipment follows:

	December 31,
			Estimated Useful Lives
	2003	2002
	(In thousands)
Land and improvements	$10,057	$9,609
Buildings and construction in progress	44,701	35,291	30 to 50 years
Property under capital lease	1,738	1,738	20 years
Leasehold improvements	4,307	3,514	8 to 10 years
Furniture and equipment	26,291	21,633	3 to 20 years

	87,094	71,785
Less-accumulated depreciation and amortization	22,749	17,840

Total banking premises and equipment	$64,345	$53,945

        Depreciation for the years ended December 31, 2003, 2002 and 2001 amounted to $5,499,000, $4,442,000, and $4,082,000, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of operations.

        During 2003, 2002 and 2001, the Company recognized net gains of $1,000, $231,000 and $372,000, respectively, upon the disposition of banking premises and equipment which are included in other noninterest income in the accompanying consolidated statements of operations.

(9)    DEPOSITS

        A summary of deposit balances follows:

	December 31,
	2003	2002
	(In thousands)
Demand deposit accounts	$275,295	$196,869
NOW accounts	302,567	294,231
Money market deposit accounts	850,126	578,788
Passbook and other savings accounts	408,885	320,528

Total noncertificate accounts	1,836,873	1,390,416

Certificates of deposit-
Certificates of $100,000 and over	308,546	285,664
Certificates less than $100,000	771,942	727,795

Total certificates of deposit	1,080,488	1,013,459

Total deposits	$2,917,361	$2,403,875

        A summary of interest expense on deposits for the years ended December 31, follows:

	December 31,
	2003	2002	2001
	(In thousands)
Now accounts	$907	$1,010	$1,378
Money market deposit accounts	9,811	10,705	10,566
Passbook and other savings accounts	3,227	4,175	4,181
Certificate of deposits	30,996	36,624	55,892

Total interest expense on deposits	$44,941	$52,514	$72,017

        A summary of the maturity distribution of certificates of deposit with weighted average interest rates follows:

	December 31,
	2003		2002
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Within 1 year	$553,503	1.70%	$702,538	2.83%
Over 1 to 3 years	331,055	3.23	233,479	4.28
Over 3 to 5 years	195,930	4.58	77,442	4.49

	$1,080,488	2.69%	$1,013,459	3.29%

(10)    SHORT-TERM BORROWINGS

        A summary of short-term borrowings follows:

	December 31,
	2003	2002	2001
	(In thousands)
Securities sold under agreements to repurchase	$43,886	$34,128	$33,854
Treasury tax and loan note account	1,841	2,000	730

Total short-term borrowings	$45,727	$36,128	$34,584

        Information concerning short-term borrowings for the years ended December 31, follows:

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Average balance during the year	$41,032	$38,339	$32,099
Maximum outstanding at month end	50,025	43,142	37,464
Weighted average rate during the year	1.03%	1.95%	3.69%
Weighted average rate at year end	1.00%	1.19%	2.48%

        The short-term borrowings outstanding as of December 31, 2003 mature within 30 days of year-end.

        The Company's available lines of credit with the Federal Home Loan Bank (FHLB) amounted to $42.5 million at December 31, 2003. The interest on borrowings under the lines of credit adjusts daily based on a formula. At December 31, 2003 and 2002, the Company had no advances outstanding under these lines.

(11)    FEDERAL HOME LOAN BANK ADVANCES

        FHLB advances are collateralized by a blanket-type pledge agreement on the Banks' FHLB stock, certain qualified investment securities, deposits at the FHLB and first mortgages on residential property. As members of the FHLB, the Banks are required to invest in stock of the FHLB at an amount equal to the greater of 1% of their outstanding first mortgage residential loans, 3% of total assets or 5% of their outstanding advances from the FHLB. When such stock is redeemed, the Banks will receive from the FHLB an amount equal to the par value of the stock. The Banks have a combined borrowing capacity at the Federal Home Loan Bank of approximately $452.0 million at December 31, 2003.

        At its discretion, the FHLB of Boston may declare dividends on this stock. Such dividends, which are included in dividends on investment securities, amounted to $1,552,000, $1,555,000, and $2,119,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        A summary of the maturity distribution of FHLB advances (based on final maturity dates) with the weighted average interest rates follows:

	December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Within 1 year	$177,268	3.59%	$230,323	4.34%	$160,587	5.16%
Over 1 to 5 years	417,964	3.40	322,868	4.29	268,939	5.11
Over 5 to 10 years	323,050	5.12	295,601	5.33	346,130	5.45
Over 10 years	8,880	7.06	10,012	6.99	11,261	6.97

	$927,162	4.07%	$858,804	4.69%	$786,917	5.30%

        At December 31, 2003, outstanding advances of $387.0 million are callable at the option of the FHLB, of which $385.0 million are callable during 2004 and $2.0 million become initially callable in 2006. The Company is generally subject to a substantial penalty upon prepayment of FHLB advances.

(12)    JUNIOR SUBORDINATED DEBENTURES

        The Company has two unconsolidated subsidiary business trusts—Seacoast Capital Trust I and Seacoast Capital Trust II—of which the Company owns all of the common securities. The trusts have no independent assets or operations and exist for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company. The junior subordinated debentures, which are the sole assets of the trusts, are unsecured obligations of the Company and generally are subordinate and junior in right of payment to all present and future indebtedness and certain other financial obligations of the Company. The principal amount of subordinated debentures held by the trust equals the aggregate liquidation amount of its trust preferred securities and its common securities. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust preferred securities. The Company unconditionally guarantees all the trust obligations under the junior subordinated debentures.

        As a result of adopting FIN 46R and SFAS No. 150 effective December 31, 2003, the effect was to de-consolidate the two trusts and move the trust preferred securities into the caption "junior subordinated debentures". In addition, the minority interest expense previously reported was moved to interest expense on borrowings.

        The following is a summary of the junior subordinated debentures outstanding as of December 31, 2003:

Name	Issuance Date	Amount	Stated Rate	Maturity Date	Call Date
	(In thousands)
Seacoast Capital Trust I	05/28/02	$59,278	8.50%	06/30/32	06/30/07
Seacoast Capital Trust II	03/27/03	15,464	6.65%	04/07/33	04/07/08

		$74,742

        The junior subordinated debentures qualify as Tier 1 capital for regulatory purposes. For information regarding the Company's regulatory ratios, see Note 15.

(13)    INCOME TAXES

        The components of the provision for income taxes and the reconciliation between the statutory federal income tax rate and the effective income tax rate for the years indicated, are as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Current expense—
Federal	$12,547	$22,002	$17,267
State	13,238	895	260

Total current expense	25,785	22,897	17,527

Deferred expense (benefit)—
Federal	2,793	(2,571)	(627)
State	872	(693)	(177)

Total deferred expense (benefit)	3,665	(3,264)	(804)

Total provision for income taxes	$29,450	$19,633	$16,723

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	15.5	0.2	(0.1)
Amortization of goodwill	—	—	1.8
Tax credits	(0.3)	(0.4)	(0.4)
Merger expenses	—	—	(0.8)
Other, net	(0.3)	0.1	(0.4)

Effective tax rate	49.9%	34.9%	35.1%

        The Company's net deferred tax asset consisted of the following tax effects of temporary differences:

	December 31,
	2003	2002
	(In thousands)
Gross deferred tax assets:
Allowance for loan losses	$18,099	$14,297
Deferred compensation and benefits	7,399	3,584
Core deposit intangible	—	1,081
Deferred income	243	374
Deferred gain on sale/leaseback	174	187
Restricted stock	261	624
Other than temporary equity writedown	343	345
Other	621	230

Subtotal	27,140	20,722

Gross deferred tax liabilities:
Unrealized gain on available-for-sale securities	(5,069)	(5,462)
REIT dividend	(2,809)	(2,809)
Gain on sale of loans	(202)	(173)
Depreciation	(1,187)	(493)
Loan fees	(765)	(808)
Purchase accounting adjustments	(6,712)	(1,286)
Core deposit intangible	(476)	—
Other	—	(46)

Subtotal	(17,220)	(11,077)

Net deferred tax asset	$9,920	$9,645

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

        At December 31, 2003, the net deferred tax asset is supported by recoverable income taxes of approximately $49.5 million. It should be noted however, that factors beyond management's control can affect levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible timing differences.

  State Tax Assessment

        On March 5, 2003, a retroactive change to Massachusetts tax law was implemented which specifically denies the deduction for dividends received from a real estate investment trust (REIT) in determining Massachusetts taxable income. The law applies retroactively to tax years ending on or after December 31, 1999. On June 24, 2003, Seacoast announced that it had entered into a settlement with the Massachusetts Department of Revenue (DOR) to pay $8.5 million ($5.5 million on an after-tax basis) representing approximately 50% of the disputed tax liability for the years affected by the retroactive tax law change. The Company had previously accrued this potential liability during the first quarter of 2003 in the amount of $11.2 million, net of taxes, while the second quarter of 2003 reflected a credit of $5.7 million resulting from the settlement with the DOR.

(14)    COMMITMENTS AND CONTINGENCIES

        Pursuant to the terms of noncancellable leases, future minimum annual rentals for both operating and capital leases at December 31, 2003 are as follows:

Years Ending December 31,	Operating Leases		Capital Lease
	(In thousands)
2004	$1,924		$205
2005	1,698		205
2006	1,568		205
2007	1,213		205
2008	971		205
Thereafter	5,602		1,844

	$12,976		2,869

		Less: interest	(1,311)

			$1,558

        Certain leases contain renewal options the potential impact of which is not included above. Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $1,859,000, $1,042,000, and $884,000, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of operations. Rental income on portions of Company owned and occupied premises totaled $152,000, $109,000, and $106,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Aggregate cash reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $46.6 million were maintained to satisfy regulatory requirements at December 31, 2003.

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

(15)    REGULATORY CAPITAL REQUIREMENTS

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2003 and 2002, the Company and the Banks met all applicable regulatory capital requirements.

        As of December 31, 2003, the most recent notification from the Federal Reserve Bank of Boston classified the Company's capital as satisfactory and the most recent notifications from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an insured depository institution must maintain minimum total capital (to risk weighted assets), Tier 1 capital (to risk weighted assets) and Tier 1 leverage capital (to average assets) as set forth in the accompanying table and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. There are no conditions or events since such notifications that management believes would have changed these classifications.

        The Company's and the Banks actual capital amounts and ratios are as follows:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
As of December 31, 2003:
Company (consolidated)—
Total capital	$376,984	12.45%	≥	$242,251	≥	8.0%		N/A		N/A
Tier 1 capital	336,915	11.13	≥	121,126	≥	4.0		N/A		N/A
Tier 1 leverage capital	336,915	7.85	≥	171,619	≥	4.0		N/A		N/A
Compass—
Total capital	$303,996	11.26%	≥	$216,057	≥	8.0%	≥	$270,071	≥	10.0%
Tier 1 capital	269,400	9.98	≥	108,028	≥	4.0	≥	162,043	≥	6.0
Tier 1 leverage capital	269,400	6.99	≥	154,193	≥	4.0	≥	192,741	≥	5.0
Nantucket Bank—
Total capital	$45,633	14.37%	≥	$25,408	≥	8.0%	≥	$31,759	≥	10.0%
Tier 1 capital	41,614	13.10	≥	12,704	≥	4.0	≥	19,506	≥	6.0
Tier 1 leverage capital	41,614	9.05	≥	18,386	≥	4.0	≥	22,982	≥	5.0
As of December 31, 2002:
Company (consolidated)—
Total capital	$363,176	14.33%	≥	$202,723	≥	8.0%		N/A		N/A
Tier 1 capital	330,674	13.05	≥	101,362	≥	4.0		N/A		N/A
Tier 1 leverage capital	330,674	8.93	≥	148,077	≥	4.0		N/A		N/A
Compass—
Total capital	$265,307	11.87%	≥	$178,780	≥	8.0%	≥	$223,475	≥	10.0%
Tier 1 capital	237,113	10.61	≥	89,390	≥	4.0	≥	134,085	≥	6.0
Tier 1 leverage capital	237,113	7.31	≥	129,808	≥	4.0	≥	162,259	≥	5.0
Nantucket Bank—
Total capital	$40,718	14.12%	≥	$23,068	≥	8.0%	≥	$28,835	≥	10.0%
Tier 1 capital	37,079	12.86	≥	11,534	≥	4.0	≥	17,301	≥	6.0
Tier 1 leverage capital	37,079	9.64	≥	15,381	≥	4.0	≥	19,227	≥	5.0

(16)    RETIREMENT AND OTHER BENEFIT PLANS

Pension Plans

        Nantucket Bank provides pension benefits for its employees through the Savings Banks Employees Retirement Association Pension Plan (Nantucket SBERA Plan). This Plan provides for benefits to be paid to eligible employees at retirement based primarily upon their years of service with Nantucket Bank and compensation level near retirement. Contributions to this Plan equal the maximum deductible amount for tax purposes. In August 2002, Nantucket Bank's Board of Directors voted to freeze benefits under the Nantucket SBERA Plan effective September 30, 2002 and, at that time,

Nantucket recognized a curtailment loss of $446,000. In October 2003, the Board of Directors of Nantucket Bank voted to terminate the Nantucket SBERA Plan.

        The following table summarizes the components of the net periodic pension cost and funded status of the Nantucket SBERA Plan for the plan years ended October 31:

	2003	2002	2001
	(In thousands)
Benefit obligation at beginning of year	$1,626	$1,929	$1,749
Service cost	—	201	153
Interest cost	110	135	135
Actuarial (gain) loss	131	(52)	109
Benefits paid	(23)	(8)	(218)
Settlements	—	—	—
Plan amendments	—	(579)	—

Benefit obligation at end of year	$1,844	$1,626	$1,929

Accumulated benefit obligation (fully vested)	$1,844	$1,238	$1,034

Change in plan assets:
Fair value of plan assets at beginning of year	$1,626	$1,614	$1,932
Actual return on plan assets	241	(163)	(204)
Contributions	—	183	104
Benefits paid	(23)	(8)	(218)
Settlements	—	—	—

Fair value of plan assets at end of year	$1,844	$1,626	$1,614

Funding status:
Transition asset	—	—	$(600)
Deferred gain (loss)	—	—	492
Accrued expense	—	—	423

Net amount recognized	$—	$—	$(315)

	2003	2002	2001
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$201	$153
Interest cost	110	110	135
Expected return on plan assets	(110)	(129)	(155)
Amortization of transition asset	—	(1)	(1)
Net amortization and deferral	—	(4)	(22)
Curtailment loss	—	446	—

Net periodic benefit cost	$—	$623	$110

Weighted average assumptions:
Discount rate	6.75%	7.00%	7.75%
Expected return on plan assets	6.75	8.00	8.00
Rate of compensation increase	n/m	5.50	5.50

        Through October 31, 1999, Compass provided basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association Pension Plan (Compass SBERA Plan). Benefits were based on an employee's years of service and annual compensation, as defined. Compass's funding policy was to contribute annually the maximum deductible amount for federal income tax purposes. During 1999, the Board of Directors voted to freeze benefits and to terminate the Compass SBERA Plan. In connection therewith, a curtailment gain of $1,472,000 was recognized in 1999 representing the difference between the estimated benefit obligation and the accumulated benefit obligation at the effective date of termination. In October 2001, all obligations of the Compass SBERA Plan were settled and a gain of $1,504,000 was recognized at that time due to previously unrecognized deferred gains.

Postretirement Benefits Other than Pensions

        Compass sponsored a postretirement life insurance plan (the Life Insurance Plan) that primarily covered pre-1996 retirees and certain other eligible employees and a postretirement medical insurance plan that covers certain retirees of the former Sandwich Bank. The Life Insurance Plan generally provides lifetime coverage to these select employees after their retirement equal to their final annual rate of pay, but not more than $50,000. The total annual expense for these postretirement benefit plans amounted to $62,000, $105,000, and $40,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the accrued liability was $643,000 and $628,000, respectively, while the accumulated postretirement benefit obligation was $777,000 and $824,000, respectively, measured using a 6.00% discount rate for 2003 and 6.50% for 2002. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (The Act) was signed into law. Since specific information regarding the accounting for this subsidy has been deferred, the accumulated postretirement benefit obligation reflected above does not include the effect of The Act and is considered to be immaterial to the results of the Company.

Supplemental Retirement Benefits

        Compass has entered into agreements with five senior officers to provide supplemental retirement benefits based on 25% of the average of the three highest years of compensation (salary and bonus) paid to the officer in the ten years immediately preceding the officer's retirement. A reduced benefit is payable if the officer retires prior to age 65, but after age 55. The present value of these future payments is being accrued over the estimated remaining terms of employment. The accrued supplemental retirement liability was $2,331,000 and $2,069,000 at December 31, 2003 and 2002, respectively. The agreements are being funded through a life insurance program with policy benefits accruing to the Bank. The cash surrender value of the policies is $2,372,000 and $2,166,000 at December 31, 2003 and 2002, respectively, and is included in bank owned life insurance in the accompanying consolidated balance sheets.

        Compass has agreed to calculate each year the additional amount that would need to be accrued in order to result in the executive annually receiving 70% of the average of the three highest years of the compensation paid to the officer in the ten years of employment immediately preceding the officer's retirement from a combination of the Bank's former defined benefit plan, the 25% supplemental retirement benefit, the employer contribution to the executive's 401(k) plan, the ESOP, social security and any supplemental funding. This amount, if any, is added to the executive's account under the deferred compensation plan.

        In August 2002, the Board of Directors of Nantucket Bank voted to establish a supplemental executive retirement plan for three of its executive officers. The plan will generally provide a retirement benefit, payable for 15 years, equal to 60% (70% in the case of the President) of the officer's final three-year average earnings, proportionately reduced if the officer has less than 20 years of service at the time of separation, and subject to certain offsets based upon the officer's social security benefits and other retirement benefits provided to the officer by Nantucket Bank.

        Net expense for the supplemental retirement benefits for the years ended December 31, 2003, 2002 and 2001, amounted to $452,000, $260,000, and $309,000, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of operations.

Incentive Compensation Plan

        Each of the Banks maintains a bonus plan providing for awards based on a combination of corporate and individual performance objectives being met, subject to the approval of the Board of Directors. Amounts charged to operations under the bonus plans amounted to $2,099,000, $1,468,000, and $1,753,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

401(k) Plan

        The Banks offer a 401(k) retirement savings plan for employees. Participating employees may generally contribute up to 75% of their W-2 compensation, subject to limits established by the IRS. The Banks match 50% of a participant's deferral contribution on the first 6% of the deferral amount subject to the maximum allowable under federal regulations. Since November 1999, the Compass plan has included a 3% automatic contribution for all eligible participants while Nantucket Bank has amended its 401(k) Plan to include a 3% automatic contribution for all eligible participants effective

January 1, 2003. Total 401(k) expense totaled $1,414,000, $1,093,000 and $1,097,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

ESOP

        In connection with its conversion from mutual-to-stock form and initial public offering, the Company established the Compass Bank for Savings Employee Stock Ownership Plan ("ESOP") which acquired 1,120,000 of the Company's shares at a price of $10 per share. The purchase of the shares by the ESOP was funded by a loan of $11,200,000 from the Company. The loan is being repaid in 80 equal quarterly installments with interest at a fixed rate of 7.75% and is secured by the unallocated shares of the ESOP. The ESOP covers substantially all of Compass's employees who have attained the age of 21, one year of service and completed at least 1,000 hours of service. Since the beginning of 2002, the ESOP has covered the qualifying employees at Nantucket Bank.

        ESOP expense is based on the market value of the Company's common stock at the time shares are allocated to employees, which differs from the $10 cost of those shares. Such changes in market value impact the Company's results of operations but have no impact on total stockholders' equity. ESOP expense for the years ended December 31, 2003, 2002 and 2001 amounted to $1,048,000, $1,014,000, and $828,000, respectively.

        At December 31 2003 and 2002, shares held by the ESOP in suspense and released on an annual basis totaled 834,697 and 890,343, respectively. The fair value of all unallocated ESOP shares was $22,846,000 and $17,816,000 at December 31, 2003 and 2002, respectively. Dividends on ESOP shares are charged to retained earnings and ESOP shares committed to be released are considered outstanding in determining earnings per share.

Other

        The former Sandwich Bank, acquired in December 1998, maintained certain employee and director benefit programs, including a directors deferred compensation plan and supplemental executive retirement plans, which have been discontinued. Included in accrued expenses and other liabilities are $3,168,000 and $3,196,000, at December 31, 2003 and 2002, respectively, for such plans. Offsetting these accrued liabilities are assets that have been segregated from the operations of the Bank and totaled $3,293,000 and $3,145,000, at December 31, 2003 and 2002, respectively. The net expense incurred by the Company totaled $105,000, $192,000, and $198,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Executive Officer Employment Agreements

        The Company has entered into employment agreements with the President and Chief Executive Officer and four other senior executives. The employment agreements generally provide for the continued payment of specified compensation and benefits for two or three years, as applicable, and provide payments for the remaining term of the agreement after the officers are terminated, unless the termination is for "cause" as defined in the employment agreements. The agreements also provide for payments to the officer upon voluntary or involuntary termination of the officer following a change in control, as defined in the agreement. In addition, both Banks have entered into change of control agreements with certain other senior officers which provide for payments to the officer under certain circumstances, after a change of control, as defined in their agreements.

(17)    STOCK INCENTIVE PLANS

        In May 2003, the shareholders of the Company approved the 2003 Stock Incentive Plan (the 2003 Plan) for the benefit of officers, employees and directors. The maximum number of shares of common stock issuable under the Stock Incentive Plan is 1,100,000 (subject to adjustment upon the certain changes in the capitalization of the Company). The 2003 Plan authorizes the grant of options to purchase common stock which are intended to be either incentive stock options (as defined in the Internal Revenue Code) or options that do not so qualify (non-qualified options).

        Incentive stock options shall have an exercise price that is not less than the fair market value of the Company's stock at the date of grant and shall not be exercisable more than ten years after the date of grant. All incentive stock options and non-qualified options shall vest and become exercisable based on the determination of the Compensation Committee. Stock options issued to date become exercisable at a rate of 20% per year. In the event of a change in control, all unexercisable grants automatically accelerate their vesting period.

        In 1999, the Company adopted the 1999 Stock Incentive Plan (the 1999 Plan) for officers, employees and directors. The maximum number of shares of common stock issuable under the 1999 Plan is 1,960,000 (subject to adjustment upon the occurrence of a stock dividend, stock split or similar change in capitalization affecting the Company's common stock). Of this number, up to 560,000 shares are issuable in connection with "conditioned stock awards." A conditioned stock award is an award entitling the recipient to acquire, at no cost or for a purchase price to be determined by the Compensation Committee, shares of common stock subject to restrictions and conditions determined at the date of grant. Conditions may be based on continuing employment and/achievement of performance goals. The remaining 1,400,000 shares may be either incentive stock options (as defined in the Internal Revenue Code) or options that do not so qualify (non-qualified options).

        In July 1999, conditioned stock awards of 560,000 shares were approved for a group of officers and directors. Under the terms of the awards, there is no cost to the recipient for the shares, which vest annually over a five year period conditioned on continued employment with the Company. Shares that do not vest are forfeited and are returned to the Company. Upon the event of death, a recipient's shares become fully vested. While the shares issued under this conditioned stock award are outstanding, recipients have both voting and dividend rights in such shares.

        The total compensation cost of $6,370,000 for the conditioned stock award was determined at the award date since both the number of shares and price to be paid (zero) were known. The cost, adjusted for any forfeiture and accelerated vesting, is being amortized ratably over five years when all risks of forfeiture have passed. Forfeitures will be recognized as a reduction of compensation cost in the period in which they occur. No forfeitures relating to the conditioned stock awards have occurred since the award date. For the years ended December 31, 2003, 2002 and 2001, the Company expensed $1,274,000, $1,249,000 and $1,249,000, respectively, in connection with its conditioned stock award grants.

        Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2000	1,278,000	$11.375
Granted	90,000	15.240
Exercised	(28,000)	11.375
Forfeited	(7,000)	11.375

Balance, December 31, 2001	1,333,000	11.636

Granted	30,000	20.025
Exercised	(31,750)	11.375
Forfeited	(2,000)	11.375

Balance, December 31, 2002	1,329,250	11.832

Granted	172,500	21.708
Exercised	(100,400)	11.486
Forfeited	(10,500)	15.775

Balance, December 31, 2003	1,390,850	$13.052

Shares reserved for future grants	998,250

        The range of per share prices for outstanding and exercisable stock options at December 31, 2003 are as follows:

Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$11.328-$14.160	1,108,850	5.3	$11.375	872,050	$11.375
$14.161-$16.992	74,500	7.5	14.890	29,800	14.890
$16.993-$19.824	20,000	8.3	18.408	5,000	18.136
$19.825-$22.656	137,500	9.5	20.219	3,000	21.190
$22.657-$25.488	45,000	9.9	25.350	—	—
$25.489-$28.320	5,000	10.0	28.320	—	—

	1,390,850	6.0	$13.052	909,850	$11.560

(18)    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

        Off-balance sheet financial instruments whose contract amounts present credit risk included the following:

	December 31,
	2003	2002
	(In thousands)
Unadvanced lines on commercial loans	$73,508	$72,513
Unadvanced lines on home equity and reserve lines of credit	98,192	73,221
Firm commitments to originate loans	126,196	170,133
Unadvanced construction loans	83,089	56,191
Standby letters of credit	1,866	2,564

        Commitments to originate loans unadvanced lines of credit and unadvanced portion of construction loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily require future cash requirements. Management evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of the credit is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial real estate.

        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2003, the maximum potential exposure amount of future payments is $1.9 million. The collateral obtained is determined based upon management's credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income producing real estate. The fair value of the guarantees totaled $14,000 at December 31, 2003.

        Forward commitments to sell residential mortgage loans are contracts which the Company enters into for the purpose of reducing the market risk associated with originating loans for sale. Risks may include the possible inability of the Company to originate loans to fulfill the contracts.

(19)    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The fair values for FHLB advances and junior subordinated debentures are determined by discounting the anticipated future cash payments using rates currently available for advances with similar terms and remaining maturities. For other borrowings, the carrying amount approximates fair value due to the short maturity of those instruments.

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

        Certain items are excluded from disclosure requirements, including banking premises and equipment, the value of mortgage servicing rights, the intangible value inherent in deposit relationships (i.e. core deposits), leases and pension benefit obligations, among others. Accordingly, the aggregate fair value amounts presented in the accompanying table do not include all data integral to a full assessment of the Company's financial position and the market value of its net assets.

        A summary of the estimated fair values of the Company's financial instruments follows:

	December 31,
	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$134,326	$134,326	$109,223	$109,223
Federal funds sold	21,123	21,123	11,056	11,056
Short-term investments	10,000	10,000	—	—
Investment securities	432,264	432,749	489,755	490,482
Loans held-for-sale	2,624	2,684	6,183	6,255
Total loans, net	3,548,084	3,626,905	2,956,817	3,082,887
Financial liabilities:
Deposits (with no stated maturity)	1,836,873	1,836,873	1,390,416	1,390,416
Certificates of deposit	1,080,488	1,093,536	1,013,459	1,014,924
Short-term and other borrowings	47,424	47,424	37,900	37,900
FHLB advances	927,162	976,376	858,804	903,501
Junior subordinated debentures	74,742	94,760	59,278	68,180

(20)    CONDENSED PARENT COMPANY INFORMATION

        The condensed unconsolidated financial statements of the Parent Company follow:

	December 31,
	2003	2002
	(In thousands)
BALANCE SHEETS
ASSETS:
Due from banks (primarily at Compass)	$10,705	$9,713
Investment securities available-for-sale	5,151	3,011
Residential loans, net	4,153	11,232
Investment in subsidiaries	440,928	345,121
Other assets	6,929	13,646

Total assets	$467,866	$382,723

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accrued expenses and other liabilities	$1,763	$687
Amounts payable to subsidiaries	504	3,270
Junior subordinated debentures	74,742	59,278
Stockholders' equity	390,857	319,488

Total liabilities and stockholders' equity	$467,866	$382,723

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
STATEMENTS OF OPERATIONS
INCOME:
Interest and dividends on investment securities	$316	$174	$130
Interest on loans	499	236	—
Dividends from subsidiaries	57,000	16,000	16,000
Gains on sales of investment securities	1,356	1,363	—
Other	45	17	40

Total income	59,216	17,790	16,170

PROVISION FOR LOAN LOSSES	36	12	—
EXPENSE:
Interest expense	5,924	2,939	—
Other noninterest expense	2,029	1,348	1,563

Total expense	7,953	4,287	1,563

Income before income taxes and equity in undistributed net income of subsidiaries	51,227	13,491	14,607
PROVISION (BENEFIT) FOR INCOME TAXES	(2,044)	(622)	(451)

Income before equity in undistributed net income of subsidiaries	53,271	14,113	15,058
EQUITY IN UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES	(23,728)	22,495	15,909

Net income	$29,543	$36,608	$30,967

        The Parent Company's statements of changes in stockholders equity are identical to the consolidated statements of changes in stockholders' equity and therefore are not presented here.

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,543	$36,608	$30,967
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	36	12	—
Gain on sales of investments available for sale	(1,356)	(1,363)	—
Net amortization	155	(83)	(3)
Stock-based compensation	262	237	237
Equity in undistributed earnings of subsidiaries	23,728	(22,495)	(15,909)
Net (increase) decrease in other assets	(873)	(2,797)	449
Net increase (decrease) in other liabilities, net	(213)	(77)	(191)
Net (increase) decrease in amounts payable to subsidiaries	(4,096)	3,270	—

Net cash provided by operating activities	47,184	13,312	15,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Home Port Bancorp, Inc., net	—	—	(111)
Acquisition of Bay State Bancorp, Inc., net	(37,212)	—	—
Investment in subsidiaries	—	(25,000)	—
Purchase of securities available for sale	(923)	(516)	(87)
Proceeds from sales of investments available for sale	2,006	2,680	—
Purchase of loans	—	(12,170)	—
Net decrease in loans	6,990	927	—

Net cash used in investing activities	(29,139)	(34,079)	(198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subordinated debentures	14,550	57,500	—
Exercise of stock options	1,062	337	320
Tax benefit of stock option and award transactions, net	770	725	63
Repurchase of common stock	(22,546)	(21,185)	(10,492)
Stock award reimbursement by Compass	1,011	1,012	1,012
Cash dividends	(11,900)	(9,719)	(8,089)

Net cash provided by (used in) financing activities	(17,053)	28,670	(17,186)

Net increase (decrease) in due from banks	992	7,903	(1,834)
DUE FROM BANKS BEGINNING OF YEAR	9,713	1,810	3,644

DUE FROM BANKS END OF YEAR	$10,705	$9,713	$1,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	—	$150	$300

Interest expense on borrowed funds	$5,924	$2,939	—

(21)    STOCKHOLDERS' EQUITY

Stock Conversion

        As part of the conversion from mutual to stock form in 1998 (the "Conversion"), the Company established a liquidation account in an amount equal to its net worth as of May 31, 1998. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at Compass after the Conversion. The liquidation account is reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases do not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder is entitled to receive balances for accounts then held.

Stock Repurchase Programs

        Since 1999, the Board of Directors has authorized the Company to repurchase shares of common stock in the open market to meet the anticipated needs of stock awards and stock options issued in connection with the Stock Incentive Plan. On five separate occasions, the Board of Directors, with the approval of the Commissioner of Banks, has authorized the Company to repurchase up to an additional 7,280,496 shares in the open market. The Board of Directors delegated to the discretion of senior management the authority to determine the timing of the repurchase programs' commencement, the timing of subsequent repurchases and the prices at which repurchases will be made. The most recent stock repurchase program was authorized in August 2003 with the approval of the Board of Directors.

        As of December 31, 2003, the Company had repurchased 5,109,037 shares of its common stock under these stock repurchase programs at a total cost of $78.8 million, for an average cost of $15.43 per share. An additional 2,171,459 shares remain available to be repurchased under the authorized limits. Due to the previously announced merger with Sovereign Bancorp Inc., the Company has no intention to make further purchases under the most recently announced stock repurchase plan. See the table below for information regarding stock repurchase activity during 2003.

Month of Purchase	Shares Purchased	Cost	Average Price	Open Market	Compliance With Safe Harbor Rules
(In thousands)
March 2003	285,000	$5,380	$18.88	Yes	Yes
June 2003	63,725	1,309	20.54	Yes	Yes
August 2003	485,000	10,028	20.68	Yes	Yes
September 2003	270,000	5,830	21.59	Yes	Yes

Total	1,103,725	$22,547	$20.43

Dividend Reinvestment and Stock Purchase Plan

        In October 1999, the Board of Directors authorized a Dividend Reinvestment and Stock Purchase Plan (the Plan) for up to 500,000 shares of common stock. Stockholders owning 100 or more shares are eligible to enroll and may reinvest part or all of their cash dividends. Participants may also make optional cash payments from $100 to a maximum of $5,000 per quarter to purchase additional shares of common stock. This Plan commenced upon the Board's declaration of the Company's quarterly cash dividend in January 2000. The Company has directed its agent to acquire shares in open market transactions to meet the needs of this Plan. As of December 31, 2003, approximately 107,000 shares were held by the Plan.

(22)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2003 and 2002.

	2003					2002
	Fourth Quarter	Third Quarter	Second Quarter		First Quarter	Fourth Quarter	Third Quarter	First Quarter	Second Quarter
	(Dollars in thousands, except for per share mounts)
Interest income	$57,581	$59,427	$55,344		$53,534	$54,778	$55,070	$54,036	$53,200
Interest expense	22,609	23,684	23,325		22,537	23,176	24,038	23,795	24,405

Net interest income	34,972	35,743	32,019		30,997	31,602	31,032	30,241	28,795

Provision for loan losses	1,500	2,197	2,087		2,087	1,862	1,850	2,000	1,535
Other noninterest income	6,129	4,711	4,466		3,584	3,332	3,557	3,621	3,205
Noninterest expense	23,446	21,681	20,270		20,360	19,051	18,462	17,495	16,889

Income before income taxes	16,155	16,576	14,128		12,134	14,021	14,277	14,367	13,576
Provision for income taxes	6,524	6,901	838	(1)	15,187 (1)	4,829	5,019	5,083	4,702

Net income (loss)	$9,631	$9,675	$13,290		$(3,053)	$9,192	$9,258	$9,284	$8,874

Earnings (loss) per share:
Basic	$0.39	$0.38	$0.57		$(0.14)	$0.41	$0.41	$0.40	$0.39
Diluted	0.38	0.38	0.56		(0.13)	0.40	0.40	0.39	0.38
Cash dividends per share	0.13	0.13	0.12		0.12	0.11	0.11	0.10	0.10

(1)
Refer to Note 13 regarding the tax impact of the REIT settlement with the Massachusetts DOR. The first quarter 2003 impact was $11.2 million in additional taxes and the second quarter 2003 reflected a credit of $5.7 million.

(23)    SUBSEQUENT EVENT

       On January 26, 2004, the Company announced that it had entered into a definitive agreement with Sovereign Bancorp, Inc. (Sovereign) pursuant to which it would be acquired by Sovereign. Sovereign is headquartered in Philadelphia, Pennsylvania and the parent company of Sovereign Bank, a $43 billion financial institution with approximately 530 community banking offices, nearly 1,000 ATMs and 8,000 employees. Sovereign operates in the states of Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania and Rhode Island and is among the 25 largest banking institutions in the United States. The merger is subject to regulatory approvals and the approval of the Company's stockholders. The transaction is expected to close in the third quarter of 2004. For further information on the terms of the merger agreement, see Part 1, Item 1 "Pending Acquisition of the Company by Sovereign Bancorp, Inc."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer, our Chief Financial Officer and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

        (b)    Changes in Internal Controls Over Financial Reporting.    There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2003 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

        However, as previously disclosed, late in Seacoast's second fiscal quarter June 30, 2003, Compass Bank converted to a new electronic data processing (EDP) system and made a significant acquisition, both of which are relevant to Seacoast's internal control over financial reporting. Seacoast changed its entire EDP system to the Fiserv, Inc. platform on May 23, 2003. Following a successful data processing conversion, Seacoast encountered some processing issues which it did not consider unexpected for an EDP conversion of this magnitude. At December 31, 2003, Compass Bank expensed $175,000 (recorded as other operating expenses) related to differences in certain general ledger accounts that exceeded ninety days. Management believes that all material processing issues have been identified and resolved.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information required by Item 10 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2004 Annual Meeting of Stockholders of the Company.

Item 11.    Executive Compensation

        Information required by Item 11 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2004 Annual Meeting of Stockholders of the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        Information required by Item 12 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2004 Annual Meeting of Stockholders of the Company.

Item 13.    Certain Relationships and Related Transactions

        Information required by Item 13 of this Form is incorporated by reference herein from the Company's Proxy Statement related to the 2004 Annual Meeting of Stockholders of the Company.

Item 14.    Principal Accounting Fees and Services

        Information required by Item 14 of this Form is incorporated by reference herein from the Company's Proxy Statement related to the 2004 Annual Meeting of Stockholders of the Company.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.	Financial Statements: All financial statements are included in Item 8 of Part II to this report.
2.	Financial Statement Schedules: All financial statement schedules have been omitted because they are either not required, not applicable or are included in the consolidated financial statements or related notes.
3.	Exhibits:
2.1	Agreement and Plan of Merger, dated as of December 19, 2002 by and between Seacoast Financial Services Corporation, Seacoast Merger Sub, Inc. and Bay State Bancorp, Inc.	h
2.2	Agreement and Plan of Merger, dated as of October 20, 2003, by and between Seacoast Financial Services Corporation, Coast Merger Sub Corporation and Abington Bancorp Inc.	j
2.3	Agreement and Plan of Merger, dated as of January 26, 2004, by and between Sovereign Bancorp, Inc. and Seacoast Financial Services Corporation	l
3.1	Restated Articles of Organization of Seacoast Financial Services Corporation	c
3.2	By-Laws of Seacoast Financial Services Corporation
4	Specimen certificate for the common stock of Seacoast Financial Services Corporation	b
4.2	Form of 8.50% Junior Subordinated Debenture of Seacoast Financial Services Corporation	f
4.3	Form of Preferred Security of Seacoast Capital Trust I (incorporated by reference to Exhibit D to Exhibit 10.23 hereof)	f

10.1*	Form of Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and Kevin G. Champagne	a
10.2*	First Amendment, dated as of December 4, 2003, to Employment Agreement dated as of November 20, 1998 by and among Seacoast Financial Services Corporation, Compass Bank for Savings and Kevin G. Champagne	k
10.3*	Form of Employment Agreements by and among Seacoast Financial Services Corporation, Compass Bank for Savings and certain officers of Compass Bank for Savings	a
10.4*	Form of Employment Agreements by and among Seacoast Financial Services Corporation, Compass Bank for Savings and each of Carolyn A. Burnham, John D. Kelleher, Francis S. Mascianica, Jr. and Arthur W. Short	a
10.5*	Form of First Amendment to Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and each of Carolyn A. Burnham, John D. Kelleher, Francis S. Mascianica, Jr. and Arthur W. Short	k
10.6*	Form of Change in Control Agreements by and among Seacoast Financial Services Corporation, Compass Bank for Savings and each of Kevin Champagne and certain officers of Compass Bank for Savings	a
10.7*	Form of Change in Control Agreements by and among Seacoast Financial Services Corporation, Compass Bank for Savings and certain officers of Compass Bank for Savings	a
10.8*	Form of Executive Salary Continuation Agreements as Amended and Restated made and entered into by and between Compass Bank for Savings and each of Kevin G. Champagne, Arthur W. Short, John D. Kelleher and Francis S. Mascianica	k
10.9*	Executive Salary Continuation Agreement dated as of December 4, 2003 by and between Compass Bank for Savings and Carolyn A. Burnham	k
10.10*	Employment Agreement dated as of October 20, 2003 by and among Seacoast Financial Services Corporation, Compass Bank for Savings and James P. McDonough	k
10.11*	First Amendment dated as of December 4, 2003 to Employment Agreement dated as of October 20, 2003 by and among Seacoast Financial Services Corporation, Compass Bank for Savings and James P. McDonough	k
10.12*	Change of Control Agreement dated as of October 20, 2003 by and among Seacoast Financial Services Corporation, Compass Bank for Savings and James P. McDonough	k
10.13*	Payments and Waiver Agreement by and among Seacoast Financial Services Corporation, Bay State Bancorp, Inc., Bay State Federal Savings Bank and John F. Murphy	h
10.14*	Payments and Waiver Agreement by and among Seacoast Financial Services Corporation, Bay State Bancorp, Inc., Bay State Federal Savings Bank and Denise Renaghan	h
10.15*	Consulting and Non-Competition Agreement between Seacoast Financial Services Corporation and John F. Murphy	h
10.16*	Non-Competition Agreement between Seacoast Financial Services Corporation and Denise Renaghan	h
10.17*	Seacoast Financial Services Corporation 1999 Stock Incentive Plan	d
10.18*	Seacoast Financial Services Corporation 2003 Stock Incentive Plan	i
10.19*	Compass Bank for Savings January 2000 Incentive Compensation Plan	e
10.20*	Compass Bank for Savings Executive Deferred Compensation Plan	a
10.21*	Rabbi Trust for Compass Bank for Savings Executive Deferred Compensation Plan	a
10.22*	Seacoast Financial Services Corporation Merger Severance Benefit Plan as of December 4, 2003	k
10.23*	Seacoast Financial Services Corporation ESOP Restoration Plan as of December 4, 2003	k
10.24*	Compass Bank for Savings Executive Savings Plan as Amended and Restated as of December 1, 2003	k

10.25*	Trust Agreement, made as of December 18, 1992, by and between Compass Bank for Savings and Shawmut Bank, N.A.	a
10.26**	Data Service Agreement with FISERVE	g
10.27*	Sandwich Co-Operative Bank 1992 Directors Deferred Compensation Plan	b
10.28	Amended and Restated Trust Agreement of Seacoast Capital Trust I dated May 31, 2002 among Seacoast Financial Services Corporation, State Street Bank and Trust Company, Christiana Bank and Trust Company, the Administrative Trustees named therein and the Several Holders of the Trust Securities	f
10.29	Guarantee Agreement dated May 31, 2002 between Seacoast Financial Services Corporation and State Street Bank and Trust Company	f
10.30	Agreement as to Expenses and Liabilities dated May 31, 2002 between Seacoast Financial Services Corporation and Seacoast Capital Trust I (incorporated by reference to Exhibit C to Exhibit 10.27 hereof)	f
10.31	Junior Subordinated Indenture dated May 31, 2002 between Seacoast Financial Services Corporation and State Street Bank and Trust Company	f
10.32*	Amendment agreement dated as of October 20, 2003 by and among Seacoast Financial Services Corporation, Abington Bancorp Inc., Abington Savings Bank and James P. McDonough	k
10.33*	Amendment agreement dated as of October 20, 2003 by and among Seacoast Financial Services Corporation, Abington Bancorp Inc., Abington Savings Bank and Kevin M. Tierney	k
11	A statement regarding earnings per share is included in Item 8, Note 1, of this Form 10-K
14	Code of Ethics and Business Conduct Policy
21	Subsidiaries (See Item 1 of Part I to this Form 10-K)
23	Consent of KPMG LLP
31.1	Certification by Kevin G. Champagne, Chief Executive Officer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Francis S. Mascianica, Chief Financial Officer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification required by section 906 of the Sarbanes-Oxley Act of 2002

*
Management compensatory plan or arrangement.

**
Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

a
Incorporated by reference to the Company's Registration Statement on Form S-1 (333-52889), filed with the SEC under the Company's prior name, "The 1855 Bancorp", on May 15, 1998.

b
Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-52889), filed with the SEC under the Company's prior name, "The 1855 Bancorp", on August 14, 1998.

c
Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the SEC on November 18, 1998.

d
Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the SEC on April 16, 1999.

e
Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2000.

f
Incorporated by reference to the Company's current report on Form 10-Q for the second quarter of 2002, filed with the SEC on August 14, 2002.

g
Incorporated by reference to the Company's current report on Form 10-Q for the third quarter of 2002, filed with the SEC on November 14, 2002.

h
Incorporated by reference to the Company's current report on Form 8-K filed with the SEC on December 23, 2002.

i
Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed with the SEC on April 15, 2003.

j
Incorporated by reference to the Company's current report on Form 8-K filed with the Commission on October 27, 2003.

k
Incorporated by reference to the Company's Registration Statement on Form S-4 (333-111415) filed with the SEC on December 19, 2003 and as amended on February 13, 2004.

l
Incorporated by reference to Sovereign Bancorp, Inc.'s current report on Form 8-K filed with the January 28, 2004.

(b)
Reports on Form 8-K:

•
Form 8-K dated October 27, 2003 filed under Items 5 and 7 whereby Seacoast announced that it entered into a definitive agreement to acquire Abington Bancorp Inc.

•
Form 8-K dated October 23, 2003 furnished under Items 12 and 7 whereby Seacoast announced its third quarter 2003 earnings

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 11, 2004	SEACOAST FINANCIAL SERVICES CORPORATION
	By:	/s/ KEVIN G. CHAMPAGNE Kevin G. Champagne President and Chief Executive Officer
	By:	/s/ FRANCIS S. MASCIANICA, JR. Francis S. Mascianica, Jr. Treasurer, as Principal Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ KEVIN G. CHAMPAGNE Kevin G. Champagne	President, Chief Executive Officer and Director	March 11, 2004
/s/ HOWARD C. DYER, JR. Howard C. Dyer, Jr.	Director	March 11, 2004
/s/ MARY F. HEBDITCH Mary F. Hebditch	Director	March 11, 2004
/s/ THORNTON P. KLAREN, JR. Thornton P. Klaren, Jr.	Director	March 11, 2004
/s/ J. LOUIS LEBLANC J. Louis LeBlanc	Director	March 11, 2004
/s/ FREDERIC D. LEGATE Frederic D. Legate	Director	March 11, 2004

/s/ REALE J. LEMIEUX Reale J. Lemieux	Director	March 11, 2004
/s/ JOHN F. MURPHY John F. Murphy	Director	March 11, 2004
/s/ PHILIP W. READ Philip W. Read	Director	March 11, 2004
/s/ DENISE M. RENAGHAN Denise M. Renaghan	Director	March 11, 2004
/s/ CARL RIBEIRO Carl Ribeiro	Director	March 11, 2004
/s/ JOSEPH H. SILVERSTEIN Joseph H. Silverstein	Director	March 11, 2004
/s/ GERALD H. SILVIA Gerald H. Silvia	Director	March 11, 2004

QuickLinks

PART I
PART II
Independent Auditors' Report
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share amounts)
SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003
PART III
PART IV