Form 10-K/A
period 2003-12-31
SEACOAST FINANCIAL SERVICES CORP
filed 2004-04-29
CIK 1061692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price on June 30, 2003, the last day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq National Market, was $503,656,076.  Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☒ Yes  ☐ No

As of March 1, 2004, 25,904,880 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

The following items are included herein:  Items 10, 11, 12, 13, 14 and 15.

Explanation for this Amendment:

The Annual Report on Form 10-K of Seacoast Financial Services Corporation  (the “Company”) for the Company’s fiscal year ended December 31, 2003 (the “2003 Form 10-K”) is being amended hereby to include the items listed below:

The Company’s 2003 Form 10-K, as originally filed with the Securities and Exchange Commission (the “Commission”) on March 12, 2004, incorporated into such form the information required by Items 10, 11, 12, 13 and 14 of Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”).  The Proxy Statement will not be filed with the Commission within 120 days of the close of the Company’s fiscal year ended December 31, 2003.  Accordingly, the 2003 Form 10-K is being amended hereby to include the information that was originally expected to be incorporated by reference.

The Amendment:

Items 10, 11, 12, 13 and 14 in Part III of the 2003 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following:

Item 10:  Directors and Executive Officers of the Registrant

Information Regarding Directors

The following table sets forth certain information (as of April 22, 2004) regarding the current Directors of the Company:

Name	Age	Director Since*	Term as Director Will Expire
Kevin G. Champagne	54	1993	2005
Howard C. Dyer, Jr.	75	1963	2006
Mary F. Hebditch	72	1998	2005
Thornton P. Klarén, Jr.	68	1968	2006
J. Louis LeBlanc	64	1982	2004
Frederic D. Legate	62	1998	2004
Reale J. Lemieux	65	1998	2006
John F. Murphy	64	2003	2004
Philip W. Read	67	2001	2005
Denise M. Renaghan	47	2003	2004
Carl Ribeiro	57	1991	2005
Joseph H. Silverstein	77	1980	2006
Gerald H. Silvia	69	1990	2005

*                 Includes (where applicable) service as trustee of Compass Bank prior to its reorganization into the mutual holding company form of organization (the “Reorganization”) and as a trustee of the Company from the date of Reorganization until the conversion of the Company from a mutual to a stock holding company.

The principal occupation and business experience during at least the last five years for each Director is set forth below.

Kevin G. Champagne has served as President and Chief Executive Officer of the Company since its formation in 1994 and as President and Chief Executive Officer of Compass Bank since 1994. Prior to 1994, Mr. Champagne was Executive Vice President/Retail Banking of Compass Bank.

Howard C. Dyer, Jr. was General Manager, New Bedford Storage Warehouse, New Bedford, Massachusetts, until his retirement in 1996.

Mary F. Hebditch has been a self-employed public accountant and auditor in Sandwich, Massachusetts since 1983.  Ms. Hebditch served as a director of Sandwich Co-operative Bank and Sandwich Bancorp, Inc. prior to the Company’s acquisition of Sandwich Bancorp, Inc. in December 1998 Ms. Hebditch is a Certified Public Accountant.

Thornton P. Klarén, Jr. was a sales executive with Equi-Lube Inc. until his retirement in 1998.

J. Louis LeBlanc is an attorney in private practice in New Bedford, Massachusetts.

Frederic D. Legate has been retired since the Company acquired Sandwich Bancorp, Inc. in December 1998.  Prior to his retirement, he served as President and Chief Executive Officer and as a director of Sandwich Co-operative Bank and of Sandwich Bancorp, Inc., positions he held since 1981 and 1997, respectively.

Reale J. Lemieux has owned and operated Bay Beach, a bed and breakfast establishment in Sandwich, Massachusetts, since 1988.  Mr. Lemieux served as a director of Sandwich Co-operative Bank and Sandwich Bancorp, Inc. prior to the Company’s acquisition of Sandwich Bancorp, Inc.

John F. Murphy has been retired since the Company acquired Bay State Bancorp, Inc. on May 31, 2003.  Prior to his retirement, he served as Chairman, President and Chief Executive Officer and a director of Bay State Bancorp, Inc. and Chairman and Chief Executive Officer and a director of Bay State Federal Savings Bank.  Mr. Murphy joined Bay State Federal in 1961.  Mr. Murphy is a director of the Bay State Federal Charitable Foundation.

Philip W. Read is President of Jared Coffin House, Inc., Nantucket, Massachusetts. Mr. Read serves as Chairman of the Board of Nantucket Bank.

Denise M. Renaghan is Executive Vice President, Chief Operating Officer and a director of the Bay State Federal Charitable Foundation.  She served as Executive Vice President and Chief Operating Officer of Bay State Bancorp, Inc. from 1998 and as President and Chief Operating Officer of Bay State Federal Savings Bank from July 2000 until Bay State and Bay State Federal were acquired by the Company on May 31, 2003.  She also served as director of Bay State and Bay State Federal.  Ms. Renaghan joined Bay State Federal in 1974.

Carl Ribeiro is President of Carlson Southcoast Corporation (formerly Luzo Foodservice Corp.) and President of Luzo Maximarket, New Bedford, Massachusetts.  He is also a Managing Partner of Ribeiro Real Estate, LLC.

Joseph H. Silverstein was the President of Silverstein’s Family Store, a retail clothing store located in New Bedford, Massachusetts, until his retirement in 1992.

Gerald H. Silvia was the owner of Americana Group Travel, a travel agency located in Tiverton, Rhode Island, until his retirement in 2002.

Information Regarding Executive Officers

The names and ages of all executive officers of the Company and the principal occupation and business experience during at least the last five years for each are set forth below as of April 22, 2004.

Kevin G. Champagne. See “Information Regarding Directors” above.

Arthur W. Short has served as Vice President of the Company since 1997.  He also serves as Executive Vice President of Compass Bank, a position he has held since 1993, and as Chief Operating Officer of Compass Bank, a position he has held since 1997.  Prior to 1997, Mr. Short served as Treasurer of the Company (since its formation in 1994) and as Treasurer and Chief Financial Officer of Compass Bank.  Mr. Short is a Certified Public Accountant.  He joined Compass Bank in 1981.  Mr. Short is 63 years old.

John D. Kelleher has served as Vice President of the Company since its formation in 1994 and as Executive Vice President of Compass Bank since 1993.  He has headed Compass Bank’s Lending Division since 1984. Mr. Kelleher joined Compass Bank’s Management Training Program in 1971.  Mr. Kelleher is 58 years old.

Francis S. Mascianica, Jr. has served as Treasurer of the Company since 1997 and as Executive Vice President of Compass Bank since December 2000.  He served as Treasurer and Chief Financial Officer of Compass Bank from 1997 until February 2003 and as Senior Vice President of Compass Bank from 1997 through 2000.  Mr. Mascianica joined Compass Bank in 1981.  He is 56 years old.

Carolyn A. Burnham has served as Vice President of the Company since its formation in 1994 and as Executive Vice President/Retail Banking of Compass Bank since December 2000.  She served as Senior Vice President and head of the Retail Banking Division of Compass Bank from 1994 to 2000.

Ms. Burnham has held various positions with Compass Bank since she joined Compass Bank in 1966.  She is 55 years old.

Robert J. Camara has served as Vice President of the Company and as Senior Vice President and Loan Servicing Manager of Compass Bank since 1997. He joined Compass Bank in 1987 as Assistant Vice President and Auditor and became Vice President and Loan Servicing Manager in 1990.  Mr. Camara is a Certified Public Accountant.  Mr. Camara is 46 years old.

Joseph F. Casey has served as Vice President of the Company and as Senior Vice President, Chief Financial Officer and Treasurer of Compass Bank since February 2003.  Prior to joining Compass Bank, Mr. Casey served as Chief Financial Officer and Treasurer of Andover Bancorp, Inc.  Mr. Casey is a Certified Public Accountant and is 43 years old.

Mark T. Langone has served as Vice President of the Company and Senior Vice President/Risk Management of Compass Bank since February 2003.  Prior to joining Compass Bank, Mr. Langone served as a Bank Examiner for the Federal Deposit Insurance Company.  Mr. Langone is 36 years old.

Bruce M. Lemieux has served as Vice President of the Company and as Senior Vice President and Senior Credit Officer of Compass Bank since January 2001. He joined Compass Bank in July 2000 as Vice President and Commercial Credit Manager. Prior to joining Compass Bank, Mr. Lemieux served as a program manager for the Federal Deposit Insurance Company.  Mr. Lemieux is 56 years old.

James R. Rice has served as Vice President of the Company and as Senior Vice President of Marketing of Compass Bank since December 1998.  Prior to joining Compass Bank in 1997 as Vice President of Marketing, Mr. Rice served as a Senior Marketing Manager for BankBoston from 1995 to 1997 and as Vice President of Marketing for Medford Savings Bank from 1988 to 1995. Mr. Rice is 42 years old.

William D. Rigby has served as Vice President of the Company since its formation in 1994, as Senior Vice President of Compass Bank since 1994 and as Manager of the Consumer Lending Department of Compass Bank since he joined Compass Bank in 1985.  He is 56 years old.

Carl W. Taber has served as Vice President of the Company since its formation in 1994, as Senior Vice President of Compass Bank since 1993 and as head of Mortgage Lending of Compass Bank since 1984. Mr. Taber joined Compass Bank’s Management Training Program in 1975.  He is 50 years old.

Friend S. Weiler has served as Vice President of the Company since 1999 and as Senior Vice President of Compass Bank since 1999.  Prior to joining Compass Bank, Mr. Weiler served as Senior Vice President - Commercial Lending for Fleet Bank of Massachusetts.  Mr. Weiler is 58 years old.

All executive officers of the Company hold office until the first meeting of the Board of Directors following the annual meeting of stockholders or special meeting in lieu thereof and until their successors are chosen and qualified, unless a shorter term is specified in the vote appointing them.  Officers may generally be removed from office by vote of a majority of the full Board of Directors.

Audit Committee and Financial Expert

The Audit Committee, which is comprised of Messrs. Klarén, Read, Ribeiro and Silvia and Ms. Hebditch, is responsible for the selection of the Company’s independent public accountants, overseeing the internal audit function, reviewing the scope of the annual audit of the Company’s consolidated financial statements, reviewing the report of the independent public accountants, reviewing the independence of the independent public accountants, considering the range of audit and non-audit fees, reviewing the adequacy of the Company’s internal accounting controls, and aiding the Board in discharging its responsibility in financial reporting and related matters.

The Board of Directors has determined that while none of the Audit Committee members is an “audit committee financial expert” as defined in the rules adopted by the SEC, all members of the Audit Committee have sufficient knowledge in financial and auditing matters to serve on the Committee.

Compliance with Section 16(a)

During 2003, the Company was subject to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires the Company’s officers and Directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, Directors and greater-than-10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of Forms 3, 4 and 5 furnished to the Company during and with respect to 2003, or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to the Company’s officers, Directors and greater-than-10% beneficial owners were complied with during 2003.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive , financial and accounting officers.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information regarding compensation of the Chief Executive Officer and the Company’s four most highly compensated officers other than the Chief Executive Officer who served as officers at the end of fiscal 2003 and whose annual compensation exceeded $100,000 for fiscal 2003.

Long-Term Compensation Awards

					Restricted	Securities
Name and	Fiscal	Annual Compensation			Stock	Underlying	All Other
Principal Position	Year	Salary	Bonus(1)	Other(2)	Awards	Options/SARs	Compensation(3)

Kevin G. Champagne	2003	$450,002	$225,000		—	—	$130,991
President and Chief	2002	395,018	180,000		—	—	124,716
Executive Officer of the	2001	350,012	140,005		—	—	107,520
Company and Compass Bank

Arthur W. Short	2003	$229,609	$64,290		—	—	$30,221
Vice President of the	2002	218,710	57,739		—	—	26,373
Company; Executive Vice	2001	184,508	51,662		—	—	20,241
President and Chief
Operating Officer of
Compass Bank

John D. Kelleher	2003	$181,757	$50,891		—	—	$26,996
Vice President of the	2002	173,957	45,925		—	—	23,073
Company; Executive Vice	2001	156,156	27,208		—	—	18,596
President/ Lending of
Compass Bank

Francis S. Mascianica, Jr.	2003	$189,393	$57,625		—	—	$53,293
Treasurer of the Company;	2002	172,586	51,776		—	—	21,667
Executive Vice President of	2001	139,584	40,480		—	—	16,073
Compass Bank

Carolyn A. Burnham	2003	$161,749	$48,524		—	—	$25,317
Vice President of the	2002	144,550	38,161		—	—	19,168
Company; Executive Vice	2001	132,548	37,113		—	—	15,023
President/Retail Banking of
Compass Bank

(1)                      Bonuses are reported for the year they were earned, even if paid in the subsequent year.

(2)                      Perquisites and other personal benefits paid to each officer included in the Summary Compensation Table in each instance aggregated less than 10% of the total annual salary and bonus set forth in the columns entitled  “Salary” and “Bonus” for each officer, and are omitted from the table in accordance with the rules of the SEC.

(3)                      For 2003, includes Compass Bank’s matching and automatic contributions under its 401(k) plan of $13,000, $13,000, $11,596, $11,364 and $10,352 for Messrs. Champagne, Short, Kelleher and Mascianica and Ms. Burnham, respectively; premiums paid by Compass Bank for excess group term life insurance of $1,518, $4,356, $2,559, $2,666 and $2,250 for Messrs. Champagne, Short, Kelleher and Mascianica and Ms. Burnham; allocation of shares of Common Stock under the Company’s Employee Stock Ownership Plan (the “ESOP”), the dollar value of which was $12,865, $12,865, $12,841, $12,753, $12,715 for Messrs. Champagne, Short, Kelleher and Mascianica and Ms. Burnham, respectively; and contributions of $103,608 and $26,510, to the accounts of Messrs. Champagne and Mascianica, respectively, under Compass Bank’s executive deferred compensation plan as a supplemental retirement benefit.

Option Grants in Last Fiscal Year

No stock options were granted by the Company to any of the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2003.

Fiscal Year-End Option Table

The following table provides information regarding stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2003.

	Shares		Number of Securities Underlying		Value of Unexercised
	Acquired		Unexercised		In-the-Money Options/
	On	Value	Options/SARs at Fiscal Year-End		SARs at Fiscal Year-End(2)
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Kevin G. Champagne	80,000	$1,326,000	128,000	52,000	$2,047,360	$831,740
Arthur W. Short	0	0	70,000	18,000	1,119,650	287,910
John D. Kelleher	0	0	62,000	18,000	991,690	287,910
Francis S. Mascianica, Jr.	0	0	62,000	15,500	991,690	247,923
Carolyn A. Burnham	0	0	62,000	15,500	991,690	247,923

(1)                          Value is based on the last sales price of Common Stock on the date of exercise as reported by the Nasdaq National Market, less the option exercise price ($11.375).

(2)                          Value is based on the last sales price of Common Stock on December 31, 2003 ($27.37) as reported by the Nasdaq National Market, less the option exercise price ($11.375).  These values have not and may never be realized.  Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of the sale of the shares.

Compensation Committee Report on Executive Compensation

The Company’s Compensation Committee consists of Messrs. Dyer, LeBlanc, Legate, Lemieux and Ribeiro.  The Company’s compensation policies are designed to pay executives an annual salary that is industry competitive and an annual bonus that is based on the performance of the Company (as compared to its annual business plan).  The Committee reviews both components of compensation to ensure salaries remain competitive and bonuses reward performance.

Salaries for executive officers are based on the duties and responsibilities of the position held by the executive compared with executive officers of other companies in the industry and were reviewed and established in December 2002 for 2003.  In setting compensation levels for 2003, the Committee reviewed executive officer compensation data contained in a report dated November 2002 prepared by Thomas Warren & Associates (the “Thomas Warren Report”) on behalf of the Company.  The Thomas Warren Report contained data from two other banking compensation surveys, the SNL Securities survey dated July 2002, and a Massachusetts Bankers Association survey.  Both surveys included data from Massachusetts banks with $1 billion or more in assets.

The Company’s Chief Executive Officer reviewed the performance of each executive officer and the Compensation Committee reviewed the performance of the Chief Executive Officer.  The Compensation Committee’s review of the Chief Executive Officer was based on its assessment of the degree to which the Chief Executive Officer accomplished strategic and financial goals.  Based on the Chief Executive Officer’s performance reviews of executive officers and the Compensation Committee’s performance review of the Chief Executive Officer, the Compensation Committee made recommendations for executive officer compensation to the Board of Directors, which establishes executive salaries for the upcoming year.

The Company has an Incentive Compensation Plan (the “Bonus Plan”) pursuant to which certain officers of Compass Bank are eligible for bonuses if the Bank achieves its financial performance goals for the year.  The performance goals used to determine the amount available for award under the Bonus Plan include return-on-equity, earnings per share and net loan/deposit growth.  The 2003 performance goals for the Bank (exclusive of the bonus accrued) were a return-on-equity target of approximately 12.31% to 13.26%, an earnings per share target of $1.35 to $1.47, an efficiency ratio target of 54.83% to 53.14% and combined net loan/deposit growth targets of $318 million to $411 million.  Based on the extent to which Compass Bank achieves those objectives, participants may receive from 0% to 40% of base salary, depending on their Bonus Plan group.  The Compensation Committee reviews both individual performance and Compass Bank goals annually; however, the Board of Directors has final authority with respect to all bonus awards.  Compass Bank achieved its performance goals for 2003.

Equity-Based Compensation.  The Compensation Committee believes that stock ownership by Directors and management and stock-based compensation arrangements are beneficial in aligning the Board’s and management’s interests with the interests of stockholders.  Accordingly, Directors and executive officers have been granted stock options and restricted stock awards under the Company’s 1999 Stock Incentive Plan and its 2003 Stock Incentive Plan.

In determining initial awards under the Company’s 1999 Stock Incentive Plan, the Committee reviewed reports provided by a Company consultant, which outlined allocations to directors and executive officers of more than twelve recently converted financial institutions.  The Committee also reviewed summary proxy material from a select peer group of Northeast financial institutions with assets between $600 million and $2 billion.

Chief Executive Officer Compensation.  Mr. Champagne’s salary and bonus are determined by the Compensation Committee substantially in accordance with the policies described above relating to all executives of the Company. In particular, the Compensation Committee considered, among other things, the following performance criteria in determining Mr. Champagne’s 2003 base salary: (1) return-on-assets and return-on-equity of the Company; (2) selection and management of staff; (3) development of regional business relationships; (4) effective management of budgets and asset growth; and (5) development of new opportunities for business expansion.  The grant of a cash bonus to Mr. Champagne for fiscal 2003 reflects the Company’s achievement of certain performance objectives as specified in the Bonus Plan.

In December 2002, the Compensation Committee increased Mr. Champagne’s salary for fiscal 2003.  This salary increase was based on data set forth in the Thomas Warren Report, the Massachusetts Bankers Association survey and the SNL Securities survey for chief executive officer salaries in the peer group, the continuing improvement in the Company’s performance and recognition of Mr. Champagne’s achievement of certain strategic goals, including building an experienced management team, improving asset quality and the proposed acquisition of Bay State Bancorp, Inc.  The Committee established Mr. Champagne’s salary at a level that is comparable to that of other chief executive officers of similarly situated banks.

Howard C. Dyer, Jr., Chairman

J. Louis LeBlanc

Frederic D. Legate

Reale J. Lemieux

Carl Ribeiro

Employment and Change in Control Agreements

The Company and Compass Bank have entered into employment agreements with Messrs. Champagne, Short, Kelleher and Mascianica and Ms. Burnham, which were amended as of December 4, 2003.  The agreements provide for an annual base salary, subject to increase (which increased amount becomes a floor below which the officer’s base salary may not fall during the term of the agreement), and certain benefits.  The current base salary of each of Messrs. Champagne, Short, Kelleher and Mascianica and Ms. Burnham is $562,503, $240,610, $190,258, $212,085 and $170,250, respectively.

The initial term of each agreement is two years (in the case of Mr. Champagne, three years), with the term automatically extended by one day for each day that the officer is employed by Compass Bank (and the Company, in the case of Mr. Champagne).

In the event the officer’s employment is terminated by the Company for other than “cause” or by the officer for “good reason,” each as defined in the agreement, the officer will be entitled to receive a lump sum severance benefit equal to three times the average of the sum of the officer’s W-2 compensation plus contributions made on the officer’s behalf to Compass Bank’s Employee Stock Ownership Plan and 401(k) Plan for the three calendar years preceding the date of termination.

The agreements also provide that in the event that a tax is imposed on the officer by Section 4999 of the Internal Revenue Code of 1986, as amended, by reason of any payment or benefit that the officer has received from the Company or any subsidiaries, the Company shall pay as additional compensation to the officer that amount which, after taking into account all taxes imposed upon such amount by any federal, state or local government, shall be equal to the amount of said tax imposed by Section 4999.

The Company and Compass Bank have also entered into change in control agreements with Messrs. Champagne, Short, Kelleher and Mascianica and Ms. Burnham.  The change in control agreements provide for a lump sum severance payment equal to approximately three times the officer’s

“base amount” (as such term is defined in Section 280G(b)(3) of the Internal Revenue Code) and certain other benefits if, within three years of a “Change in Control” (as defined in the agreements) of the Company or Compass Bank, the officer’s employment is terminated (for any reason other than death or “cause”) or if the officer terminates his or her employment following: (i) a significant change in the nature or scope of the officer’s responsibilities, authorities, powers, functions or duties; (ii) a determination by the officer that, as a result of a Change in Control, the officer is unable to exercise the responsibilities, authorities, powers, functions or duties exercised by the officer immediately prior to the Change in Control; (iii) a reduction in the officer’s annual base salary; (iv) a relocation of the offices of the Company or Compass Bank to a location more than 25 miles from New Bedford, Massachusetts; (v) a failure of either the Company or Compass Bank to pay any portion of compensation due to the officer; (vi) the termination of or a material reduction in the officer’s benefits; or (vii) a failure of the Company or Compass Bank to obtain a satisfactory agreement from any successor to assume and agree to perform the officer’s Change in Control Agreement.

Officers may elect to receive termination benefits under either their employment agreement or their change in control agreement, but not both.

The Company has also entered into Change in Control Agreements with certain other officers that are substantially similar to the foregoing, except that the benefit is equal to two (rather than three) times the “base amount” and is payable only if employment terminates within one year after the Change in Control.

Executive Salary Continuation Agreements

Compass Bank has entered into a salary continuation agreement, or SERP, with five of the Company’s executive officers: Messrs. Champagne, Short, Kelleher and Mascianica and Ms. Burnham. The agreements provide each officer with an annual supplemental retirement benefit in an amount equal to 25% of the average of the three highest years of compensation (including salary and bonuses) paid to the officer in the ten years of employment immediately preceding the officer’s retirement. The benefit is payable monthly, for a period of 15 years, commencing on the first day of the month next following the officer’s retirement. A reduced benefit is payable if the officer retires prior to the age of 65, but after age 55.  If the officer dies while employed by Compass Bank, an annual benefit will be paid, in monthly installments, to the officer’s beneficiary for a period of 15 years in an annual amount equal to 25% of the officer’s salary on the date of his death. If the officer’s employment with Compass Bank is terminated prior to the age of 55 other than for cause, the officer is entitled to a benefit equal to 5% of the benefit he would have received upon retirement at age 65, multiplied by the number of years of service between the age of 35 and termination of employment.  If the officer’s employment with Compass Bank is terminated following a change in control, the officer is entitled to a lump sum payment equal to the actuarial equivalent value of the officer’s SERP benefit as if the officer had attained age 65 and had continued to work until age 65.  The agreements are funded by life insurance policies, of which Compass Bank is the owner and beneficiary, held in a “rabbi” trust.

Executive Savings Plan

The Company maintains the Compass Bank for Savings Executive Savings Plan, which offers eligible executives the opportunity to defer the receipt of a portion of their income in a manner that defers the taxation of such income and provides for a retirement income target for Messrs. Champagne, Short, Kelleher and Mascianica and Ms. Burnham equal to 70% of each officer’s average annual compensation for the three full calendar years prior to the year of determination.  The retirement income target takes into account the projected benefits payable to each officer, upon retirement, from social security, matching contributions under the CompassBank 401(k) plan, ESOP contributions and SERP payments.  In the event that an officer is not projected to meet his or her retirement income target in any year from the foregoing sources, the savings plan provides for the officer to receive a supplemental credit, if any, in an amount necessary to make up for the shortfall in the officer’s projected retirement income.  In the event of a change in control, Compass Bank will record an additional supplemental retirement credit for the benefit of each officer in an amount equal to the projected shortfall, if any, assuming the officer had remained employed until age 65.

ESOP Restoration Plan

The Company has established an ESOP restoration plan in order to provide payments to senior executive officers who are prevented from receiving the full benefits contemplated by the ESOP benefit formula.  The restoration plan benefits consist of payments in lieu of shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans.  See “Beneficial Ownership Table” for the number of units allocated to the account of each executive officer named in the Summary Compensation Table under the Seacoast Financial Services Corporation ESOP Restoration Plan.

Compensation Committee Interlocks and Insider Participation

Messrs. Dyer, LeBlanc, Legate, Lemieux and Ribeiro served as members of the Compensation Committee during fiscal 2003.  No person serving on the Compensation Committee or on the Board of Directors of the Company is an executive officer of another entity for which an executive officer of the Company or the Bank serves on the Board of Directors or on that entity’s Compensation Committee.

Performance Graph

The following graph compares the performance of the Common Stock of the Company (assuming reinvestment of dividends) with the total return for the S&P 500 Index and the SNL Securities $1 billion to $5 billion Thrift Index. The calculation of total cumulative return assumes a $100 investment was made at market close on December 31, 1998.

SEACOAST FINANCIAL SERVICES CORPORATION

	Period Ending
Index	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
Seacoast Financial Services Corporation	100.00	100.26	121.27	177.46	211.29	295.86
S&P 500*	100.00	121.11	110.34	97.32	75.75	97.40
SNL $1B-$5B Thrift Index	100.00	89.55	108.24	154.32	197.62	296.40

There can be no assurance that stock performance will continue into the future with the same or similar trends to those depicted in the graph above. Data for the chart was provided to the Company by SNL Securities and is believed to be reliable, but neither the accuracy nor the completeness of the information is guaranteed by the Company.

*Source: CRSP, Center for Research in Security Prices, Graduate School of Business, the University of Chicago 2004.  Used with permission.  All rights reserved.  crsp.com.

Item 12.  Certain Relationships and Related Transactions

Beneficial Ownership Table

The following table sets forth certain information as of April 22, 2004 regarding each Director of the Company, each executive officer named in the Summary Compensation Table, all Directors and executive officers of the Company as a group and each person known by the Company to own beneficially more than 5% of the Company’s common stock.

Name	Amount and Nature of Beneficial Ownership(1)		Percent of Class (2)
Mac-Per-Wolf Company 310 S. Michigan Ave., Suite 2600 Chicago, Illinois 60604	2,570,375	(3)	10.0%
Janus Small Cap Value Fund 100 Filmore Street Denver, Colorado	1,700,000	(4)	6.6%
Carolyn A. Burnham	114,802	(5)	*
Kevin G. Champagne	347,620	(6)	1.34%
Howard C. Dyer, Jr.	42,500	(7)	*
Mary F. Hebditch	55,860	(8)	*
John D. Kelleher	122,936	(9)	*
Thornton P. Klarén, Jr.	35,965	(10)	*
J. Louis LeBlanc	48,400	(11)	*
Frederic D. Legate	202,349	(12)	*
Reale J. Lemieux	48,785	(13)	*
Francis S. Mascianica, Jr.	114,520	(14)	*
John F. Murphy	108,311	(15)
Philip W. Read	3,285	(16)	*
Denise M. Renaghan	102,065	(17)
Carl Ribeiro	57,000	(18)	*
Arthur W. Short	125,330	(19)	*
Joseph H. Silverstein	38,850	(20)	*
Gerald H. Silvia	40,186	(21)	*
Directors and executive officers as a group (26 persons)	1,974,423	(22)	6.85%

*                                         Less than 1%

(1)                                  Except as otherwise noted, all persons have sole voting and investment power over their shares.  All amounts shown in this column include shares obtainable upon exercise of stock options exercisable within 30 days of the date of this table.

(2)                                  Calculated based on outstanding shares of common stock on April 22, 2004, unless otherwise indicated.

(3)                                  Based on information contained in Amendment No. 3 to a Schedule 13G filed jointly by Mac-Per-Wolf Company and Janus Small Cap Value Fund with the Securities and Exchange Commission on February 2, 2004.  Mac-Per-Wolf Company is a parent holding company and is filing on behalf of two of its subsidiaries, PWMCO, LLC, a broker-dealer registered under Section 15 of the Securities Act and an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, and Perkins, Wolf, McDonnell and Company, LLC, an investment advisor registered under Section 203 of the Investment Advisers Act of 1940.  Janus Small Cap Value Fund is an investment company registered under Section 8 of the Investment Company Act of 1940 and is one of the managed portfolios to which Perkins, Wolf, McDonnell and Company, LLC provides investment advice.

(4)                                  Based on information contained in Amendment No. 3 to a Schedule 13G filed jointly by Mac-per-Wolf Company and Janus Small Cap Value Fund with the Securities and Exchange Commission on February 2, 2004.  Mac-Per-Wolf Company is a parent holding company and is filing on behalf of two of its subsidiaries, PWMCO, LLC, a broker-dealer registered under Section 15 of the Securities Act and an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, and Perkins, Wolf, McDonnell and Company, LLC, an investment advisor registered under Section 203 of the Investment Advisers Act of 1940.  Janus Small Cap Value Fund is an investment company registered under Section 8 of the Investment Company Act of 1940 and is one of the managed portfolios to which Perkins, Wolf, McDonnell and Company, LLC provides investment advice

(5)                                  Includes 6,862 shares held by 401(k) plan, 2,600 shares held by the ESOP as to which Ms. Burnham has the power to direct voting and 77,500 shares that Ms. Burnham has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.  Does not

include 105.4319 stock units held in Ms. Burnham’s account in the Seacoast Financial Services Corporation ESOP Restoration Plan for which she has no investment power.  These units do not represent outstanding shares and do not have voting rights.

(6)                                  Includes 2,700 shares owned by spouse, 20,092 shares held by executive deferred compensation plan, 7,389 shares held by 401(k) plan, 50 shares held as custodian for daughter, 2,999 shares held by the ESOP as to which Mr. Champagne has the power to direct voting and 180,000 shares that Mr. Champagne has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.  Does not include 1425.8188 stock units held in Mr. Champagne’s account in the Seacoast Financial Services Corporation ESOP Restoration Plan for which he has no investment power.  These units do not represent outstanding shares and do not have voting rights.

(7)                                  Includes 20,800 shares that Mr. Dyer has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.

(8)                                  Includes 4,469 shares held in IRA and 18,500 shares that Ms. Hebditch has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.

(9)                                  Includes 500 shares held as custodian for son, 930 shares held in spouse’s IRA, 2,936 shares held by the ESOP as to which Mr. Kelleher has the power to direct voting and 80,000 shares that Mr. Kelleher has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.  Does not include 172.2860 stock units held in Mr. Kelleher’s account in the Seacoast Financial Services Corporation ESOP Restoration Plan for which he has no investment power.  These units do not represent outstanding shares and do not have voting rights.

(10)                            Includes 2,961 shares owned by spouse, 262 shares owned by daughter and 21,000 shares that Mr. Klarén has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.

(11)                            Includes 4,000 shares held by spouse and 26,000 shares that Mr. LeBlanc has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.

(12)                            Includes 31,925 shares owned by spouse and 26,000 shares that Mr. Legate has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.

(13)                            Includes 3,467 shares held by IRA, 3,266 shares held in spouse’s IRA and 4,200 shares that Mr. Lemieux has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.

(14)                            Includes 5,567 shares held by 401(k) plan, 2,703 shares held by the ESOP as to which Mr. Mascianica has the power to direct voting and 77,500 shares that Mr. Mascianica has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.  Does not include 215.0574 stock units held in Mr. Mascianica’s account in the Seacoast Financial Services Corporation ESOP Restoration Plan for which he has no investment power.  These units do not represent outstanding shares and do not have voting rights.

(15)                            Includes 8,098 shares held by 401(k) plan, 7,629 shares held by the ESOP as to which Mr. Murphy has the power to direct voting, 223 shares owned by spouse and 1,679 shares held in IRA.

(16)                            Includes 500 shares that Mr. Read has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.

(17)                            Includes 7,519 shares held in IRA.

(18)                            Includes 6,000 shares held by spouse and 21,000 shares that Mr. Ribeiro has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.

(19)                            Includes 1,237 shares held by 401(k) plan, 3,944 shares held by executive deferred compensation plan, 2,999 shares held by the ESOP as to which Mr. Short has the power to direct voting and 88,000 shares that Mr. Short has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.  Does not include 330.0893 stock units held in Mr. Short’s account in the Seacoast Financial Services Corporation ESOP Restoration Plan for which he has no investment power.  These units do not represent outstanding shares and do not have voting rights.

(20)                            Includes 26,000 shares that Mr. Silverstein has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.

(21)                            Includes 6,440 shares held by spouse and 21,000 shares that Mr. Silvia has the right to acquire within 60 days of April 22, 2004 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.

(22)                            Includes 25,276 shares held by the ESOP as to which all executive officers have the power to direct voting and 892,450 shares that all executive officers and directors have the right to acquire within 60 days of April 22, 2003 under options granted pursuant to the Company’s 1999 Stock Incentive Plan.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2003 regarding securities authorized for issuance under the Company’s equity compensation plans.  As of December 31, 2003, the Company had two equity compensation plans, the 1999 Stock Incentive Plan and the 2003 Stock Incentive Plan.  Both Plans were approved by the Company’s stockholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)

Equity compensation plans approved by shareholders	1,390,850	$13.052	998,250

Equity compensation plans not approved by shareholders	—	—	—

Total	1,390,850	$13.052	998,250

Item 13.  Certain Relationships and Related Transactions

Some of the Directors and executive officers, as well as members of their immediate families and companies, organizations, trusts and other entities with which they are associated are, or during 2003 were, customers of the Company's subsidiary banks (the Banks) in the ordinary course of business or had loans outstanding from the Banks during 2003, including loans of $60,000 or more.  It is anticipated that such persons and their associates will continue to be customers of and indebted to the Banks in the future.  All such loans were made in the ordinary course of business, did not involve more than the normal risk of collectibility or present other unfavorable features and were made on substantially the same terms, including interest rates and collateral, as prevailed at the time for comparable transactions with other persons.

The Company entered into a consulting and noncompetition agreement with John F. Murphy, dated December 19, 2002, in connection with the Company’s acquisition of Bay State Bancorp, Inc..  Mr. Murphy was Chairman, President and Chief Executive Officer of Bay State until Bay State was acquired by the Company on May 31, 2003.  Under the agreement, the Company has agreed to pay Mr. Murphy $100,000 per year for a period of one year beginning on May 31, 2003 to perform certain consulting services to the Company.  The Company has also agreed to pay Mr. Murphy $366,666 per year for a period of three years beginning on May 31, 2003 in exchange for Mr. Murphy’s agreement not to compete in various ways with the business conducted by the Company and its bank subsidiaries or Bay State and its bank subsidiaries ways or to solicit employees or customers of the Company or any of its subsidiaries.

The Company entered into a noncompetition agreement with Denise M. Renaghan, dated December 19, 2002, in connection with the Company’s acquisition of Bay State.  Ms. Renaghan was Executive Vice President and Chief Operating Officer of Bay State until its acquisition by the Company on May 31, 2003.  Under the agreement, the Company has agreed to pay Ms. Renaghan $233,333 per year for a period of three years beginning on May 31, 2003 in exchange for Ms. Renaghan’s agreement not to compete in various ways with the business conducted by the Company and its bank subsidiaries or Bay State and its bank subsidiaries ways or to solicit employees or customers of the Company or any of its subsidiaries.

Item 14.  Principal Accountant Fees and Services

The following is a summary of the fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2003 and December 31, 2002:

	Fees
Fee category	2003	2002

Audit Fees	$417,550	$307,000
Audit-Related Fees	200,442	7,500
Tax Fees	44,233	32,060
All Other Fees	0	0
Total Fees	$662,225	$346,560

Audit Fees.  Audit Fees represent fees for professional services performed by KPMG LLP for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements and related expenses, including comfort procedures related to the Company’s trust preferred offering.

Audit-Related Fees.  Audit-Related Fees represent fees for assurance and related services performed by KPMG LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements, including the audit of the employee benefit plan and due diligence related to acquisitions.

Tax Fees.  Tax Fees represent fees for professional services performed by KPMG LLP with respect to tax compliance, tax advice and tax planning and related expenses, including tax consulting relating to state and local tax matters and the Company’s real estate investment trust.

All other fees.  None. All Other Fees represent fees for products and services provided by KPMG LLP, other than those disclosed above.

Prior to engaging KPMG LLP to render audit and non-audit services for 2003, the Audit Committee of the Company approved the engagement.

The Audit Committee has discussed the independence of KPMG LLP and considered whether the provision of non-audit services by KPMG LLP is compatible with maintaining auditor independence, and has satisfied itself as to KPMG LLP’s independence.

The following is a summary of the fees for professional services rendered by Arthur Andersen LLP (the Company’s principal accountants until May 16, 2002) for the fiscal year ended December 31, 2002:

Audit Fees.  Arthur Andersen LLP billed the Company an aggregate of $12,500 in fees for professional services rendered for the reviews of the financial statements included in the Company’s Quarterly Reports on SEC Form 10-Q for the quarter ended March 31, 2002.

All Other Fees.  Arthur Andersen LLP billed the Company an aggregate of $76,686 for other services rendered to the Company during the fiscal year ended December 31, 2002, including $5,970 for tax services, $50,000 for services related to the Company’s issuance of trust preferred securities and $20,716 for a loss valuation assessment in connection with a legal matter in which the Company was involved.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The Company’s Financial Statements (listed below) were previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(1)                                  Financial Statements:  All financial statements are included in Item 8 of Part II to this report.

(2)                                  Financial Statement Schedules: All financial statement schedules have been omitted because they are either not required, not applicable or are included in the consolidated financial statements or related notes.

(3)                                  Exhibits:

2.1	Agreement and Plan of Merger, dated as of December 19, 2002 by and between Seacoast Financial Services Corporation, Seacoast Merger Sub, Inc. and Bay State Bancorp, Inc.	h

2.2	Agreement and Plan of Merger, dated as of October 20, 2003, by and between Seacoast Financial Services Corporation, Coast Merger Sub Corporation and Abington Bancorp Inc.	j

2.3	Agreement and Plan of Merger, dated as of January 26, 2004, by and between Sovereign Bancorp, Inc. and Seacoast Financial Services Corporation	l

2.4	Amendment to Agreement and Plan of Merger, dated as of April 12, 2004, by and between Sovereign Bancorp, Inc. and Seacoast Financial Services Corporation	m

3.1	Restated Articles of Organization of Seacoast Financial Services Corporation	c

3.2	By-Laws of Seacoast Financial Services Corporation

4	Specimen certificate for the common stock of Seacoast Financial Services Corporation	b

4.2	Form of 8.50% Junior Subordinated Debenture of Seacoast Financial Services Corporation	f

4.3	Form of Preferred Security of Seacoast Capital Trust I (incorporated by reference to Amended and Restated Trust Agreement of Seacoast Capital Trust I dated May 31, 2002	f

10.1*	Form of Employment Agreement by and among Seacoast Financial Services Corporation, Compass Bank for Savings and Kevin G. Champagne	a

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

10.31	Junior Subordinated Indenture dated May 31, 2002 between Seacoast Financial Services Corporation and State Street Bank and Trust Company	f

10.32*	Amendment agreement dated as of October 20, 2003 by and among Seacoast Financial Services Corporation, Abington Bancorp Inc., Abington Savings Bank and James P. McDonough	k

10.33*	Amendment agreement dated as of October 20, 2003 by and among Seacoast Financial Services Corporation, Abington Bancorp Inc., Abington Savings Bank and Kevin M. Tierney	k

11	A statement regarding earnings per share is included in Item 8, Note 1, of the Form 10-K (which is being amended by this Amendment No. 1)

14	Code of Ethics and Business Conduct Policy

21	Subsidiaries (See Item 1 of Part I to the Form 10-K (which is being amended by this Amendment No. 1))

23	Consent of KPMG LLP

31.1	Certification by Kevin G. Champagne, Chief Executive Officer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002 regarding this Amendment No. 1***

31.2	Certification by Francis S. Mascianica, Treasurer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002 regarding this Amendment No. 1***

32	Certification required by section 906 of the Sarbanes-Oxley Act of 2002

All exhibits have been previously filed unless otherwise indicated.

*                 Management compensatory plan or arrangement.

**          Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

***   Filed herewith.

a                                          Incorporated by reference to the Company’s Registration Statement on Form S-1 (333-52889), filed with the SEC under the Company’s prior name, “The 1855 Bancorp”, on May 15, 1998.

b                                         Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-52889), filed with the SEC under the Company’s prior name, “The 1855 Bancorp”, on August 14, 1998.

c                                          Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the SEC on November 18, 1998.

d                                         Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 16, 1999.

e                                          Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2000.

f                                            Incorporated by reference to the Company’s current report on Form 10-Q for the second quarter of 2002, filed with the SEC on August 14, 2002.

g                                         Incorporated by reference to the Company’s current report on Form 10-Q for the third quarter of 2002, filed with the SEC on November 14, 2002.

h                                         Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 23, 2002.

i                                             Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 15, 2003.

j                                             Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 27, 2003.

k                                          Incorporated by reference to the Company’s Registration Statement on Form S-4 (333-111415) filed with the SEC on December 19, 2003 and as amended on February 13, 2004.

l                                             Incorporated by reference to Sovereign Bancorp, Inc.’s current report on Form 8-K filed with the SEC on January 28, 2004.

m                                       Incorporated by reference to Sovereign Bancorp, Inc.’s current report on Form 8-K filed with the SEC on April 13, 2004.

(b)                                 Reports on Form 8-K:

•                       Form 8-K dated October 27, 2003 filed under Items 5 and 7 whereby Seacoast announced that it entered into a definitive agreement to acquire Abington Bancorp Inc.

•                       Form 8-K dated October 23, 2003 furnished under Items 12 and 7 whereby Seacoast announced its third quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

SEACOAST FINANCIAL SERVICES CORPORATION

By:	/s/ Francis S. Mascianica, Jr.
Francis S. Mascianica, Jr.
Treasurer, As Principal Financial and Accounting Officer

Dated: April 29, 2004

Exhibit Index

Exhibit No.	Description

31.1	Certification by Kevin G. Champagne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Francis S. Mascianica, Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.