Form 10-Q
period 2004-03-31
SEACOAST FINANCIAL SERVICES CORP
filed 2004-05-10
CIK 1061692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                       ☒ Yes  ☐ No

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).                                                                                                                                                                                                       ☒ Yes  ☐ No

At May 3, 2004, the Company had 30,213,760 shares of common stock outstanding .

SEACOAST FINANCIAL SERVICES CORPORATION

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003	March 31, 2003
	(unaudited)		(unaudited)
ASSETS:
Cash and due from banks	$123,415	$134,326	$105,188
Federal funds sold	91,256	21,123	45,106
Short-term investment	—	10,000	—
Total cash and cash equivalents	214,671	165,449	150,294
Investment securities
Available for sale, at fair value	315,070	358,574	397,833
Held to maturity, at amortized cost (fair value $18,520, $18,552 and $19,161)	17,956	18,067	18,446
Restricted equity securities	55,623	55,623	46,136
Total investment securities	388,649	432,264	462,415
Loans held-for-sale	—	2,624	9,587
Loans	3,654,180	3,591,405	3,058,271
Allowance for loan losses	(43,257)	(43,321)	(34,709)
Net loans	3,610,923	3,548,084	3,023,562
Banking premises and equipment, net	64,462	64,345	54,288
Goodwill	113,051	113,138	33,903
Intangible assets	6,569	7,037	1,400
Bank owned life insurance	13,554	13,396	3,905
Net deferred tax asset	9,860	9,920	10,377
Other real estate owned and repossessed autos	732	266	332
Accrued interest receivable	17,157	17,469	16,509
Other assets	13,237	11,144	14,919
Total assets	$4,452,865	$4,385,136	$3,781,491

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$2,925,002	$2,917,361	$2,418,512
Short-term borrowings	38,173	45,727	31,843
Federal Home Loan Bank advances	986,970	927,162	908,463
Junior subordinated debentures	74,742	74,742	74,742
Other borrowings	1,678	1,697	1,754
Mortgagors’ escrow payments	5,704	2,911	5,761
Accrued expenses and other liabilities	23,910	24,679	31,438
Total liabilities	4,056,179	3,994,279	3,472,513

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 10,000,000 shares; none issued	—	—	—
Common stock, par value $.01 per share; authorized 100,000,000 shares; 30,227,555, 30,227,555 and 26,758,136 shares issued in 2004 and 2003, respectively	302	302	268
Additional paid-in capital	228,889	227,969	154,495
Retained earnings	237,443	234,275	210,884
Treasury stock, at cost, 4,305,625, 4,406,725 and 3,666,362 shares in 2004 and 2003, respectively	(69,446)	(70,516)	(54,368)
Accumulated other comprehensive income	8,301	8,072	8,320
Unearned compensation - ESOP and restricted stock	(8,486)	(8,932)	(10,314)
Shares held in employee trust	(317)	(313)	(307)
Total stockholders’ equity	396,686	390,857	308,978
Total liabilities and stockholders’ equity	$4,452,865	$4,385,136	$3,781,491

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2004	March 31, 2003
INTEREST AND DIVIDEND INCOME:
Interest on loans	$52,304	$48,247
Interest and dividends on investment securities	4,154	5,233
Interest on federal funds sold and short-term investments	64	54
Total interest and dividend income	56,522	53,534

INTEREST EXPENSE:
Interest on deposits	10,723	10,961
Interest on borrowed funds	11,047	11,576
Total interest expense	21,770	22,537
Net interest income	34,752	30,997

PROVISION FOR LOAN LOSSES	1,650	2,087
Net interest income after provision for loan losses	33,102	28,910

NONINTEREST INCOME:
Deposit and other banking fees	2,842	2,498
Loan servicing fees, net	179	173
Merchant card fee income, net	121	50
Other loan fees	578	350
Gain on sales of investment securities, net	991	259
Gain on sales of loans, net	29	45
Other income	501	209
Total noninterest income	5,241	3,584

NONINTEREST EXPENSE:
Salaries and employee benefits	12,332	9,973
Occupancy and equipment expenses	3,600	2,717
Data processing expenses	2,195	2,088
Marketing expenses	1,218	723
Professional services expenses	1,459	551
Amortization of intangibles	468	164
Merger expenses	1,843	—
Other operating expenses	2,508	4,144
Total noninterest expense	25,623	20,360
Income before provision for income taxes	12,720	12,134
PROVISION FOR INCOME TAXES	6,055	15,187
Net income (loss)	$6,665	$(3,053)
EARNINGS (LOSS) PER SHARE :
Basic	$0.27	$(0.14)
Diluted	$0.26	$(0.14)

Weighted average common shares outstanding	25,638,144	23,334,436
Weighted average unallocated ESOP shares and unvested restricted stock	(711,535)	(1,126,360)
Weighted average common shares outstanding - basic	24,926,609	22,208,076
Dilutive effect of common stock equivalents	679,441	490,045
Weighted average common and common stock equivalent shares outstanding - diluted	25,606,050	22,698,121

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Unearned Compensation ESOP/Restricted Stock	Shares Held in Employee Trust	Total
Balance, December 31, 2002	$268	$154,361	$216,632	$(49,033)	$8,330	$(10,766)	$(304)	$319,488
Exercise of stock options	—	3	—	44	—	—	—	47
Repurchase of common stock	—	—	—	(5,379)	—	—	—	(5,379)
Net loss	—	—	(3,053)	—	—	—	—	(3,053)
Other comprehensive loss — change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	(10)	—	—	(10)
Comprehensive loss								(3,063)
Cash dividends - $0.12 per share	—	—	(2,695)	—	—	—	—	(2,695)
Amortization of unearned compensation	—	131	—	—	—	452	—	583
Other	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2003	$268	$154,495	$210,884	$(54,368)	$8,320	$(10,314)	$(307)	$308,978

Balance, December 31, 2003	$302	$227,969	$234,275	$(70,516)	$8,072	$(8,932)	$(313)	$390,857
Exercise of stock options	—	603	—	1,070	—	—	—	1,673
Net income	—	—	6,665	—	—	—	—	6,665
Other comprehensive loss — change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	229	—	—	229
Comprehensive income	—	—	—	—	—	—	—	6,894
Cash dividends - $0.14 per share	—	—	(3,497)	—	—	—	—	(3,497)
Amortization of unearned compensation	—	317	—	—	—	446	—	763
Other	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2004	$302	$228,889	$237,443	$(69,446)	$8,301	$(8,486)	$(317)	$396,686

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

(In thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,665	$(3,053)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation	1,499	1,232
Amortization and accretion, net	405	383
Purchase accounting amortization, net	874	103
Stock-based compensation	763	583
Provision for loan losses	1,650	2,087
Gain on sales of investment securities, net	(991)	(259)
Gain on sale of fixed assets	—	(1)
Net decrease (increase) in deferred tax asset	60	(732)
Originations of loans held-for-sale	(1,817)	(8,715)
Proceeds from sales of loans originated for sale	4,470	5,356
Gain on sales of loans, net	(29)	(45)
Net decrease (increase) in accrued interest receivable	312	(454)
Net increase in other assets	(2,251)	(1,618)
Net increase (decrease) in accrued expenses and other liabilities	(905)	9,839
Net cash provided by operating activities	10,705	4,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities classified as available for sale	—	(29,116)
Purchase of securities classified as held to maturity	—	—
Purchase of restricted equity securities	—	(1,893)
Proceeds from sales, calls, paydowns and maturities of securities classified as available for sale	44,579	57,648
Proceeds from calls, paydowns and maturities of securities classified as held to maturity	46	216
Purchase of loans	—	(3,295)
Net increase in loans	(67,131)	(65,886)
Recoveries of loans previously charged off	315	84
Proceeds from sales of other real estate owned and repossessed assets	1,306	1,350
Purchase of premises and equipment	(1,700)	(1,583)
Net cash used in investing activities	(22,585)	(42,475)

Statement continued on next page.

	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in NOW, money market deposit and demand deposit accounts	(2,103)	$6,744
Net increase (decrease) in passbook and other savings accounts	(14,036)	13,191
Net increase (decrease) in certificates of deposit	23,981	(5,272)
Advances from Federal Home Loan Bank	175,361	83,000
Repayments of Federal Home Loan Bank advances	(115,497)	(33,341)
Net proceeds from issuance of junior subordinated debentures	—	14,520
Net decrease in short-term and other borrowings	(7,573)	(4,303)
Net increase in mortgagors’ escrow payments	2,793	1,272
Repurchase of common stock	—	(5,379)
Cash dividends	(3,497)	(2,695)
Exercise of stock options	1,070	44
Tax benefits of stock option and award transactions, net	603	3
Net cash provided by financing activities	61,102	67,784

Net increase in cash and cash equivalents	49,222	30,015
Cash and cash equivalents, beginning of year	165,449	120,279
Cash and cash equivalents, end of period	$214,671	$150,294

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowed funds	$22,072	$22,466
Income taxes paid	8,849	6,166
Supplemental disclosure of noncash transactions:
Transfers from loans to repossessed assets	1,772	332

See accompanying notes to the unaudited consolidated financial statements.

SEACOAST FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(In thousands, except per share data, unaudited)

(1)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements of Seacoast Financial Services Corporation (the Company or Seacoast) and its wholly-owned subsidiaries, Compass Bank for Savings (Compass), Nantucket Bank (together with Compass, the “Banks”) and Lighthouse Securities Corporation, presented herein should be read in conjunction with the Consolidated Financial Statements of the Company as of and for the year ended December 31, 2003 included as part of its annual report on Form 10-K.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K as of and for the year ended December 31, 2003 filed with the Securities and Exchange Commission.  For interim reporting purposes, the Company follows the same significant accounting policies.  Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Earnings (Loss) Per Share

Basic EPS was computed based on the weighted average number of common shares outstanding during the periods presented.  Unallocated ESOP shares and unvested restricted stock awards are not considered outstanding in computing basic EPS.  Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised and has been computed after giving consideration to the dilutive effect of stock options, stock awards and shares held in an employee trust.

Stock-Based Compensation

The Company applies APB Opinion No. 25 in accounting for stock options which measures compensation cost for stock-based compensation plans as the difference between the exercise price of options granted and the fair market value of the Company’s stock at the grant date.  This generally does not result in any compensation charges to earnings.  Below, the Company discloses pro forma net income and earnings per share as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.  This is required by SFAS No. 123, as amended by SFAS No. 148, for all companies that elect to continue using APB Opinion No. 25 for stock option grants.  There were no stock option grants during the quarters ended March 31, 2004 and 2003.

Had the Company applied SFAS No. 123, as amended by SFAS No. 148, in accounting for its stock option grants, net income (loss) and EPS (basic and diluted) would have been reduced to the pro forma amounts indicated below:

	Quarter Ended March 31,
	2004	2003
	(In thousands, except for per share)
Net income (loss):
As reported	$6,665	$(3,053)
Pro forma	6,547	(3,155)
Basic EPS:
As reported	$0.27	$(0.14)
Pro forma	0.26	(0.14)
Diluted EPS:
As reported	$0.26	$(0.14)
Pro forma	0.26	(0.14)

(2)  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for Seacoast are net income (loss) and unrealized gains (losses) on securities available for sale, net of tax.  The following table shows the components of comprehensive income (loss) for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
	(In thousands)
Net income (loss)	$6,665	$(3,053)
Other comprehensive income (loss), net of tax:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period, net of taxes of $492 and $87, respectively	873	158
Reclassification adjustment for gains included in net income (loss), net of taxes of $347 and $91, respectively	(644)	(168)
Other components of income, net	229	(10)
Comprehensive income (loss)	$6,894	$(3,063)

(3)  PENDING ACQUISITION OF THE COMPANY BY SOVEREIGN BANCORP, INC.

On January 26, 2004, the Company announced that it had entered into a definitive agreement with Sovereign Bancorp, Inc. (Sovereign) pursuant to which it would be acquired by Sovereign.  On April 12, 2004, the Company and Sovereign amended the merger agreement.  Under the Sovereign/Seacoast merger agreement, as amended, stockholders of Seacoast will receive for each share of Seacoast that they own either a specified number of shares of Sovereign common stock or a specific amount of cash, depending on the average of Sovereign’s closing share prices as reported on the New York Stock Exchange for 15 consecutive trading days (the average final price) prior to the later to occur of (1) Seacoast’s stockholder meeting to consider the Sovereign/Seacoast merger, or (2) the date of the receipt of the last governmental approval required to complete the Sovereign/Seacoast merger (the Sovereign determination date).  If the average final price of Sovereign common stock ending on the Sovereign determination date is:

•                       equal to or greater than $23.96, then each share of Company common stock will be converted into the right to receive either 1.461 shares of Sovereign common stock or an amount of cash equal to 1.461 multiplied by the average final price on the Sovereign determination date;

•                       greater than $21.56 but less than $23.96, then each share of Company common stock will be converted into the right to receive either a number of shares of Sovereign common stock equal to the quotient obtained by dividing $35.00 by the average final price on the Sovereign determination date or $35.00 in cash; or

•                       equal to or less than $21.56, then each share of Company common stock will be converted into the right to receive either a number of shares of Sovereign common stock or an amount of cash each having a value on the Sovereign determination date equal to the sum of (1) 1.21725 times the average final price on the Sovereign determination date plus (2) $8.75 (the equalization formula).

The equalization formula will be applied only if the average final price of Sovereign common stock is below $21.57 on the Sovereign determination date.  The equalization formula is designed to provide that, under such circumstances, each Company stockholder, whether receiving cash or Sovereign common stock, will receive for each share of Company common stock that he, she or it owns a blended merger consideration value equal to 75% of the value to be received under the original merger agreement (which originally had a fixed floor exchange ratio of 1.623) plus 25% of $35.00.

Except under certain circumstances, the merger agreement contains allocation procedures designed to ensure that 75% of the shares of Company common stock will be converted into the right to receive shares of Sovereign common stock and 25% will be converted into the right to receive cash.  The number of shares of Company common stock that will be converted into the right to receive stock may be increased if necessary for Sovereign’s and Company’s respective legal counsels to render their opinions that the merger will be treated as a reorganization for United States federal income tax purposes.

Seacoast has a right to terminate the transaction at any time prior to the Sovereign/Seacoast merger if (1) the average final price of Sovereign common stock on the Sovereign determination date is less than $20.37 and (2) the decline in the average final price of Sovereign common stock since January 23, 2004 is at least 15 percentage points more than the change during the same period in a peer index based on the stock prices of ten other bank and thrift holding companies, unless Sovereign, after receiving notice of termination from the Company, elects to pay an incremental additional amount of cash for each outstanding share of Company common stock exchanged in the merger equal to the result obtained when (a) the product of 1.21725 multiplied by the average final price on the determination date is subtracted from (b) $24.795. In all cases, cash will be paid in lieu of any fractional shares. The Sovereign/Seacoast merger is intended to constitute a tax-free “reorganization” for federal income tax purposes. The Sovereign/Seacoast merger agreement was filed on January 28, 2004 with the Securities and Exchange Commission as an exhibit to Sovereign’s Current Report on Form 8-K and the amendment to the merger agreement was filed on April 13, 2004 as an exhibit to Sovereign’s Current Report on Form 8-K.  Completion of the Sovereign/Seacoast merger, which is currently anticipated to occur in the third quarter of 2004, is subject to a number of conditions, including receipt of all requisite governmental approvals and certain other customary conditions, as well as the right of each party to terminate the Sovereign/Seacoast merger under certain circumstances.

(4)  SHARE REPURCHASE PROGRAMS

During the three months ended March 31, 2004, Seacoast did not repurchase any shares of its outstanding common stock.  At March 31, 2004, there were a total of 2,171,459 shares remaining under existing repurchase authorizations.  Due to the previously announced merger with Sovereign, the Company has no intention to make further purchases under its share repurchase programs.

(5)  QUARTERLY CASH DIVIDEND

On April 22, 2004, the Board of Directors voted for the payment of a quarterly cash dividend of $0.14 per share.  The dividend is payable on May 21, 2004 to stockholders of record on May 7, 2004.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the Financial Accounting Standards Board issued an Exposure Draft “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95”.  The exposure draft proposes that all companies recognize the fair value of stock options and other stock-based compensation awards to employees in an attempt to achieve as much convergence with international accounting standards for share-based awards.  The intent of both governing agencies is to recognize compensation expense based on the fair value of the award determined at the grant date and recognized over the service date.  The proposed requirements would be effective for companies for the first fiscal year after December 15, 2004, with early adoption permitted.  However, restatement of prior year financial statements would not be permitted.

(7)  SUBSEQUENT EVENT

On April 29, 2004, the Company completed its acquisition of Abington Bancorp, Inc. (Abington) after receiving all requisite regulatory and shareholder approvals.  In addition, Abington’s banking subsidiary, Abington Savings Bank was merged with and into Compass Bank, the banking subsidiary of Seacoast.  The total consideration paid to the Abington shareholders was approximately 4,395,000 shares of Seacoast stock and approximately $34.4 million in cash.  At March 31, 2004, Abington had total assets of approximately $811.3 million, primarily in investments available for sale and residential loans, and total deposits of approximately $640.4 million with 17 branches located throughout the southeastern Boston metropolitan area.

On April 26, 2004, the Company borrowed $25 million from Sovereign.  The Company used the proceeds of the loan to fund a portion of the cash component paid in connection with its merger with Abington.  The loan is unsecured and generally bears interest at an annual rate equal to LIBOR plus 3.5%, or, if LIBOR is unavailable, Seacoast is in default on the loan or otherwise at Seacoast’s choosing, at prime plus 1.0%.  Interest on the loan is payable monthly and no principal payments are due with respect to the loan until its maturity.  Unless it is accelerated by reason of default, the loan will mature on the earlier of (1) the business day immediately preceding the effective time of the Sovereign/Seacoast merger or (2) 24 months following the effective date of the termination of the merger agreement.  If for some reason the merger with Sovereign is terminated or not completed by December 31, 2004, the interest rate will increase (120 days after termination) to equal LIBOR plus 4.5% or if LIBOR is not available, at prime plus 2.0%.  The default rate on the loan is 2.0% higher than the otherwise applicable interest rate.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words or phrases, “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “believes,” “intends” and similar expressions are intended to identify such forward-looking statements.  Actual events could differ materially from those anticipated in the forward-looking statements.  Important factors that might cause such a difference include, among other things, general economic conditions, particularly the real estate market, in the Company’s primary market area, credit risk management, asset/liability management, legislation and changes in government regulation and supervision, including changes in accounting standards, changes in interest rates, achieving cost savings goals and time frames for successful acquisitions and integration, the success of the Company’s pending acquisition by Sovereign, the availability of and costs associated with sources of liquidity and increased competition and bank consolidations in the Company’s market area.  These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Item 2.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003

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

The Company’s strategy has been to grow loans and deposits by offering competitive pricing, superior customer service, a broad range of products and services as well as expansion of the franchise by and through acquisitions of whole banks and branches.

The last several years have produced unique market opportunities to grow the franchise resulting from volatile equity and fixed income markets, increased industry consolidation, and the historical decline in interest rates.  These events have caused consumers to prefer the safety of bank deposits backed by the full faith of the U.S. and state governments via deposit insurance to the risk of equity investments.  The decline in market rates to levels not seen in 40 years has also produced increased interest by consumers and businesses alike in refinancing existing debt as well as increasing debt levels.  Increased industry consolidation has aided the Company’s growth both directly via acquisitions and indirectly by the servicing of disenfranchised customers impacted by the industry consolidation.

As an independent stand-alone company, some of the challenges and risks the Company is focused on managing are:

•                  Integration risk of acquisitions

•                  Interest-rate risk

•                  Credit risk

•                  General economic conditions in its market area.

•                  The level of interest rates and the slope of the yield curve (the difference between short term rates and long term rates).

To this end, management and the Seacoast Board of Directors actively monitor and manage the various risks via frequent committee and board meetings where issues regarding trends and conditions are analyzed and addressed.  However, as a result of our pending acquisition by Sovereign, management’s focus will be directed in large part towards maintaining our present business and guiding the Company through the corporate and regulatory tasks and issues necessary to consummate the merger as required under the Sovereign/Seacoast merger agreement.  On a related note, the Sovereign/Seacoast merger agreement provides for a number of restrictions on Seacoast’s ability to conduct its business, which may limit the Company’s ability to compete with other financial institutions and may require the Company to forego certain other opportunities.

Summary.  Net income totaled $6.7 million, or $0.26 per diluted share, for the quarter ended March 31, 2004, compared to a net loss of $3.1 million, or $0.14 per diluted share, for the quarter ended March 31, 2003.  During the first quarter of 2004, the Company recorded a charge for expenses incurred in connection with its pending merger with Sovereign, which reduced net income by $1.8 million, or $0.07 per diluted share.  Included in the first quarter 2003 results is an $11.2 million charge to earnings, or $0.50 per diluted share, due to a retroactive change to Massachusetts tax law implemented on March 5, 2003.

Interest Income.  Interest income for the quarter ended March 31, 2004 was $56.5 million, compared to $53.5 million for the quarter ended March 31, 2003, an increase of $3.0 million, or 5.6%.  The increase in interest income resulted from growth in average interest-earning assets of $527.1 million, or 14.8%, primarily resulting from the acquisition of Bay State Bancorp, Inc. (Bay State) during the second quarter of 2003, partially offset by the 49 basis point decline in the yield on interest-earning assets in the 2004 period to 5.55%.  The principal areas of growth in average balances were related to real estate loans (up $480.9 million, or 22.8%) and indirect auto loans (up $72.9 million, or 9.4%).  The growth in real estate loans reflect the acquisition of Bay State in May 2003 while the increase in indirect auto loans resulted from the continued geographic expansion of the network of participating dealers.

Interest Expense.  Interest expense for the quarter ended March 31, 2004 was $21.8 million, compared to $22.5 million for the quarter ended March 31, 2003, a decrease of $767,000, or 3.4%.  This decrease resulted from a 47 basis points decrease in the cost of all funds from 2.82% in 2003 to 2.35% in 2004, partially offset by a higher average balance of interest-bearing liabilities (up $514.0 million, or 16.1%).  Average interest-bearing deposit balances increased $432.1 million, or 19.6%, during the quarter ended March 31, 2004 compared to the same period in 2003.  The rate paid on interest-bearing deposits declined 36 basis points to 1.63% for the first quarter of 2004.

Interest expense on total borrowings decreased $529,000 in the quarter ended March 31, 2004 primarily the result of a decrease of 55 basis points in the average rate paid on borrowed funds to 4.11% in 2004 from 4.66% in 2003.  The decline in the rate paid on total borrowings was partially offset by an increase in the average balance of such funds of $81.9 million, or 8.2%, during the first quarter of 2004.

The decrease in the cost of funds and the lower yields earned on interest-earning assets are reflective of the low interest rate environment in which the Company operates.

The following table presents average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the quarters indicated.

	Quarters ended March 31,
	2004			2003
	Average balance	Interest	Average yield/ rate (1)	Average balance	Interest	Average yield/ rate (1)
Assets:
Interest-earning assets:
Federal funds sold and other short-term investments	$34,816	$64	0.74%	$22,093	$54	0.98%
Debt securities (2)	339,407	3,781	4.46	423,513	4,796	4.53
Equity securities (2)	73,488	398	2.17	59,629	468	3.14
Total investments	447,711	4,243	3.79	505,235	5,318	4.21
Mortgage loans (3)	2,585,853	38,494	5.95	2,104,991	34,562	6.57
Commercial loans (3)	165,698	2,238	5.40	126,394	1,753	5.55
Indirect auto loans (3)	846,302	10,962	5.18	773,354	11,145	5.76
Other consumer loans (3)	35,124	656	7.47	43,568	839	7.70
Total loans	3,632,977	52,350	5.76	3,048,307	48,299	6.34
Total interest-earning assets	4,080,688	56,593	5.55%	3,553,542	53,617	6.04%
Allowance for loan losses	(43,246)			(34,602)
Non-interest earning assets	358,584			234,396
Total assets	$4,396,026			$3,753,336
Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$303,504	$114	0.15%	$287,808	$184	0.26%
Savings accounts	396,344	663	0.67	325,883	777	0.95
Money market savings accounts	830,086	2,850	1.37	579,187	2,023	1.40
Certificates of deposit	1,103,431	7,096	2.57	1,008,352	7,977	3.16
Total interest-bearing deposits	2,633,365	10,723	1.63	2,201,230	10,961	1.99
Borrowed funds:
Short-term borrowings (4)	42,388	144	1.36	35,818	144	1.61
FHLB advances	957,860	9,406	3.93	897,834	10,175	4.53
Junior subordinated debentures	74,742	1,497	8.01	59,463	1,257	8.46
Total borrowings	1,074,990	11,047	4.11	993,115	11,576	4.66
Total interest-bearing liabilities	3,708,355	21,770	2.35	3,194,345	22,537	2.82%
Non-interest bearing demand deposit accounts	266,166			210,938
Other liabilities	23,425			20,036
Total liabilities	3,997,946			3,425,319
Stockholders’ equity	398,080			328,017
Total liabilities and stockholders’ equity	$4,396,026			$3,753,336
Net interest-earning assets	$372,333			$359,197
Net interest income (fully-taxable equivalent)		34,823			31,080
Less: fully-taxable equivalent adjustments		(71)			(83)
Net interest income		$34,752			$30,997
Net interest rate spread (5)			3.20%			3.22%
Net interest margin (6)			3.41%			3.50%

(1)    Annualized

(2)    Average balances include fair values gains on securities available for sale.  Equity securities include marketable equity securities and restricted equity securities.

(3)    Loans on non-accrual status are included in the average balances.

(4)    Short-term borrowings include immaterial balances of other borrowings.

(5)    Net interest rate spread represents the difference between the yield on interest-earning assets and the rate on interest-bearing liabilities.

(6)    Net interest margin represents net interest income (fully-taxable equivalent) divided by average interest-earning assets.

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

	Quarters ended March 31, 2004 vs. 2003 Increase (decrease) due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$26	$(16)	$10
Debt securities	(938)	(77)	(1,015)
Equity securities	94	(164)	(70)
Mortgage loans	7,372	(3,440)	3,932
Commercial loans	532	(47)	485
Indirect auto loans	1,000	(1,183)	(183)
Other consumer loans	(158)	(25)	(183)
Total interest-earning assets	7,928	(4,952)	2,976

Interest-bearing liabilities:
Deposits:
NOW accounts	$10	$(80)	$(70)
Savings accounts	147	(261)	(114)
Money market savings accounts	862	(35)	827
Certificates of deposit	705	(1,586)	(881)
Total deposits	1,724	(1,962)	(238)

Borrowed funds:
Short-term borrowings	$16	$(16)	$—
FHLB advances	650	(1,419)	(769)
Junior subordinated debentures	309	(69)	240
Total borrowings	975	(1,504)	(529)
Total interest-bearing liabilities	2,699	(3,466)	(767)
Net interest income (fully-taxable equivalent)	$5,229	$(1,486)	$3,743

Provision for Loan Losses.  The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management believes is adequate to absorb inherent charge-off of loans deemed uncollectible within the loan portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated charge-off experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of nonperforming, delinquent and other classified loans.  The amount of the allowance is estimated based on numerous judgments, and ultimate loan losses may vary from current estimates and future additions may be necessary.  Management assesses the allowance for loan losses on a quarterly basis and believes that its analysis of the allowance for loan losses is reasonable.

The Company recognized a provision for loan losses of $1.7 million in the quarter ended March 31, 2004 compared to $2.1 million in the quarter ended March 31, 2003.  The decrease of $437,000 in 2004 was due to the lower level of annualized charge-offs to total average loans and the indirect automobile loan portfolio decreasing as a percentage of total loans.  The total allowance of $43.3 million at March 31, 2004 represented 1.18% of total loans compared to a ratio of 1.21% at December 31, 2003.  The allowance for loan losses as a percentage of non-performing loans was 248.3% at March 31, 2004 compared to 295.1% at December 31, 2003.

Noninterest Income.  Total noninterest income was $5.2 million for the quarter ended March 31, 2004 as compared to $3.6 million in the same period of 2003, for an increase of $1.7 million, or 46.2%.  The increase was primarily the result of increases in deposit and other banking fees resulting from the acquisition of Bay State and gains on the sale of investment securities.

Noninterest Expense.  Noninterest expense totaled $25.6 million for the quarter ended March 31, 2004 as compared to $20.4 million in the same period of 2003, for an increase of $5.3 million, or 25.8%.  This increase reflected increases in salaries and employee benefits ($2.4 million), occupancy and equipment expense ($883,000), marketing expense ($495,000) and professional services expense ($908,000).  These increases in noninterest expenses were primarily due to franchise expansion and the acquisition of Bay State in May 2003.

Salaries and employee benefits increased $2.4 million, or 23.7%, to $12.3 million during the quarter ended March 31, 2004 compared to the same period of 2003.  This increase was the result of the retention of former Bay State employees, salary increases averaging 5% and other increases in staffing related to Company growth and franchise expansion, supplemented by increases in the cost of employee benefits.

Occupancy and equipment expenses increased by $883,000, or 32.5%, to $3.6 million during the quarter ended March 31, 2004 compared to the same period of 2003. This increase was primarily the result of increases in rental expense, building and equipment depreciation and maintenance expenses related to the addition of the Bay State branches and computer equipment purchases.

Data processing expenses increased $107,000, or 5.1%, to $2.2 million during the quarter ended March 31, 2004  due primarily to core processing activities that are volume-related and increases in the number of retail deposit and loan accounts. Also, software maintenance expenses and alternative deposit delivery costs increased during the first quarter of 2004.

Marketing expenses increased $495,000, or 68.5%, to $1.2 million during the quarter ended March 31, 2004.  This increase was primarily attributable to an overall general increase in marketing efforts related to brand building and product campaigns via newspapers and billboards over a broader geographic footprint.

Professional services expenses increased $908,000 to $1.5 million during the quarter ended March 31, 2004.  This increase was primarily the result of increased corporate legal expense, collections fees and corporate consulting fees.

Amortization of intangibles increased $304,000 to $468,000 during the quarter ending March 31, 2004.  This increase is primarily attributable to amortization of core deposit intangibles and a non-compete agreement resulting from the acquisition of Bay State.

Merger expenses relating to the acquisition of the Company by Sovereign totaled $1.8 million for the quarter ending March 31, 2004.  Merger expenses incurred by the Company in relation to its acquisition of Abington are included as costs of the transaction as part of goodwill in accordance with SFAS No. 142.

Other noninterest expense decreased $1.6 million, or 39.5%, to $2.5 million during the quarter ended March 31, 2004. This decrease primarily reflects the recording of an interest deficiency charge of $1.6 million for the first quarter of 2003 as a result of the Massachusetts law change that retroactively disallowed the REIT dividend deduction for the years ended December 31, 1999 through December 31, 2002. Excluding this deficiency charge, other noninterest expense was flat when comparing both quarters.

Income Taxes.  Provision for income taxes for the first quarter of 2004 was $6.1 million, down $9.1 million from the $15.2 million recorded for the same period in 2003.  The first quarter of 2004 income tax provisions were impacted by the non-deductibility of the $1.8 million in merger expenses relating to the pending acquisition of the Company by Sovereign.              During the quarter ended March 31, 2003, the Company recorded an additional state income tax provision of $9.6 million, net of the federal income tax benefit, as a result of the Massachusetts law change that retroactively disallowed the REIT dividend deduction for the years ended December 31, 1999 through December 31, 2002.  The merger expenses in 2004 and the additional state provision and related interest deficiency charge in 2003 caused the effective tax rates recognized for the quarters ended March 31, 2004 and 2003 to be 48% and 125%, respectively, rather than 41.6% and 40.7%, respectively, that they would have been without such items.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003

Total assets increased by $67.7 million from $4.4 billion at December 31, 2003 to $4.5 billion at March 31, 2004.  During the quarter ended March 31, 2004, investment securities decreased $43.6 million from $432.3 million at December 31, 2003 to $388.6 million at March 31, 2004 while federal funds sold and short-term investments increased $60.1 million over the same period to $91.3 million at March 31, 2004.  During the quarter ended March 31, 2004, the loan portfolio increased by $62.8 million, or 1.7%, to $3.7 billion as of March 31, 2004.  The balance sheet growth realized in the first quarter of 2004 was funded principally by growth in Federal Home Loan Bank advances of $59.8 million, which totaled $987.0 million at March 31, 2004.  Total deposits increased $7.6 million during the first quarter of 2004 and totaled $2.9 billion as of March 31, 2004.

Investment Securities

Investment securities decreased $43.6 million from $432.3 million at December 31, 2003, to $388.6 million at March 31, 2004.  This decrease was due to sales, calls, paydowns and maturities exceeding reinvestment. Offsetting the decline in the investment portfolio was an increase in federal funds sold and short-term investments of $60.1 million to $91.3 million as of March 31, 2004.  The increase in federal funds sold at March 31, 2004 was attributable in part to the proceeds of the sales in the investment portfolio.  The Company expects to reinvest a portion of the federal funds sold in new loan originations during the second quarter of 2004.

The following table sets forth a summary of the Company’s investment securities at the dates indicated:

	March 31, 2004	December 31, 2003
Securities available for sale:
Debt securities:
U.S. Government and agency obligations	$136,534	$171,807
Corporate bonds	82,782	87,068
State and municipal obligations	1,666	1,667
Mortgage-backed investments	80,343	82,240
Total debt securities	301,325	342,782
Marketable equity securities	13,745	15,792
Total securities available for sale	$315,070	$358,574

Securities held to maturity:
U.S. Government and agency obligations	$14,618	$14,683
State and municipal obligations	2,964	2,964
Mortgage-backed investments	374	420
Total securities held to maturity	$17,956	$18,067

Restricted equity securities:
Federal Home Loan Bank of Boston stock	$55,179	$55,179
Other	444	444
Total restricted equity securities	$55,623	$55,623

Total investment securities	$388,649	$432,264
Percent of total assets	8.7%	9.9%

Loans

The increase in loans occurred primarily in the residential, commercial real estate, construction and indirect auto loan portfolios.  From December 31, 2003 to March 31, 2004, residential mortgage loans increased by $29.4 million, or 1.7%, commercial real estate loans increased by $7.3 million, or 1.2%, construction loans increased by $7.6 million, or 5.2%, and indirect auto loans increased by $15.1 million, or 1.8%.  The growth during the quarter ended March 31, 2004 was aided by the continuing low interest rate environment as well as the strong housing and automobile sectors.  The Company has continued to retain the majority of its residential mortgage loan originations in portfolio and emphasize the origination of indirect auto loans through its network of automobile dealers.

The following table shows the composition of the Company’s loan portfolio at the dates indicated:

	March 31, 2004	December 31, 2003
	(In thousands)
Real estate loans:
Residential	$1,728,107	$1,698,693
Commercial	632,944	625,670
Construction	154,399	146,762
Home equity lines of credit	101,285	96,281
Total real estate loans	2,616,735	2,567,406
Commercial loans	157,533	155,573
Consumer loans:
Indirect auto loans, net	846,829	831,695
Other	33,083	36,731
Total consumer loans, net	879,912	868,426
Total loans	$3,654,180	$3,591,405

Loans serviced for others on a non-recourse basis at March 31, 2004 and December 31, 2003 amounted to $234.3  million and $237.0 million, respectively.

Asset Quality

The Company devotes significant attention to maintaining asset quality through its underwriting standards, loan servicing activities and nonperforming asset management.  Nonperforming assets totaled $18.2 million and $14.9 million as of March 31, 2004 and December 31, 2003, respectively.  The increase in the nonperforming assets during the first quarter of 2004 was primarily attributable to two relationships.  The first relationship represents a borrower with approximately $1.9 million on nonaccrual collateralized by property that is currently under a purchase and sales agreement and is expected to be paid in full.  The other borrower has two loans that have matured and are paid current for interest but the relationship needs to be rewritten or refinanced; no loss of principal is expected.

Risk Elements. Nonaccruing loans totaled $17.4 million at March 31, 2004, compared to $14.7 million at December 31, 2003.  The two relationships mentioned above represent the majority of the increase in nonaccruing loans during the first quarter of 2004. Interest income of approximately $311,000 would have been recorded during the first quarter of 2004 on nonaccruing loans if those loans had been on a current basis in accordance with their original terms.  Interest income actually recognized during the first quarter of 2004 on nonaccruing loans was approximately $217,000 with interest foregone on those loans of $94,000.

Impaired Loans. Loans are considered impaired when it is probable that the Company will not be able to collect principal, interest and fees according to the contractual terms of the loan agreement.  Total impaired loans at March 31, 2004 and December 31, 2003, were $12.4 million and $9.7 million, respectively.  Interest income of approximately $216,000 would have been recorded during the first quarter of 2004 on impaired loans if those loans had been on a current basis in accordance with their original terms.  Interest income actually recognized during the first quarter of 2004 on impaired loans was approximately $176,000 with interest foregone on those loans of $40,000.

The following table sets forth information regarding non-performing assets at the dates indicated:

	March 31, 2004	December 31, 2003
Nonaccrual loans (1):
Real estate loans:
Residential	$4,364	$4,700
Commercial	5,034	1,990
Construction	1,765	2,201
Home equity	48	11
Commercial loans	4,844	3,462
Indirect auto loans	1,324	2,249
Other consumer loans	40	67
Total nonaccrual loans	17,419	14,680
Restructured loans (2)	—	—
Total non-performing loans	17,419	14,680
Other real estate owned and repossessed autos	732	266
Total non-performing assets	$18,151	$14,946

Loans 90 days overdue and still accruing	$—	$—

Allowance for loan losses as a percent of total loans	1.18%	1.21%
Allowance for loan losses as a percent of total non-performing loans	248.33	295.10
Non-performing loans as a percent of total loans	0.48	0.41
Non-performing assets as a percent of total assets	0.41	0.34

(1)          Nonaccrual loans include all loans 90 days or more past due and any other loans which have been identified as presenting uncertainty with respect to the collectibility of interest or principal.

(2)          Restructured loans represent performing loans for which concessions have been granted as a result of a borrower’s adverse financial condition.

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in the loan portfolio which are deemed probable and estimable based on information currently known to management.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
	2004	2003
	(In thousands)
Balance at beginning of period	$43,321	$34,354
Provision for loan losses	1,650	2,087
Charge-offs:
Mortgage loans:
Residential	—	—
Commercial	—	(6)
Home equity	—	—
Construction	—	—
Commercial loans	(148)	(120)
Indirect auto loans	(1,848)	(1,688)
Other consumer loans	(33)	(2)
Total charge-offs	(2,029)	(1,816)

Recoveries:
Mortgage loans:
Residential	—	—
Commercial	—	—
Home equity	—	—
Construction	—	—
Commercial loans	34	2
Indirect auto loans	279	79
Other consumer loans	2	3
Total recoveries	315	84

Net charge-offs	(1,714)	(1,732)

Balance at end of period	$43,257	$34,709

Ratio of annualized net charge-offs to average loans	0.19%	0.23%

Goodwill And Intangible Assets

The Company adopted Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) as of January 1, 2002.  SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement.

As a result of adopting SFAS 142, the Company no longer amortizes goodwill but has performed impairment testing as required.  The evaluations were made using discounted future cash flows, and in each analysis, it was determined that an impairment charge was not required.  Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g. recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary.

The changes in the carrying of goodwill and other intangibles assets for the three months ended March 31, 2004  and the year ended December 31, 2003, are as follows:

		Other Intangible Assets
	Goodwill	Core Deposit Intangibles	Other Intangibles	Total Other IntangibleAssets
	(In thousands)
Balance, December 31, 2002	$33,903	$1,539	$25	$1,564
Recorded during the period	82,582	4,075	2,840	6,915
Adjustment of purchase accounting estimates	(3,347)	—	—	—
Amortization expense	—	(873)	(569)	(1,442)
Impairment recognized	—	—	—	—
Balance, December 31, 2003	113,138	4,741	2,296	7,037
Amortization expense	—	(229)	(239)	(468)
Adjustment of purchase accounting estimates	(87)	—	—	—
Impairment recognized	—	—	—	—
Balance, March 31, 2004	$113,051	$4,512	$2,057	$6,569

Estimated amortization expense:
Remaining 2004	—	575	716	1,291
2005	—	661	947	1,608
2006	—	619	394	1,013
2007	—	568	—	568
2008	—	538	—	538

The components of other intangible assets follow:

	March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core deposit intangibles	$8,499	$(3,987)	$4,512
Other intangibles	2,988	(931)	2,057
Total	$11,487	$(4,918)	$6,569

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Core deposit intangibles	$8,499	$(3,758)	$4,741
Other intangibles	3,010	(714)	2,296
Total	$11,509	$(4,472)	$7,037

Sources of Funds

Deposits. Deposits have historically represented the Banks’ primary source of funds and represent over 65% of total assets.  The Banks offer a variety of deposit accounts with a range of interest rates and other terms.

Total deposits at March 31, 2004 were $2.9 billion, an increase of $7.6 million, compared to $2.9 billion at December 31, 2003.  Core deposit account balances (non-certificate) decreased by $16.1 million to $1.8 billion as of March 31, 2004.  The decrease in core deposits during the quarter was generally attributable to the low rates paid on these accounts, seasonal deposit fluctuations as well a reduction in municipal balances.             Certificates of deposits increased $23.8 million to $1.1 billion as of March 31, 2004.  The increase was primarily due to a 10-month promotional certificate.

The following table shows the composition of the Company’s deposit balances at the dates indicated:

	March 31, 2004	December 31, 2003
	(In thousands)
Demand deposit accounts	$263,381	$275,295
NOW accounts	314,134	302,567
Money market deposit accounts	848,369	850,126
Passbook and other savings accounts	394,849	408,885
Total non-certificate accounts	1,820,733	1,836,873
Certificates of deposit -
Term certificates of $100,000 and over	332,685	308,546
Term certificates less than $100,000	771,584	771,942
Total certificates of deposit	1,104,269	1,080,488
Total deposits	$2,925,002	$2,917,361

Borrowings.  The Banks borrow funds from the FHLB to partially finance their loan and other funding needs.  These borrowings are subject to collateral requirements and borrowing limitations by the FHLB.  The Banks also have available other sources of funds, including secured borrowings, securities sold under agreements to repurchase and junior subordinated debentures.  In addition, Nantucket Bank has a seasonal borrowing arrangement with the Federal Reserve Bank of Boston that extends from December through July of any year and is based on seasonal changes in loans and deposits in the Bank’s service area.  This borrowing arrangement is collateralized by securities and the amounts available vary by month and reach a maximum of $43.7 million in May to a low of $9.5 million in December.  As of March 31, 2004,  no balances were outstanding under the seasonal borrowing arrangement.

The following table sets forth certain information regarding the composition of borrowed funds at the dates indicated:

	March 31, 2004	December 31, 2003
	(In thousands)
FHLB advances	$986,970	$927,162
Junior subordinated debentures	74,742	74,742
Securities sold under agreements to repurchase	37,212	43,886
TT&L agreements	961	1,841
Other borrowings	1,678	1,697
Total borrowed funds	$1,101,563	$1,049,328

Liquidity And Capital Resources

The increase in stockholders’ equity of $5.8 million to $396.7 million at March 31, 2004 resulted primarily from the exercise of stock options of $1.7 million and net income of $6.7 million partially offset by cash dividends paid in the amount of $3.5 million.

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

As voluntary members of the Federal Home Loan Bank of Boston (FHLB), Compass and Nantucket Bank are entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to others.  Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agency securities and funds on deposit specifically pledged to the FHLB.  At March 31, 2004, Compass and Nantucket Bank had approximately $365.5 million and $27.8 million, respectively, in unused borrowing capacity that is contingent upon the purchase of additional FHLB stock.  Use of this borrowing capacity may also be impacted by regulatory capital requirements.  See note 7 to the unaudited consolidated financial statements for information regarding a $25 million unsecured note payable to Sovereign signed on April 26, 2004.

Liquidity management is both a daily and long-term function of business management.  The measure of a bank’s liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price.  At March 31, 2004, the Company maintained cash and due from banks, federal funds sold, short-term investments and debt securities maturing within one year of $278.7 million, or 6.3% of total assets.  The Company invests excess funds, if any, in federal funds sold which provide liquidity to meet lending requirements.

At March 31, 2004, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $409.6 million.  The Company anticipates that it will have sufficient funds available to meet its current commitments.  Certificates of deposit maturing within one year from March 31, 2004 amounted to $780.7 million.  The Company expects that a significant portion of maturing certificate accounts will be retained at maturity.  The following table summarizes the Company’s contractual cash obligations and other commitments and their respective expiration dates.

Contractual Obligations and Commitments by Maturity (In thousands)

	Payments Due – By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual obligations:
FHLB advances	$986,970	$206,291	$269,392	$179,653	$331,634
Junior subordinated debentures	74,742	—	—	—	74,742
Lease obligations	15,312	2,072	3,554	2,240	7,446
Other:
TT&L	961	961	—	—	—
Securities sold under agreements to repurchase	37,212	37,212	—	—	—
Total contractual cash obligations	$1,115,197	$246,536	$272,946	$181,893	$413,822

	Amount of Commitment Expiring – By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Other Commitments:
Lines of credit	$180,699	$84,195	$1,879	$6,468	$88,157
Other commitments	227,035	227,035	—	—	—
Standby letter of credit	1,901	1,264	637	—	—
Total commitments	$409,635	$312,494	$2,516	$6,468	$88,157

The Company’s and the Banks’ capital ratios at March 31, 2004 were as follows:

	Seacoast	Compass	Nantucket Bank
Total capital (to risk weighted assets)	12.45%	11.12%	12.62%
Tier 1 capital (to risk weighed assets)	11.13	9.85	11.35
Tier 1 leverage capital ((to average assets)	7.98	7.06	8.34

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

As of March 31, 2004, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods is as follows:

	Percentage Change in Estimated Net Interest Income Over:
	12 months	24 months
300 basis point increase in rates	(13.7)%	(10.7)%
75 basis point decrease in rates	(0.2)%	(2.1)%

(1)           Due to the low interest rate environment in effect at March 31, 2004 (the average Federal Fund overnight rates were trading below 1.00%) the simulation model could only be rate shocked down 75 basis points.

The results above are dependent on material assumptions such as (i) changes in the composition and prepayment speeds of mortgage assets and loans, (ii) the shape of the U.S. government securities and interest rate swap yield curve, (iii) the level of U.S. prime interest rates and (iv) the level of rates paid on deposit accounts.  Asymmetrical rate movements could also have a material impact on simulation results.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer, our Treasurer and Chief Financial Officer (as principal financial officer)  and other members of our senior management team have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on such evaluation, our Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including our consolidated subsidiaries, in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting identified during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to our financial condition and results of operations.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to A Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits:

2.1	Agreement and Plan of Merger, dated as of December 19, 2002 by and between Seacoast Financial Services Corporation, Seacoast Merger Sub, Inc. and Bay State Bancorp, Inc.	(d)
2.2	Agreement and Plan of Merger, dated as of October 20, 2003, by and between Seacoast Financial Services Corporation, Coast Merger Sub Corporation and Abington Bancorp Inc.	(e)
2.3	Agreement and Plan of Merger, dated as of January 26, 2004, by and between Sovereign Bancorp, Inc. and Seacoast Financial Services Corporation	(g)
2.4	Amendment to Agreement and Plan of Merger between Sovereign Bancorp, Inc. and Seacoast Financial Services Corporation dated as of April 12, 2004	(h)
3.1	Restated Articles of Organization of Seacoast Financial Services Corporation	(b)
3.2	By-Laws of Seacoast Financial Services Corporation	(f)
4	Specimen certificate for the common stock of Seacoast Financial Services Corporation	(a)
4.2	Form of 8.50% Junior Subordinated Debenture of Seacoast Financial Services Corporation	(c)
4.3	Form of Preferred Security of Seacoast Capital Trust I (included as Exhibit D to Amended and Restated Trust Agreement of Seacoast Capital Trust I dated May 31, 2002)	(c)
11	A statement regarding earnings per share is included in Item 1, Note 1, of this report
31.1	Certification by Kevin G. Champagne, Chief Executive Officer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification by Francis S. Mascianica, Treasurer and Chief Financial Officer, pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
32	Certification required by section 906 of the Sarbanes-Oxley Act of 2002	**

b.	Reports on Form 8-K:
• Form 8-K dated January 28, 2004 furnished under Items 12 and 7 whereby Seacoast announced its fourth quarter and annual results for 2003.
• Form 8-K dated January 29, 2004 filed under Items 5 and 7 whereby Seacoast announced that it entered into an agreement and plan of merger with Sovereign Bancorp, Inc.

**	Filed herewith

(a)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (333-52889), filed with the SEC under the Company’s prior name, “The 1855 Bancorp”, on August 14, 1998.

(b)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the SEC on November 18, 1998.

(c)	Incorporated by reference to the Company’s current report on Form 10-Q for the second quarter of 2002, filed with the SEC on August 14, 2002.

(d)	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 23, 2002.

(e)	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 27, 2003.

(f)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2004.

(g)	Incorporated by reference to Sovereign Bancorp, Inc.’s current report on Form 8-K filed with the SEC on January 28, 2004.

(h)	Incorporated by reference to Sovereign Bancorp, Inc.’s current report on Form 8-K filed with the SEC on April 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seacoast Financial Services Corporation
(Registrant)

Date: May 7, 2004	By	/s/ Kevin G. Champagne
Kevin G. Champagne
President and Chief Executive Officer

Date: May 7, 2004	By	/s/ Francis S. Mascianica, Jr.
Francis S. Mascianica, Jr.
Treasurer and Chief Financial Officer, as Principal Financial and Accounting Officer